Form 10-Q
period 2004-12-31
Kentucky First Federal Bancorp
filed 2005-02-24
CIK 1297341

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended     December 31, 2004
                               -------------------------

                                       OR

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 0-51176
                        -------

                         KENTUCKY FIRST FEDERAL BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

(To be incorporated under
the laws of the United States)                 (To be applied for)
--------------------------------         ---------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                     479 Main Street, Hazard, Kentucky 41702
--------------------------------------------------------------------------------
               (Address of principal executive offices)(Zip Code)

                                 (606) 436-3860
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past ninety
days:                                                   Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act.              Yes [ ] No [X]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock, as of the latest practicable date:        Not applicable
                                                --------------------------------

                                      INDEX

                                                                          Page
                                                                          ----

PART I     -  ITEM 1       FINANCIAL INFORMATION

                           Statements of Financial Condition                3

                           Statements of Earnings                           4

                           Statements of Comprehensive Income               5

                           Statements of Cash Flows                         6

                           Notes to Financial Statements                    8

              ITEM 2       Management's Discussion and Analysis of
                           Financial Condition and Results of
                           Operations                                      11

              ITEM 3       Quantitative and Qualitative Disclosures
                           About Market Risk                               15

              ITEM 4       Controls and Procedures                         15


PART II    -  OTHER INFORMATION                                            16

SIGNATURES                                                                 17



                         KENTUCKY FIRST FEDERAL BANCORP

                        STATEMENTS OF FINANCIAL CONDITION

                                 (In thousands)

                                                                               DECEMBER 31,           JUNE 30,
         ASSETS                                                                   2004                  2004
                                                                               (UNAUDITED)
Cash and due from banks                                                         $     923            $     899
Federal funds sold                                                                      -               15,000
Interest-bearing deposits in other financial institutions                           3,710                  963
                                                                                ---------            ---------
         Cash and cash equivalents                                                  4,633               16,862

Investment securities available for sale - at market                               12,670               12,391
Investment securities held to maturity, at amortized cost                          62,837               50,840
Mortgage-backed securities held to maturity, at amortized cost                     23,093               22,983
Loans receivable - net                                                             31,754               33,568
Real estate acquired through foreclosure                                               28                   -
Office premises and equipment - at depreciated cost                                   165                  186
Federal Home Loan Bank stock - at cost                                              1,865                1,826
Accrued interest receivable                                                           596                  603
Prepaid expenses and other assets                                                     945                   77
Prepaid federal income taxes                                                          288                  308
Deferred federal income taxes                                                          70                  179
                                                                                ---------            ---------

         Total assets                                                           $ 138,944            $ 139,823
                                                                                =========            =========

         LIABILITIES AND RETAINED EARNINGS

Deposits                                                                        $  97,449            $  98,751
Advances from the Federal Home Loan Bank                                            9,000                9,000
Other liabilities                                                                     621                1,029
                                                                                ---------            ---------
         Total liabilities                                                        107,070              108,780

Retained earnings, restricted                                                      32,091               31,443
Accumulated comprehensive income (loss), unrealized losses on
  securities designated as available for sale, net of related tax effects            (217)                (400)
                                                                                ---------            ---------
         Total retained earnings                                                   31,874               31,043
                                                                                ---------            ---------

         Total liabilities and retained earnings                                $ 138,944            $ 139,823
                                                                                =========            =========

                                       3


                         KENTUCKY FIRST FEDERAL BANCORP

                             STATEMENTS OF EARNINGS

                                   (Unaudited)

                                 (In thousands)

                                                                        FOR THE SIX MONTHS         FOR THE THREE MONTHS
                                                                        ENDED DECEMBER 31,          ENDED DECEMBER 31,
                                                                       2004          2003             2004         2003
Interest income
  Loans                                                               $ 1,180      $ 1,464         $   580      $   702
  Mortgage-backed securities                                              487          126             244           91
  Investment securities                                                 1,051        1,121             532          551
  Interest-bearing deposits and other                                     162          117              91           52
                                                                       ------       ------          ------       ------
         Total interest income                                          2,880        2,828           1,447        1,396

Interest expense
  Deposits                                                                941        1,167             454          541
  Borrowings                                                              134            -              67            -
                                                                       ------       ------          ------       ------
         Total interest expense                                         1,075        1,167             521          541
                                                                       ------       ------          ------       ------

         Net interest income                                            1,805        1,661             926          855

Provision for losses on loans                                              28           27              13           21
                                                                       ------       ------          ------       ------

         Net interest income after provision for
           losses on loans                                              1,777        1,634             913          834

Other operating income                                                     11           11               6           11

General, administrative and other expense
  Employee compensation and benefits                                      537          565             273          272
  Occupancy and equipment                                                  71           71              38           37
  Data processing                                                          15           17               7            9
  Franchise taxes                                                          37           47              19           24
  Charitable contributions                                                  7           38               4           11
  Other operating                                                         138          145              67           65
                                                                       ------       ------          ------       ------
         Total general, administrative and other expense                  805          883             408          418
                                                                       ------       ------          ------       ------

         Earnings before income taxes                                     983          762             511          427

Federal income taxes
  Current                                                                 320          229             162          128
  Deferred                                                                 15           30              11           17
                                                                       ------       ------          ------       ------
         Total federal income taxes                                       335          259             173          145
                                                                       ------       ------          ------       ------

         NET EARNINGS                                                 $   648      $   503         $   338      $   282
                                                                       ======       ======          ======       ======


                         KENTUCKY FIRST FEDERAL BANCORP

                       STATEMENTS OF COMPREHENSIVE INCOME

                                   (Unaudited)

                                 (In thousands)


                                                                        FOR THE SIX MONTHS           FOR THE THREE MONTHS
                                                                        ENDED DECEMBER 31,            ENDED DECEMBER 31,
                                                                       2004           2003            2004           2003
Net earnings                                                          $ 648          $ 503           $ 338          $ 282

Other comprehensive income (loss), net of taxes (benefits):
  Unrealized holding gains (losses) on securities during
    the period, net of taxes (benefits) of $94, $(124), $(44)
    and $(14) during the respective periods                             183           (240)            (85)           (28)
                                                                       ----           ----           -----          -----

Comprehensive income                                                  $ 831          $ 263           $ 253          $ 254
                                                                       ====           ====            ====           ====

Accumulated comprehensive loss                                        $(217)         $(400)          $(217)         $(400)
                                                                       ====           ====            ====           ====

                                       5


                         KENTUCKY FIRST FEDERAL BANCORP

                            STATEMENTS OF CASH FLOWS

                      For the six months ended December 31,
                                   (Unaudited)
                                 (In thousands)

                                                                         2004              2003
Cash flows from operating activities:
  Net earnings for the period                                         $    648          $    503
  Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities:
    Amortization of discounts and premiums on loans,
      investments and mortgage-backed securities - net                      (6)               10
    Amortization of deferred loan origination fees                         (11)              (30)
    Depreciation and amortization                                           44                43
    Provision for losses on loans                                           28                27
    Federal Home Loan Bank stock dividends                                 (39)              (35)
    Increase (decrease) in cash due to changes in:
      Accrued interest receivable                                            7               (37)
      Prepaid expenses and other assets                                   (868)               (9)
      Other liabilities                                                   (408)              (73)
      Federal income taxes
        Current                                                             20                81
        Deferred                                                            15                30
                                                                       -------           -------

         Net cash provided by (used in) operating activities              (570)              510

Cash flows provided by (used in) investing activities:
  Purchase of investment securities                                    (11,997)          (63,000)
  Proceeds from sale of real estate acquired through foreclosure            82               284
  Proceeds from maturity of investment securities                            -            32,996
  Proceeds from sales of investment securities                               -            10,000
  Purchase of mortgage-backed securities                                (1,261)           (6,045)
  Principal repayments on mortgage-backed securities                     1,156               255
  Loan principal repayments                                              4,129             6,826
  Loan disbursements                                                    (2,441)           (3,344)
  Purchase of office equipment                                             (23)              (31)
                                                                       -------           -------

         Net cash used in investing activities                         (10,357)          (22,059)

Cash flows used in financing activities:
  Net decrease in deposit accounts                                      (1,302)           (3,475)
                                                                       -------           -------

Net decrease in cash and cash equivalents                              (12,229)          (25,024)

Cash and cash equivalents at beginning of period                        16,862            30,349
                                                                       -------           -------

Cash and cash equivalents at end of period                            $  4,633          $  5,325
                                                                       =======           =======

                                       6



                         KENTUCKY FIRST FEDERAL BANCORP

                      STATEMENTS OF CASH FLOWS (CONTINUED)

                      For the six months ended December 31,
                                   (Unaudited)
                                 (In thousands)

                                                                   2004              2003
Supplemental disclosure of cash flow information:
  Cash paid during the period for:
    Federal income taxes                                         $   300         $   150
                                                                  ======          ======

    Interest on deposits and borrowings                          $ 1,072         $ 1,209
                                                                  ======          ======

Supplemental disclosure of noncash investing activities:
  Unrealized gains (losses) on securities designated as
    available for sale, net of related tax effects               $   183         $  (240)
                                                                  ======          ======

Transfers from loans to real estate acquired
  through foreclosure                                            $   110         $   200
                                                                  ======          ======


                         KENTUCKY FIRST FEDERAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

      For the six- and three-month periods ended December 31, 2004 and 2003


On July 14, 2004, the Board of Directors of the First Federal Savings and Loan Association ("First Federal of Hazard" or the "Association") adopted a Plan of Reorganization (the "Plan" or the "Reorganization") pursuant to which the Association proposes to reorganize into a mutual holding company structure with the establishment of a stock holding company, Kentucky First Federal Bancorp, as parent of the Association, and the Association will convert to the stock form of ownership, followed by the issuance of all the Association's outstanding stock to Kentucky First Federal Bancorp. Pursuant to the Reorganization and the Merger, Kentucky First Federal Bancorp will issue between 2,546,051 and 3,868,313 common shares, representing approximately 45.0% of the outstanding common stock, up to 45.0% of which will be issued to shareholders of Frankfort First Bancorp, Inc. ("Frankfort First") in a merger, with the remainder to be sold in the Reorganization, at $10.00 per share to the Association's depositors and a newly formed Employee Stock Ownership Plan ("ESOP"). First Federal MHC is being organized as a federally chartered mutual holding company and will own approximately 55.0% of the outstanding common stock of Kentucky First Federal Bancorp upon completion of the reorganization. Immediately following the Reorganization, Kentucky First Federal Bancorp will acquire Frankfort First and its wholly-owned subsidiary First Federal Savings Bank in a merger (the "Merger"), at an aggregate purchase price of $31.2 million to be paid in the form of both stock and cash. The purchase is expected to result in goodwill of approximately $16.6 million.

The costs of issuing the common stock have been deferred and will be deducted from the sale proceeds of the offering. If the conversion is unsuccessful, all deferred costs will be charged to operations. At December 31, 2004, the Association had deferred conversion costs totaling approximately $557,000. The transaction was approved by regulatory authorities and members of the Association (and by the Frankfort First shareholders).

1.      Basis of Presentation
        ---------------------

The accompanying unaudited financial statements, which represent the financial condition and results of operations of First Federal Savings and Loan Association of Hazard, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2004, are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.      Critical Accounting Policies
        ----------------------------

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies. We consider the allowance for loan losses to be a critical accounting policy.

The allowance for loan losses is the estimated amount considered necessary to cover probable incurred credit losses in the loan portfolio at the balance sheet date. The allowance is established through the provision for losses on loans which is charged against income. In determining the allowance for loan losses, management makes significant estimates and has identified this policy as one of the most critical for First Federal of Hazard.

                         KENTUCKY FIRST FEDERAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

      For the six- and three-month periods ended December 31, 2004 and 2003


2.      Critical Accounting Policies (continued)
        ----------------------------

Management performs a monthly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews, volume and mix of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. Management considers the economic climate in our lending area to be among the factors most likely to have an impact on the level of the required allowance for loan losses. However, in view of the fact that local economy is diverse, without significant dependence on a single industry or employer, the economic climate is considered to be stable, and improving, at December 31, 2004. Nevertheless, management continues to monitor and evaluate factors which could have an impact on the required level of the allowance. Nationally, management will watch for issues that may negatively affect a significant percentage of homeowners in First Federal of Hazard's lending area. These may include significant increases in unemployment or significant depreciation in home prices. Management reviews employment statistics periodically when determining the allowance for loan losses and generally finds the unemployment rate in First Federal of Hazard's lending area to be acceptable in relation to historical trends. Given the aforementioned indicators of economic stability, management does not foresee in the near term, any significant increases in the required allowance for loan losses related to economic factors. Finally, management has no current plans to alter the type of lending offered or collateral accepted, but if such plans change or market conditions result in large concentrations of certain types of loans, such as commercial real estate or high loan-to-value ratio residential loans, management would respond with an increase in the overall allowance for loan losses.

The allowance for loan losses analysis has two components, specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history. We also analyze historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowance we have established which could have a material negative effect on our financial results.

3.      Recent Accounting Pronouncements
        --------------------------------

During December 2004, the Financial Accounting Standards Board (the "FASB") issued a revision to Statement of Financial Accounting Standards No. 123 ("SFAS 123(R)") which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions. That cost will be recognized over the period during which an employee is required to provide services in exchange for the award - the requisite service period. No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

                         KENTUCKY FIRST FEDERAL BANCORP

                          NOTES TO FINANCIAL STATEMENTS

      For the six- and three-month periods ended December 31, 2004 and 2003


3.      Recent Accounting Pronouncements (continued)
        --------------------------------

Initially, the cost of employee services received in exchange for an award of liability instruments will be measured based on current fair value; the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models, adjusted for the unique characteristics of those instruments (unless observable market prices for the same or similar instruments are available). If an equity award is modified after the grant date, incremental compensation cost will be recognized in an amount equal to the excess of the fair value of the modified award over the fair value of the original award immediately before the modification.

Excess tax benefits, as defined by SFAS 123(R) will be recognized as an addition to additional paid-in capital. Cash retained as a result of those excess tax benefits will be presented in the statement of cash flows as financing cash inflows. The write-off of deferred tax assets relating to unrealized tax benefits associated with recognized compensation cost will be recognized as income tax expense, unless there are excess tax benefits from previous awards remaining in additional paid-in capital to which it can be offset.

Compensation cost is required to be recognized in the first interim or annual period that begins after June 15, 2005, or July 1, 2005 as to the Association. The Association currently has no stock option plans or other instruments that are subject to the provisions of SFAS No. 123(R).

                         KENTUCKY FIRST FEDERAL BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Forward Looking Statements
--------------------------

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms "anticipates," "plans," "expects," "believes," and similar expressions as they relate to First Federal of Hazard or its management are intended to identify such forward looking statements. First Federal of Hazard's actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Association's market area, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Discussion of Financial Condition Changes from June 30, 2004 to December 31,
----------------------------------------------------------------------------
2004
----

At December 31, 2004, the Association's assets totaled $138.9 million, a decrease of $879,000, or 0.6%, from total assets at June 30, 2004.

Cash and cash equivalents decreased by $12.2 million, or 72.5%, from June 30, 2004 levels, to a total of $4.6 million at December 31, 2004. Investment securities totaled $75.5 million at December 31, 2004, an increase of $12.3 million, or 19.4%, from June 30, 2004 levels, due primarily to purchases of $12.0 million. Purchases of investment securities consisted of a short-term U.S. Government obligations. Mortgage-backed securities totaled $23.1 million at December 31, 2004, an increase of $110,000, or 0.5%, from the total at June 30, 2004, due primarily to purchases totaling $1.3 million, which were offset by principal repayments of $1.2 million.

Loans receivable decreased by $1.8 million, or 5.4%, during the six-month period ended December 31, 2004, to a total of $31.8 million. Loan disbursements totaling $2.4 million for the six months ended December 31, 2004, were more than offset by principal repayments of $4.1 million. During the six months ended December 31, 2004, loans originated consisted entirely of loans secured by one- to four-family residential real estate.

The allowance for loan losses totaled $670,000 and $665,000 at December 31, 2004 and June 30, 2004, respectively. Nonperforming and nonaccrual loans totaled $1.1 million at December 31, 2004, a decrease of $7,000, or 0.6% from the balance at June 30, 2004. The allowance for loan losses represented 58.4% and 57.6% of nonperforming loans at December 31, 2004 and June 30, 2004, respectively. At December 31, 2004, nonperforming loans consisted entirely of one- to four-family residential real estate loans. Management believes such loans are adequately collateralized and does not expect to incur any significant losses on such loans. Although management believes that its allowance for loan losses at December 31, 2004, was adequate based upon the available facts and circumstances, there can be no assurance that additions to such allowance will not be necessary in future periods, which could adversely affect the Association's results of operations.

Deposits totaled $97.4 million at December 31, 2004, a decrease of $1.3 million, or 1.3%, from June 30, 2004 levels. The decrease in deposits was due primarily to increased competition in deposit rates.

                         KENTUCKY FIRST FEDERAL BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Discussion of Financial Condition Changes from June 30, 2004 to December 31,
----------------------------------------------------------------------------
2004 (continued)
----

Retained earnings totaled $31.9 million at December 31, 2004, an increase of $831,000, or 2.7%, over the June 30, 2004 level. The increase was due to net earnings of $648,000 and an $183,000 net decrease in unrealized losses on securities available for sale.

The Association is required to meet minimum regulatory capital requirements promulgated by the Office of Thrift Supervision ("OTS"). At December 31, 2004, the Association's regulatory capital exceeded the minimum capital requirements.


Comparison of Operating Results for the Six-Month Periods Ended December 31,
----------------------------------------------------------------------------
2004 and 2003
-------------

General
-------

Net earnings totaled $648,000 for the six months ended December 31, 2004, an increase of $145,000, or 28.8%, over the same period in 2003. An increase of $144,000 in net interest income and a decrease of $78,000 in general, administrative and other expense were offset in part by an increase of $76,000 in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $284,000, or 19.4%, for the six months ended December 31, 2004, compared to the 2003 period. This decrease was due primarily to a $6.0 million, or 15.2%, decrease in the average portfolio balance outstanding period to period, and a 37 basis point decrease in the weighted-average yield, to 7.07% for the 2004 six-month period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits increased by $336,000, or 24.6%, due primarily to a 69 basis point increase in the weighted-average yield, to 3.24% for the 2004 period and an $11.5 million, or 12.4%, increase in the average balance of the related assets outstanding period to period.

Interest expense on deposits decreased by $226,000, or 19.4%, for the six months ended December 31, 2004, compared to the same period in 2003. This decrease was due primarily to a $3.7 million, or 3.5%, decrease in the average balance of deposits outstanding period to period and a 37 basis point decrease in the weighted-average cost of deposits, to 1.91% for the six months ended December 31, 2004. Interest expense on borrowings increased by $134,000 during the 2004 period. First Federal of Hazard had no borrowings outstanding during the comparable 2003 period.

                         KENTUCKY FIRST FEDERAL BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Six-Month Periods Ended December 31,
----------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Net Interest Income (continued)
-------------------

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $144,000, or 8.7%, to a total of $1.8 million for the six months ended December 31, 2004. The interest rate spread increased to 2.17% for the six months ended December 31, 2004, from 1.99% for the 2003 period, while the net interest margin increased to 2.61% in the 2004 period, compared to 2.50% in the 2003 period.

Provision for Losses on Loans
-----------------------------

The Association charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. The Association recorded a provision for losses on loans totaling $28,000 during the six months ended December 31, 2004, an increase of $1,000, or 3.7%, over the comparable six-month period in 2003. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Association's results of operations.

Other Income
------------

Other income totaled $11,000 for each of the six months ended December 31, 2004 and 2003. Other income is not a significant part of the Association's operations.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $805,000 for the six months ended December 31, 2004, a decrease of $78,000, or 5.0%, over the same period in 2003. This decrease was comprised primarily of decreases of $28,000, or 5.0%, in employee compensation and benefits and $31,000, or 81.6%, in charitable contributions. The decrease in employee compensation and benefits was due primarily to a decrease in pension expense, partially offset by normal merit increases year to year.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $335,000 for the six months ended December 31, 2004, an increase of $76,000, or 29.3%, compared to the same period in 2003. This increase was due to an increase in earnings before taxes of $221,000, or 29.0%. The effective tax rates were 34.1% and 34.0% for the six-month periods ended December 31, 2004 and 2003, respectively.

                         KENTUCKY FIRST FEDERAL BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31,
------------------------------------------------------------------------------
2004 and 2003
-------------

General
-------

Net earnings totaled $338,000 for the three months ended December 31, 2004, an increase of $56,000, or 19.9% from the $282,000 in earnings reported for the same period in 2003. The increase was primarily attributable to a $71,000 increase in net interest income and a decrease of $10,000 in general, administrative and other expense, partially offset by an increase of $28,000 in the provision for federal income taxes.

Net Interest Income
-------------------

Interest income on loans decreased by $122,000, or 17.4%, for the three months ended December 31, 2004, compared to the 2003 period. This decrease was due primarily to a $5.6 million, or 14.5%, decrease in the average portfolio balance outstanding period to period and a 24 basis point decrease in the weighted-average yield, to 7.04% for the 2004 three-month period. Interest income on investment securities, mortgage-backed securities and interest-bearing deposits increased by $173,000, or 24.9%, due primarily to an $11.7 million, or 12.6%, increase in the average balance of the related assets outstanding period to period and a 33 basis point increase in the weighted-average yield, to 3.32% for the 2004 period.

Interest expense on deposits decreased by $87,000, or 16.1%, for the three months ended December 31, 2004, compared to the same period in 2003. This decrease was due primarily to a $2.9 million, or 2.8%, decrease in the average balance of deposits outstanding period to period. The weighted average cost of deposits was 1.85% for 2004 and 2.14% for the 2003 period. Interest expense on borrowings increased by $67,000, or 100.0%, as First Federal of Hazard had no borrowings outstanding during the 2003 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $71,000, or 8.3%, to a total of $926,000 for the three months ended December 31, 2004. The interest rate spread increased to 2.27% for the three months ended December 31, 2004, from 2.11% for the 2003 period, while the net interest margin increased to 1.35% in the 2004 period, compared to 1.30% in the 2003 period.

Provision for Losses on Loans
-----------------------------

The Association charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Association, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Association's market area, and other factors related to the collectibility of the Association's loan portfolio. The Association recorded a provision for losses on loans totaling $13,000 during the three months ended December 31, 2004, a decrease of $8,000, or 38.1%, from the comparable three-month period in 2003. The reduction in the provision during the 2004 period was primarily influenced by a decline in the balance of the loan portfolio and a decrease in nonperforming loans over the period. There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Association's results of operations.

                         KENTUCKY FIRST FEDERAL BANCORP

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (CONTINUED)


Comparison of Operating Results for the Three-Month Periods Ended December 31,
------------------------------------------------------------------------------
2004 and 2003 (continued)
-------------

Other Income
------------

Other income totaled $6,000 for the three months ended December 31, 2004, a decrease of $5,000, or 45.5%, from the same period in 2003. Other income is not a significant part of the Association's operations.

General, Administrative and Other Expense
-----------------------------------------

General, administrative and other expense totaled $408,000 for the three months ended December 31, 2004, a decrease of $10,000, or 2.4%, compared to the same period in 2003. This decrease was due primarily to a decrease of $7,000, or 63.6%, in charitable contributions. There were no significant changes in other categories of operating expenses during the periods.

Federal Income Taxes
--------------------

The provision for federal income taxes totaled $173,000 for the three months ended December 31, 2004, an increase of $28,000, or 19.3%, compared to the same period in 2003. This increase was due to an increase in earnings before taxes of $84,000, or 19.7%. The effective tax rates were 33.9% and 34.0% for the three-month periods ended December 31, 2004 and 2003, respectively.


ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

There has been no material change in the Association's market risk since the disclosure included under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management" in the Association's Form S-1 filing dated January 10, 2005.

ITEM 4:  Controls and Procedures
         -----------------------

The Association's Chief Executive Officer and Chief Financial Officer have evaluated the Association's disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Association's disclosure controls and procedures are effective. There were no changes in the Association's internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Association's internal controls over financial reporting.

                         KENTUCKY FIRST FEDERAL BANCORP

                                     PART II


ITEM 1.  Legal Proceedings
         -----------------

         Not applicable.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

         Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         None.

ITEM 5.  Other Information
         -----------------

         None.

ITEM 6.  Exhibits
         --------


         31.1 CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2 CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                         KENTUCKY FIRST FEDERAL BANCORP

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             KENTUCKY FIRST FEDERAL BANCORP


Date:  February 24, 2005                     By: /s/ Tony D. Whitaker
                                                 -------------------------------
                                                 Tony D. Whitaker
                                                 Chairman of the Board and
                                                    Chief Executive Officer



Date:  February 24, 2005                     By: /s/ Kaye C. Lewis
                                                 -------------------------------
                                                 Kaye C. Lewis
                                                 Acting Treasurer