Form 10-Q
period 2005-03-31
Kentucky First Federal Bancorp
filed 2005-05-16
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 0-51176

KENTUCKY FIRST FEDERAL BANCORP

(Exact name of small business issuer as specified in its charter)

(To be incorporated under the laws of the United States)	61-1484858

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

479 Main Street, Hazard, Kentucky 41702

(Address of principal executive offices)(Zip Code)

(502) 223-1638

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days:

Yes ☐	No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 11, 2005, the Company had 8,596,250 shares of $.01 par value common stock outstanding.

Kentucky First Federal Bancorp

STATEMENTS OF FINANCIAL CONDITION

(In thousands)

	March 31, 2005	June 30, 2004

	(Unaudited)
ASSETS
Cash and due from banks	$2,007	$899
Federal funds sold	—	15,000
Interest-bearing deposits in other financial institutions	11,691	963

Cash and cash equivalents	13,698	16,862
Investment securities available for sale - at market	12,386	12,391
Investment securities held to maturity, at amortized cost	50,942	50,840
Mortgage-backed securities available for sale – at market	2,072	—
Mortgage-backed securities held to maturity, at amortized cost	22,422	22,983
Loans receivable - net	149,676	33,568
Real estate acquired through foreclosure	53	—
Office premises and equipment - at depreciated cost	2,975	186
Federal Home Loan Bank stock - at cost	4,922	1,826
Accrued interest receivable	1,048	603
Bank-owned life insurance	2,077	—
Goodwill and other intangible assets	15,443	—
Prepaid expenses and other assets	176	77
Prepaid federal income taxes	247	308
Deferred federal income taxes	41	179

Total assets	$278,178	$139,823

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$158,469	$98,751
Advances from the Federal Home Loan Bank	52,291	9,000
Other liabilities	1,923	1,029

Total liabilities	212,683	108,780
Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued
Common stock, 20,000,000 shares authorized $.01 par value; 8,596,250 shares issued	86	—
Additional paid-in capital	67,882	—
Retained earnings, restricted	1,033	31,443
Less unearned ESOP shares	(3,370)	—
Accumulated comprehensive income (loss), unrealized losses on securities designated as available for sale, net of related tax effects	(136)	(400)

Total shareholders’ equity	65,495	31,043

Total liabilities and shareholders’ equity	$278,178	$139,823

Kentucky First Federal Bancorp

STATEMENTS OF EARNINGS

(Unaudited)

(In thousands)

	For the nine months ended March 31,		For the three months ended March 31,

	2005	2004	2005	2004

Interest income
Loans	$2,322	$2,133	$1,142	$670
Mortgage-backed securities	722	200	235	73
Investment securities	1,600	1,672	549	551
Interest-bearing deposits and other	326	167	164	50

Total interest income	4,970	4,172	2,090	1,344
Interest expense
Deposits	1,532	1,676	591	509
Borrowings	379	—	245	—

Total interest expense	1,911	1,676	836	509

Net interest income	3,059	2,496	1,254	835
Provision for losses on loans	40	46	12	19

Net interest income after provision for losses on loans	3,019	2,450	1,242	816
Other operating income	34	20	23	9
General, administrative and other expense
Employee compensation and benefits	1,030	822	493	257
Occupancy and equipment	127	107	56	36
Franchise taxes	62	65	25	18
Data processing	31	23	16	6
Charitable contributions	13	49	6	11
Other operating	243	201	105	56

Total general, administrative and other expense	1,506	1,267	701	384

Earnings before income taxes	1,547	1,203	564	441
Federal income taxes
Current	377	387	57	158
Deferred	137	18	122	(12)

Total federal income taxes	514	405	179	146

NET EARNINGS	$1,033	$798	$385	$295

Kentucky First Federal Bancorp

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the nine months ended March 31,		For the three months ended March 31,

	2005	2004	2005	2004

Net earnings	$1,033	$798	$385	$295
Other comprehensive income (loss), net of taxes (benefits):
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $136, $(20), $92 and $104 during the respective periods	264	(38)	178	202

Comprehensive income	$1,297	$760	$563	$493

Accumulated comprehensive loss	$136	$38	$136	$38

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS

For the nine months ended March 31,
(Unaudited)
(In thousands)

	2005	2004

Cash flows from operating activities:
Net earnings for the period	$1,033	$798
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	(2)	—
Amortization of deferred loan origination fees	(32)	(64)
Depreciation and amortization	73	62
Provision for losses on loans	40	46
Federal Home Loan Bank stock dividends	(92)	(53)
Bank-owned life insurance earnings	(7)	—
Mortgage loans originated for sale	(228)	—
Proceeds from sale of mortgage loans	227	—
Increase (decrease) in cash due to changes in:
Accrued interest receivable	(114)	(248)
Prepaid expenses and other assets	23	(18)
Accrued interest payable	(41)	160
Other liabilities	(175)	(323)
Federal income taxes
Current	(255)	307
Deferred	309	385

Net cash provided by operating activities	759	1,052
Cash flows provided by (used in) investing activities:
Purchase of investment securities	—	(13,656)
Proceeds from sale of real estate acquired through foreclosure	—	72
Principal repayments on mortgage-backed securities	619	—
Loan principal repayments	7,154	10,141
Loan disbursements	(3,743)	(5,282)
Purchase of office equipment	(30)	(31)

Net cash provided by (used in) investing activities	4,000	(8,756)
Cash flows used in financing activities:
Net decrease in deposit accounts	(11,795)	(5,234)
Repayment of Federal Home Loan Bank advances	(99)	—
Advances by borrowers for taxes and insurance	56	—
Cash proceeds from issuance of common stock-net	16,125	—
Net cash paid in the acquisition of Frankfort First Bancorp	(12,210)	—

Net cash used in financing activities	(7,923)	(5,234)

Net decrease in cash and cash equivalents	(3,164)	(12,938)
Cash and cash equivalents at beginning of period	16,862	30,349

Cash and cash equivalents at end of period	$13,698	$17,411

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended March 31,
(Unaudited)
(In thousands)

	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$570	$150

Interest on deposits and borrowings	$2,102	$1,732

Supplemental disclosure of noncash investing activities:
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$(12)	$(38)

Transfers from loans to real estate acquired through foreclosure	$128	$200

Net assets acquired and liabilities assumed in Frankfort
First business combination
Cash	$2,077	$—
Investments	2,141	—
Loans	119,526	—
Other assets	8,593	—

Total assets	132,337	—
Liabilities assumed
Deposits	71,513	—
Advances	43,390	—
Other liabilities	1,175	—

Total liabilities	116,078	—

Net assets acquired	$16,259	$—

Goodwill and other intangible assets recorded in business combination	$15,443	$—

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2005 and 2004

On July 14, 2004, the Board of Directors of the First Federal Savings and Loan Association (“First Federal of Hazard” or the “Association”) adopted a Plan of Reorganization (the “Plan” or the “Reorganization”) pursuant to which the Association would reorganize into the mutual holding company form of ownership with the incorporation of a stock holding company, Kentucky First Federal Bancorp (the “Company”) as parent of the Association.  Coincident with the Reorganization,  the Association would convert to the stock form of ownership, followed by the issuance of all the Association’s outstanding stock to Kentucky First Federal Bancorp.  On March 2, 2005, the Plan of Reorganization was completed with Kentucky First Federal Bancorp issuing 4,727,938 common shares, or 55% of its common shares, to First Federal Mutual Holding Company (“First Federal MHC”), a federally chartered mutual holding company, with 2,127,842 common shares, or 24.8% of its shares offered for sale at $10.00 per share to the public and a newly formed Employee Stock Ownership Plan (“ESOP”).  The Company received net cash proceeds of $16.1 million from the public sale of its common shares.  The Company’s remaining 1,740,740 common shares were issued as part of the $31.4 million cash and stock consideration paid for 100% of the common shares of Frankfort First Bancorp (“Frankfort First”) and its wholly-owned subsidiary, First Federal Savings Bank of Frankfort (“Frankfort First Federal”).  The acquisition was accounted for using the purchase method of accounting and resulted in the recordation of goodwill and other intangible assets totaling $15.4 million.  In accordance with the purchase method of accounting, the Company’s results of operations and cash flows for the three and nine month periods ended March 31, 2005 only reflect Frankfort First’s operating results for the one month period ended March 31, 2005.

1.  Basis of Presentation

The accompanying unaudited financial statements, which represent the financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the financial statements have been included.  Pursuant to the Reorganization and Merger on March 2, 2005, the results of operations for the nine- and three-month periods ended March 31, 2005, contain financial results of First Federal of Hazard for the entire nine- and three-month periods while containing only twenty-nine days financial results for Frankfort First.  As such, the results of operations for the nine- and three-month periods ended March 31, 2005 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and Frankfort First Federal (collectively hereinafter “the Banks”).  All intercompany transactions and balances have been eliminated in consolidation.

3.  Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the allowance for loan losses to be a critical accounting policy.

The allowance for loan losses is the estimated amount considered necessary to cover probable incurred credit losses in the loan portfolio at the balance sheet date.  The allowance is established through the provision for losses

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2005 and 2004

3.  Critical Accounting Policies (continued)

on loans which is charged against income.  In determining the allowance for loan losses, management makes significant estimates and has identified this accounting policy as one of the most critical for the Company.

Management of the Banks perform a monthly evaluation of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews, volume and mix of the loan portfolio and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Management considers the economic climate in its lending areas to be among the factors most likely to have an impact on the level of the required allowance for loan losses.  However, in view of the fact that the Banks’ local economies are diverse, without significant dependence on a single industry or employer, the economic climate in the Banks’ market areas are considered to be stable, and improving.  Nevertheless, management continues to monitor and evaluate factors which could have an impact on the required level of the allowance.  Nationally, management will watch for issues that may negatively affect a significant percentage of homeowners in the Banks’ lending areas.  These may include significant increases in unemployment or significant depreciation in home prices.  Management reviews employment statistics periodically when determining the allowance for loan losses and generally finds the unemployment rate in the Banks’ lending areas to be acceptable in relation to historical trends. Given the aforementioned indicators of economic stability, management does not foresee in the near term, any significant increases in the required allowance for loan losses related to economic factors.  Finally, Company management has no current plans to alter the type of lending offered or collateral accepted, but if such plans change or market conditions result in large concentrations of certain types of loans, such as commercial real estate or high loan-to-value ratio residential loans, management would respond with an increase in the overall allowance for loan losses.

The allowance for loan losses analysis has two components, specific and general allocations.  Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  Historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations are also analyzed.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve.  Actual loan losses may be significantly more than the allowance established, which could have a material negative effect on the Company’s financial results.

4.  Earnings Per Share

Basic earnings per share is not presented as the Company was not a stock entity for the entire three and nine month periods ended March 31, 2005.

5.  Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision to Statement of Financial Accounting Standards No. 123 (“SFAS 123(R)”) which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions.  This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2005 and 2004

5.  Recent Accounting Pronouncements (continued)

based on the grant-date fair value of the award, with limited exceptions.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

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

Compensation cost is required to be recognized in the first interim or annual period that begins after June 15, 2005, or July 1, 2005 as to the Company.  The Company currently has no stock option plans or other instruments that are subject to the provisions of SFAS No. 123(R).

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements.  Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, and rapidly changing technology affecting financial services.

Discussion of Financial Condition Changes from June 30, 2004 to March 31, 2005

Assets:  At March 31, 2005, the Company’s assets totaled $278.2 million, an increase of $138.4 million, or 99%, from total assets at June 30, 2004.  The primary reason for the increase in assets is the addition of $147.8 million of assets from the Frankfort First acquisition, which was partially offset by a $11.8 million reduction in deposits as a result of funds being either converted to stock purchases or returned to potential investors.  The combination brought together two banks with differing asset structures.  First Federal of Hazard had a preponderance of their assets in investment securities, while Frankfort First Federal held most of its assets in loans receivable.  The Company’s assets at March 31, 2005 reflect a significant increase of $116.1 million in loans receivable to a total of $149.7 million at March 31, 2005.  Investment securities increased minimally to $63.3 million at March 31, 2005 (an increase of $97,000), while mortgage-backed securities increased to $ 24.5 million (an increase of $1.5 million).  Total assets also include $14.5 million in goodwill resulting from the Merger.

Non-Performing Assets:  At March 31, 2005, the Company had approximately $1.7 million (1.1% of net loans) in loans 90 days or more past due, as compared to $1.2 million at June 30, 2004.  Primarily, the increase was due to the inclusion of Frankfort First Federal’s nonperforming loans in the Company’s totals.  At March 31, 2005, the Company’s allowance for loan losses of $803,000 represented 47.7% of loans 90 days or more past due and 0.5% of total loans.

The Company had $2.0 million in loans classified as substandard at March 31, 2005, compared to $1.2 million at June 30, 2004.  Again, the acquisition of the larger loan portfolio was the primary reason for the increase.  On a percentage basis, the percentage of Substandard Assets to Loans Receivable--net decreased from 3.5% at June 30, 2004 to 1.3% at March 31, 2005.   Substandard loans included 36 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 32% to 96%; one second mortgage to one of the aforementioned loans taking the total loan-to-value ratio to 87%;  one home equity line of credit secured by a single-family home which, combined with the first mortgage (which is not delinquent) has a total loan-to-value ratio of 86%; and two single family homes which comprise Real Estate Owned (which have a fair value of $53,000).

At March 31, 2005 one loan was classified as Doubtful, totaling $49,000.  Events subsequent to March 31 will likely result in action to charge this loan against the Allowance for Loan and Leases Losses during the three months ending June 30, 2005.

Liabilities:  As with the asset structure, the Banks had different liability structures with First Federal of Hazard having a larger deposit portfolio on a percentage basis, while Frankfort First Federal utilized FHLB Advances to a greater degree.  As a result of the combination, deposits totaled $158.5 million at March 31, 2005, an increase of $59.7

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2004 to March 31, 2005 (continued)

million, or 60.5%, from June 30, 2004 levels.  Similarly, FHLB Advances increased to $52.3 million, an increase of $43.3 million.

Shareholders’ Equity:  As a result of the Reorganization and acquisition, shareholders’ equity more than doubled from $31.0 million at June 30, 2004 to $65.5 million at March 31, 2005.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2005 and 2004

General

As stated previously, the Company’s results of operations for the nine-month period ended March 31, 2005 is comprised of eight months of First Federal of Hazard as a stand-alone financial institution and one month of combined operations for Kentucky First Federal Bancorp, the holding company for the Banks.  The net earnings contributed by the acquisition of Frankfort First will result in a larger portion of net earnings in future periods.  The operating results presented herein reflect the costs of operating a public stock company.  However those costs are lower than those expected to be incurred in the future because of the date that the Reorganization was completed.  The annual costs of operating a public stock company will offset the additional income to some degree.

Net earnings totaled $1.0 million for the nine months ended March 31, 2005, an increase of $235,000, or 29.4%, over the same period in 2004.  An increase of $563,000 in net interest income was offset in part by an increase of $239,000 in general, administrative and other expense and an increase of $109,000 in the provision for federal income taxes.

Net Interest Income

Interest income on loans increased by $189,000, or 8.9%, for the nine months ended March 31, 2005, compared to the 2004 period.  This increase was due primarily to a $7.8 million, or 20.5%, increase in the average portfolio balance outstanding period to period, offset by a 72 basis point decrease in the weighted-average yield, to 6.73% for the 2005 nine-month period.  Interest income on investment securities, mortgage-backed securities and interest-bearing deposits increased by $609,000, or 29.9%, due primarily to $14.1 million, or 15.1%, increase in the average portfolio period to period and a 37 basis point increase in the weighted-average yield, to 3.28% for the 2005 period.  Interest income for the 2005 nine-month period was favorably influenced by the addition of $123.7 million in interest-earning assets from the Frankfort First combination.

Interest expense on deposits decreased by $144,000, or 8.6%, for the nine months ended March 31, 2005, compared to the same period in 2004.  This decrease was due primarily to a 33 basis point decrease in the weighted-average cost of deposits, to 1.87% for the nine months ended March 31, 2005 and offset by a $7.6 million, or 7.5%, increase in the average balance of deposits outstanding period to period.  Interest expense on borrowings increased by $379,000, or 100%, as the Company had no borrowings outstanding during the 2004 period.  The Frankfort First combination resulted in the assumption of $116.1 million of interest-bearing liabilities which influenced interest expense in the 2005 nine-month period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $563,000, or 22.6%, to a total of $3.1 million for the nine months ended March 31, 2005.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2005 and 2004 (continued)

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience,  the volume and type of lending conducted by the Banks,  the status of past due principal and interest payments,  general economic conditions, particularly as such conditions relate to the Banks’ market areas, and other factors related to the collectibility of the Banks’ loan portfolios. The Company recorded a provision for losses on loans totaling $40,000 during the nine months ended March 31, 2005, a decrease of $6,000, or 13%, from the comparable three-month period in 2004.  There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $34,000 for the nine months ended March 31, 2005, an increase of $14,000 or 70% over the 2004 period.  Other income is not a significant part of the Company’s operations.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.5 million for the nine months ended March 31, 2005, an increase of $239,000, or 18.9%, over the same period in 2004.  This increase was comprised primarily of increases of $208,000, or 25.3%, in employee compensation and benefits.  The increase in employee compensation and benefits was due primarily to inclusion of approximately $97,000 in expenses from the addition of Frankfort First Federal employees and expenses associated with the ESOP that was ratified coincident with the Company’s Reorganization.

Federal Income Taxes

The provision for federal income taxes totaled $514,000 for the nine months ended March 31, 2005, an increase of $109,000, or 26.9%, compared to the same period in 2004.  This increase was due to an increase in earnings before taxes of $344,000, or 28.6%.  The effective tax rates were 33.2% and 33.7% for the nine-month periods ended March 31, 2005 and 2004, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005 and 2004

General

Net earnings totaled $385,000 for the three months ended March 31, 2005, an increase of $90,000, or 30.5% from the $295,000 in earnings reported for the same period in 2004.  The increase was primarily attributable to a $419,000 increase in net interest income offset by an increase of $317,000 in general, administrative and other expense and an increase of $33,000 in the provision for federal income taxes.

Net Interest Income

Interest income on loans increased by $472,000, or 70.4%, for the nine months ended March 31, 2005, compared to the 2004 period.  This increase was due primarily to a $36.5 million, or 99.9%, increase in the average portfolio balance outstanding period to period offset by a 108 basis point decrease in the weighted-average yield, to 6.26% for the 2005 three-month period.  Interest income on investment securities, mortgage-backed securities and interest-bearing deposits increased by $274,000, or 40.7%, due primarily to a $19.4 million, or 20.6%, increase in the average balance of the related assets outstanding period to period and a 48 basis point increase in the weighted-average yield, to 3.35% for the 2005 period.  As set forth above, interest income was favorably influenced in the 2005 quarter by the addition of $123.7 million of interest-earning assets.

Interest expense on deposits increased by $82,000, or 16.1%, for the three months ended March 31, 2005, compared to the same period in 2004.  This increase was due primarily to a $30.7 million, or 30.7%, increase in the average balance of deposits outstanding period to period, generally reflecting the assumption of $71.5 million of deposits in the Frankfort First combination.  The weighted average cost of deposits was 1.81% for the 2005 period and 2.03% for the 2004 period.  Interest expense on borrowings increased by $245,000, or 100% as the Company had no borrowings outstanding during the 2004 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $419,000, or 50.2%, to a total of $1.3 million for the three months ended March 31, 2005.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience,  the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas, and other factors related to the collectibility of the Banks’ loan portfolios. The Company recorded a provision for losses on loans totaling $12,000 during the three months ended March 31, 2005, a decrease of $7,000, or 36.8%, from the comparable three-month period in 2004.  There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2005 and 2004 (continued)

Other Income

Other income totaled $23,000 for the three months ended March 31, 2005, an increase of $14,000, or 155.6%, from the same period in 2004.  Other income is not a significant part of the Company’s operations.

General, Administrative and Other Expense

General, administrative and other expense totaled $701,000 for the three months ended March 31, 2005, an increase of $317,000, or 82.6%, compared to the same period in 2004.  This increase was due primarily to effects of the Frankfort First combination.  Employee compensation and benefits totaled $493,000 for the three months ended March 31, 2005, an increase of $236,000, or 91.8%, from the same period in 2004.  Such increase was due primarily to normal merit increases, $97,000 in expense attributed to the Frankfort First Federal combination and $46,000 attributed to expense of the Company’s ESOP plan.  Generally, other categories of operating expenses also experienced increases associated with the growth in operations period to period.

Federal Income Taxes

The provision for federal income taxes totaled $179,000 for the three months ended March 31, 2005, an increase of $33,000, or 22.6%, compared to the same period in 2004.  This increase was due to an increase in earnings before taxes of $123,000, or 27.9%.  The effective tax rates were 31.7% and 33.1% for the three-month periods ended March 31, 2005 and 2004, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Association’s Form S-1 filing dated January 10, 2005.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  There were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date: May 16, 2005	By:	/s/ TONY D. WHITAKER

Tony D. Whitaker Chairman of the Board and Chief Executive Officer

Date: May 16, 2005	By:	/s/ R. CLAY HULETTE

R. Clay Hulette Vice President, Chief Financial Officer and Treasurer