Form 10-K
period 2005-06-30
Kentucky First Federal Bancorp
filed 2005-09-28
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-51176

KENTUCKY FIRST FEDERAL BANCORP

(Exact Name of Registrant as Specified in Its Charter)

United States	61-1484858

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

479 Main Street, Hazard, Kentucky	41702

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 223-1638

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $0.01 per share

(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).   Yes  ☐   No  ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐   No  ☒

The aggregate market value of the common stock held by nonaffiliates was $35.8 million as of June 30, 2005.

Number of shares of common stock outstanding as of September 26, 2005:  8,596,064

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2005. (Parts II and IV)
2.	Portions of Proxy Statement for the 2005 Annual Meeting of Stockholders. (Part III)

i

PART I

Item 1.  Business

Forward-looking Statements

          This report contains certain “forward-looking statements” within the meaning of the federal securities laws.  These statements are not historical facts, rather statements based on Kentucky First Federal Bancorp’s current expectations regarding its business strategies, intended results and future performance.  Forward-looking statements are preceded by terms such as “expects,” “believes,” “anticipates,” “intends” and similar expressions.

          Management’s ability to predict results or the effect of future plans or strategies is inherently uncertain.  Factors which could affect actual results include the following:  interest rate trends; the general economic climate in the market areas in which Kentucky First Federal Bancorp operates, as well as nationwide; Kentucky First Federal Bancorp’s ability to control costs and expenses; competitive products and pricing; loan delinquency rates; and changes in federal and state legislation and regulation.  These factors should be considered in evaluating the forward-looking statements and undue reliance should not be placed on such statements.  Kentucky First Federal Bancorp assumes no obligation to update any forward-looking statements.

General

          References in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Kentucky First, and where appropriate, collectively to Kentucky First, First Federal of Hazard and First Federal of Frankfort.

          Kentucky First Federal Bancorp.  Kentucky First Federal Bancorp (“Kentucky First” or the “Company”) was incorporated as a mid-tier holding company under the laws of the United States on March 2, 2005 upon the completion of the reorganization of First Federal Savings and Loan Association of Hazard (“First Federal of Hazard”) into a federal mutual holding company form of organization (the “Reorganization”).  On that date, Kentucky First completed its minority stock offering and issued a total of 8,596,064 shares of common stock, of which 4,727,938 shares, or 55%, were issued to First Federal MHC, a federally chartered mutual holding company formed in connection with the Reorganization, in exchange for the transfer of all of First Federal of Hazard’s capital stock, and 2,127,572 shares were sold at a cash price of $10.00 per share.  Also on March 2, 2005, Kentucky First completed its acquisition of Frankfort First Bancorp, Inc. (“Frankfort First Bancorp”) and its wholly owned subsidiary First Federal Savings Bank of Frankfort, Frankfort, Kentucky (“First Federal of Frankfort”) (the “Merger”).  Under the terms of the agreement of merger, shareholders of Frankfort First Bancorp received approximately 1,740,554 shares of Kentucky First’s common stock and approximately $13.7 million in cash (including payments to holders of Frankfort First stock options).  Following the Reorganization and Merger, the Company retained Frankfort First Bancorp as a wholly owned subsidiary and holds all of the capital stock of First Federal of Hazard and First Federal of Frankfort.  The Company is operating First Federal of Hazard and First Federal of Frankfort as two independent, community-oriented savings institutions.

          Kentucky First’s and First Federal of Hazard’s executive offices are located at Main & Lovern Streets, Hazard, Kentucky, 41702 and their main telephone number is (606) 436-3860.

          Our results for the year ended June 30, 2005 were significantly affected by our increased asset size due to the Reorganization and the Merger.  At June 30, 2005, Kentucky First had total assets of $273.9 million, deposits of $155.0 million and shareholders’ equity of $65.9 million.   The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

          First Federal of Hazard and First Federal of Frankfort are subject to examination and comprehensive regulation by the Office of Thrift Supervision and their savings deposits are insured up to applicable limits by the Savings Association Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  Both of the Banks are members of the Federal Home Loan Bank of Cincinnati, which is one of the 12 regional banks in the FHLB System.  See “Regulation and Supervision.”

          First Federal Savings and Loan Association of Hazard.   First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960.  First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky.  It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate.  To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, it purchases mortgage-backed and investment securities.  During the recent low interest rate environment, investments were made in shorter term liquid mortgage-backed and investment securities.  At June 30, 2005, First Federal of Hazard had total assets of $126.6 million, loans receivable, net of $30.8 million, total mortgage-backed and investment securities of $84.9 million, deposits of $86.6 million and total capital of $28.1 million.

          First Federal Savings Bank of Frankfort.  First Federal of Frankfort is a federally chartered savings association conducting its business through three banking offices located in Frankfort, Kentucky.  First Federal of Frankfort is primarily engaged in the business of attracting deposits from the general public and using such funds to originate loans secured by first mortgages on owner-occupied, residential real estate.  First Federal of Frankfort also originates, to a lesser extent, church loans, home equity loans and other loans.  At June 30, 2005, First Federal of Frankfort had total assets of $149.1 million, loans receivable, net of $119.5 million, deposits of $73.5 million and total capital of $31.5 million.

          First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Area

          First Federal of Hazard and First Federal of Frankfort operate in two distinct market areas.

          First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky.  The economy in its market area has been distressed in recent years due to the decline in the coal industry on which the local economy has been dependent.   However, recent price increases in the petroleum market have improved the prospects of the coal industry at least temporarily.  Management cannot determine whether or not this will have a long-range positive impact on the local economy.  The economy has also improved recently from the influx of other industries, such as health care and manufacturing.  Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States.  In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $21,062 in 2003, compared to personal income of $26,575 in Kentucky and $31,472 in the United States in 2003.  Total population in Perry County has remained stable over the last five years at approximately 29,000.  However, as a regional center Hazard tends to draw consumers and workers who commute from surrounding counties. The primary employers in the market area, particularly in Perry County, consist of the coal industry, health care providers, state industrial parks and the logging industry.   During the last five years, the unemployment rate has exceeded 6% and in June, 2005, was 7.8% compared to 5.7% in Kentucky and 5.2% in the United States.

          First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending originated on properties located in Franklin County.  Franklin County has a population of approximately 48,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky.  The primary employer in the area is the state government, which employs about 39% of the work force.  In addition, there are several large industrial, financial and government employers in the community.  Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate of about 3 to 5% in recent years and was 4.9% in June, 2005.

Lending Activities

          General.  Our loan portfolio consists primarily of one- to four-family residential mortgage loans.  As opportunities arise, we also offer loans secured by churches, commercial real estate, and multi-family real estate, although there is little demand for such loans in our market area.  We also offer loans secured by deposit accounts and, through First Federal of Frankfort, home equity loans.  Substantially all of our loans are made within the Banks’ respective market areas.

          Residential Mortgage Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas.  At June 30, 2005, residential mortgage loans totaled $134.1 million or 87.3% of our total loan portfolio.  We offer a mix of adjustable rate and fixed rate mortgage loans with terms up to 30 years.  Adjustable-rate loans have an initial fixed term of one, three, or five years.  After the initial term, the rate adjustments on First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes.  The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions.

          As part of First Federal of Hazard’s one- to four-family residential lending program, as a customer retention tool we offer existing borrowers who have built up equity in their residences the opportunity to receive an advance of additional funds without refinancing their existing loans with us.  The additional funds are advanced at our then prevailing interest rate, and the rate on the loan is adjusted to a blended rate based on the weighted average rate on the different advances obtained by that borrower.

          At June 30, 2005, the Company’s loan portfolio included $71.6 million in adjustable-rate one- to four-family residential mortgage loans, or 53.4% of the Company’s one- to four-family residential mortgage loan portfolio.

          The retention of adjustable-rate loans in the portfolio helps reduce our exposure to increases in prevailing market interest rates.  However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans.  It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers.  Further, although adjustable-rate loans allow us to increase the sensitivity of our interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations.  Accordingly, there can be no assurance that yields on our adjustable-rate loans will fully adjust to compensate for increases in our cost of funds.  Finally, adjustable-rate loans may decrease at a pace faster than decreases in our cost of funds, resulting in reduced net income.

          While one- to four-family residential real estate loans are normally originated with up to 30-year terms, such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the mortgaged property or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  As interest rates declined and remained low over the past few years, we have experienced high levels of loan repayments and refinancings.

          The Banks offer various programs for the purchase and refinance of 1-4 family loans.  Most of these loans have loan-to-value ratios of 80% or less, based on an appraisal provided by a state licensed or certified appraiser.  For owner-occupied properties, the borrower may be able to borrow up to 100% of the value if they secure and pay for private mortgage insurance or they may be able to obtain a second mortgage (at a higher interest rate) in which they borrow up to 90% of the value.  On a case-by-case basis, the boards of directors of the Banks may approve a loan above the 80% loan-to-value ratio without such enhancements but such situations are rare.

          Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use.  On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale.  At June 30, 2005, construction loans totaled $1.9 million, or 1.3% of our total loan portfolio.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value.  Funds are disbursed as progress is made toward completion of the construction.

          Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment.  As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover all of the unpaid balance of, and accrued interest on, the loan as well as related foreclosure and holding costs.

          Multi-Family and Nonresidential Loans.  As opportunities arise, we offer mortgage loans secured by multi-family or nonresidential real estate.  Our multi-family and nonresidential real estate loans are generally secured by commercial office buildings, churches, condominiums, apartment buildings and properties used for other purposes.  At June 30, 2005, multi-family and nonresidential loans totaled $321,000 and $7.2 million, respectively, or 0.2% and 4.7%, respectively, of our total loan portfolio.  We originate multi-family and nonresidential real estate loans for terms of generally 5 years or less.  Loan amounts generally do not exceed 80% of the appraised value unless approved in advance by the board of directors.

          Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.

          Consumer Lending.  Our consumer loans include home equity lines of credit and loans secured by savings deposits.  At June 30, 2005, our consumer loan balance totaled $10.1 million, or 6.5% of our total loan portfolio.  Of the consumer loan balance at June 30, 2005, 59.9% were home equity loans and 40.1% were loans secured by savings deposits.

          Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate which have terms of up to 10 years.  Most of First Federal of Frankfort’s home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage.  First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers.  These loans are not secured by private mortgage insurance.  First Federal of Frankfort’s home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due.  First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%.  Interest rates on these loans can be adjusted monthly.  At June 30, 2005, the total outstanding home equity loans amounted to $6.0 million, or 3.9%, of the Company’s total loan portfolio.

          Loans secured by savings are originated for up to 90% of the depositor’s savings account balance.  The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan.  At June 30, 2005, loans on savings accounts totaled $4.0 million, or 2.6%, of the Company’s total loan portfolio.

          Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in our case, since all of our consumer loans are secured loans.

          Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents.  We currently do not purchase loans.  On a limited basis First Federal of Frankfort began selling fixed rate loans in April 2004 to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”).  At June 30, 2005 $3.8 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

          Loan Approval Procedures and Authority.  Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management.  First Federal of Hazard’s loan committee, consisting of its three senior officers, has authority to approve loans of up to $250,000.  Loans above this amount and loans with non-standard terms, such as longer repayment terms or high loan-to-value ratios, must be approved by our Board of Directors.  First Federal of Frankfort’s loan committee, comprised of at least two directors, who are usually also senior bank officers, analyzes a completed application and may approve or deny the loan if the loan is $275,000 or less and the property is a one- to four-family dwelling, the loan is $150,000 or less and the property is a church, or a home equity line of credit of $100,000 or less.  Loans that do not conform to these criteria must be submitted to the board of directors, or to an augmented loan committee made up of at least four directors, for approval.

          It is the Company’s practice to record a lien on the real estate securing a loan.  The Banks generally do not require title insurance, although it may be required for loans made in certain programs.  The Banks require fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area.  The Banks also require an earthquake provision in all policies for new loans.  Employees are designated to constantly review and update insurance files.

          Loans to One Borrower.  The maximum amount that either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses.  At June 30, 2005, the regulatory limit on loans to one borrower was $4.3 million for First Federal of Hazard and $2.4 million for First Federal of Frankfort.  Neither of the Banks had lending relationships in excess of their respective lending limits.

          Loan Commitments.  The Banks issue commitments for the funding of mortgage loans.  Generally, these commitments exist from the time the underwriting of the loan is completed and the closing of the loan.  Generally, these commitments are for a maximum of 30 or 60 days but management routinely extends the commitment if circumstances delay the closing.  Management reserves the right to verify or re-evaluate the borrower’s qualifications and to change the rates and terms of the loan at that time.

          If commitments exist whereby either bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical 1-4 family mortgage, management and the boards will consider increasing the allowance for loan and lease losses so that these commitments are reflected.  As 1-4 family loans are approved in the normal course of business, and those loans are underwritten to the standards of the banks, management does not believe alteration of the allowance for loan and lease losses is warranted.  At June 30, 2005, no commitments were reflected in the allowance for loan and lease losses.

          First Federal of Frankfort offers construction loans in which the borrower obtains the construction loan for a short term, less than one year, and simultaneously extends a commitment for permanent financing.  First Federal of Hazard offers a construction loan that is convertible to permanent financing, thus no additional commitment is made.

          Interest Rates and Loan Fees.  Interest rates charged on mortgage loans are primarily determined by competitive loan rates offered in our market areas, and our yield objectives.  Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans.  These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System, the general supply of money in the economy, tax policies and governmental budget matters.

          We receive fees in connection with late payments on our loans.  Depending on the type of loan and the competitive environment for mortgage loans, we may charge an origination fee on all or some of the loans we originate.  We may also offer a menu of loans whereby the borrower may pay a higher fee to receive a lower rate or to pay a smaller or no fee for a higher rate.

          Delinquencies.  When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  We make initial contact with the borrower when the loan becomes 15 days past due.  Subsequently, bank staff under the direct supervision of senior management and with consultation by the banks’ attorneys, attempt to contact the borrower and determine their status and plans for resolving the delinquency.  However, once a delinquency reaches 90 days, management considers foreclosure and, if the borrower has not provided a reasonable plan (such as selling the collateral, a commitment from another lender to refinance the loan or a plan to repay the delinquent principal, interest, escrow, and late charges) the foreclosure suit is initiated.   If a foreclosure action is initiated and the loan is not brought current, paid in full, or refinanced with another lender before the foreclosure sale, the real property securing the loan is sold at foreclosure.  The bank is represented at the foreclosure sale and in most cases will bid an amount equal to the bank’s investment (including interest, advances for taxes and insurance, foreclosure costs, and attorney’s fees).  If another bidder outbids the bank, the bank’s investment is received in full.  If another bidder does not outbid the bank, the bank acquires the property and attempts to sell it to recover its investment.

          A borrower’s filing for bankruptcy can alter the methods available to the Banks to seek collection.  In such cases, the Banks work closely with legal counsel to resolve the delinquency as quickly as possible.

          We may consider loan workout arrangements with certain borrowers under certain conditions.  Management of each bank provides a report to its board of directors on a monthly basis of all loans more than 60 days delinquent, including loans in foreclosure, and all property acquired through foreclosure.

Investment Activities

          We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and of state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.  We also are required to maintain an investment in Federal Home Loan Bank of Cincinnati stock.

          At June 30, 2005, our investment portfolio consisted primarily of U.S. Government agency securities with maturities of five years or less and mortgage-backed securities issued by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less.

          Our investment objectives are to provide an alternate source of low-risk investments when loan demand is insufficient, to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, and to generate a favorable return.  Each Bank’s board of directors has the overall responsibility for each institution’s investment portfolio, including approval of investment policies.  The President of each Bank may authorize investments as prescribed in each of the Bank’s investment policies.

Bank Owned Life Insurance

          First Federal of Frankfort owns several Bank Owned Life Insurance Policies totaling $2.1 million.  The purpose of these policies is to offset future escalation of the costs of employee benefit plans.  The lives of certain key bank employees are insured, and First Federal of Frankfort is the sole beneficiary and would receive any benefits upon the employee’s death.  The policies were purchased from four highly-rated life insurance companies.  The policy design of the plan allows for the cash value to be designated as an asset of First Federal of Frankfort.  The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis.  The growth of the value of the asset will be recorded as other operating income.  Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

          Bank owned life insurance is not secured by any government agency nor are the policies’ asset values or death benefits secured specifically by tangible property.  Although great care was taken in selecting the insurance companies, the bond ratings and financial condition of these companies are monitored on a quarterly basis.  The failure of one of these companies could result in a significant loss to First Federal of Frankfort.  Other risks include the possibility that the favorable tax treatment of the income could change, that the crediting rate will not be increased in a manner comparable to market interest rates, or that this type of plan will no longer be permitted by First Federal of Frankfort’s regulators.  This asset is considered illiquid because, although First Federal of Frankfort may terminate the policies and receive the original premium plus all earnings, such an action would require the payment of federal income taxes on all earnings since the policies’ inception.

Deposit Activities and Other Sources of Funds

          General.  Deposits, loan repayments and maturities, redemptions, sales and repayments of investment and mortgage-backed securities are the major sources of our funds for lending and other investment purposes.  Loan repayments are a relatively stable source of funds, while deposit inflows and outflows and loan prepayments are significantly influenced by general interest rates and money market conditions.

          Deposit Accounts.  The vast majority of our depositors are residents of the Banks’ respective market areas.  Deposits are attracted from within our market areas through the offering of passbook savings and certificate accounts, and, at First Federal of Frankfort, checking accounts and individual retirement accounts (“IRAs”).  We do not utilize brokered funds.  Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors.  In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, asset liability management and customer preferences and concerns.  We review our deposit mix and pricing on an ongoing basis as needed.

          Borrowings.  First Federal of Hazard and First Federal of Frankfort borrow from the FHLB-Cincinnati to supplement their supplies of investable funds and to meet deposit withdrawal requirements.  The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions.  As members, each Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met.  Advances are made under several different programs, each having its own interest rate and range of maturities.  Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Subsidiary Activities

          The Company has no other wholly owned subsidiaries other than First Federal of Hazard, Frankfort First Bancorp and First Federal of Frankfort.

          First Federal of Frankfort has one wholly owned subsidiary, Main Street Financial Services, Inc.  Main Street Financial Services, Inc. is currently inactive.

          As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes.  Under such limitations, as of June 30, 2005, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $3.8 million and $4.5 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

Competition

          We face significant competition for the attraction of deposits and origination of loans.  Our most direct competition for deposits has historically come from the banks and credit unions operating in our market areas and, to a lesser extent, from other financial services companies, such as investment brokerage firms.  We also face competition for depositors’ funds from money market funds and other corporate and government securities.  Several of our competitors are significantly larger than us and, therefore, have significantly greater resources.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Technological advances, for example, have lowered the barriers to enter new market areas, allowed banks to expand their geographic reach by providing services over the Internet and made it possible for non-depository institutions to offer products and services that traditionally have been provided by banks.  Changes in federal law permit affiliation among banks, securities firms and insurance companies, which promotes a competitive environment in the financial services industry.  Competition for deposits and the origination of loans could limit our growth in the future.

          According to the Federal Deposit Insurance Corporation at June 30, 2004 (the latest practicable date), First Federal of Hazard had a deposit market share of 23.0% in Perry County.  Its largest competitors, Peoples Bank & Trust Company of Hazard (approximately $240 million in assets), Community Trust Bank, Inc. (approximately $2.4 billion in assets) and Whitaker Bank (approximately $940 million in assets), have Perry County deposit market shares of 51.1%, 21.4% and 4.5%, respectively.  First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

          First Federal of Frankfort’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments.  First Federal of Frankfort principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff.  First Federal of Frankfort competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies.  First Federal of Frankfort principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers.  In addition, First Federal of Frankfort believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.  Despite First Federal of Frankfort’s small size relative to the many and various other depository and lending institutions in its market area, First Federal of Frankfort usually ranks first with respect to the origination of single-family purchase mortgages made on properties located in Franklin County.  Nevertheless, the level of competition in First Federal of Frankfort’s market area has been limited to a certain extent the lending opportunities in its market area.

Personnel

          At June 30, 2005, we had 40 full-time employees and no part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Regulation and Supervision

          General.  First Federal of Hazard and First Federal of Frankfort are subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as their primary federal regulator, and the Federal Deposit Insurance Corporation, as their deposits insurer.  First Federal of Hazard and First Federal of Frankfort are each members of the Federal Home Loan Bank System and their deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation.  First Federal of Hazard and First Federal of Frankfort must each file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning their activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal of Hazard’s and First Federal of Frankfort’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

          Kentucky First and First Federal MHC, as savings and loan holding companies, are required to file certain reports with, will be subject to examination by, and otherwise will have to comply with the rules and regulations of the Office of Thrift Supervision.  Certain of the regulatory requirements that are or will be applicable to First Federal of Hazard, First Federal of Frankfort, Kentucky First and First Federal MHC are described below.

          Sarbanes-Oxley Act of 2002.  On July 30, 2002, the President signed into law the Sarbanes-Oxley Act of 2002, which implemented legislative reforms intended to address corporate and accounting fraud.  The Sarbanes-Oxley Act restricts the scope of services that may be provided by accounting firms to their public company audit clients and any non-audit services being provided to a public company audit client will require preapproval by the company’s audit committee.  In addition, the Sarbanes-Oxley Act requires chief executive officers and chief financial officers, or their equivalent, to certify to the accuracy of periodic reports filed with the Securities and Exchange Commission, subject to civil and criminal penalties if they knowingly or willingly violate this certification requirement.

          Under the Sarbanes-Oxley Act, bonuses issued to top executives before restatement of a company’s financial statements are now subject to disgorgement if such restatement was due to corporate misconduct. Executives are also prohibited from insider trading during retirement plan “blackout” periods, and loans to company executives (other than loans by financial institutions permitted by federal rules and regulations) are restricted. The legislation accelerates the time frame for disclosures by public companies and changes in ownership in a company’s securities by directors and executive officers.

          The Sarbanes-Oxley Act also increases the oversight of, and codifies certain requirements relating to audit committees of public companies and how they interact with the company’s “registered public accounting firm.” Among other requirements, companies must disclose whether at least one member of the committee qualifies as an” audit committee financial expert” (as such term is defined by the Securities and Exchange Commission) and if not, why not.

          Although we anticipate that we will incur additional expense in complying with the provisions of the Sarbanes-Oxley Act and the resulting regulations, management cannot currently quantify the impact on our results of operations or financial condition.

          Privacy Requirements of the Gramm-Leach-Bliley Act.  The Gramm-Leach-Bliley Act of 1999 provided for sweeping financial modernization for commercial banks, savings banks, securities firms, insurance companies, and other financial institutions operating in the United States.  Among other provisions, the Gramm-Leach-Bliley Act places limitations on the sharing of consumer financial information with unaffiliated third parties.  Specifically, the Gramm-Leach-Bliley Act requires all financial institutions offering financial products or services to retail customers to provide such customers with the financial institution’s privacy policy and provide such customers the opportunity to “opt out” of the sharing of personal financial information with unaffiliated third parties.

          Anti-Money Laundering.  On October 26, 2001, in response to the events of September 11, 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (referred to as the “USA PATRIOT Act”) was signed into law.  The USA PATRIOT Act significantly expands the responsibilities of financial institutions, including savings and loan associations, in preventing the use of the U.S. financial system to fund terrorist activities.  Title III of the USA PATRIOT Act provides for a significant overhaul of the U.S. anti-money laundering regime.  Among other provisions, it requires financial institutions operating in the United States to develop new anti-money laundering compliance programs, due diligence policies and controls to ensure the detection and reporting of money laundering.  Such required compliance programs are intended to supplement existing compliance requirements, also applicable to financial institutions, under the Bank Secrecy Act and the Office of Foreign Assets Control Regulations.  We have established policies and procedures to ensure compliance with the USA PATRIOT Act’s provisions, and the impact of the USA PATRIOT Act on our operations has not been material.

Regulation of Federal Savings Institutions

          Business Activities.  Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of Thrift Supervision, govern the activities of federal savings institutions, such as First Federal of Hazard and First Federal of Frankfort.  These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings institutions, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

          Branching.  Federal savings institutions are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of Thrift Supervision.

          Capital Requirements.  The Office of Thrift Supervision’s capital regulations require federal savings institutions to meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest examination rating under the Office of Thrift Supervision’s examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest examination rating) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of Thrift Supervision regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

          The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100%, assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

          The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At June 30, 2005, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

          Prompt Corrective Regulatory Action. The Office of Thrift Supervision is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “under-capitalized.”  A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of Thrift Supervision is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  An institution must file a capital restoration plan with the Office of Thrift Supervision within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The Office of Thrift Supervision could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

          Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  A savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

          Standards for Safety and Soundness.  As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of Thrift Supervision determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of Thrift Supervision may require the institution to submit an acceptable plan to achieve compliance with the standard.

          Limitation on Capital Distributions.   Office of Thrift Supervision regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Office of Thrift Supervision is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of Thrift Supervision regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of Thrift Supervision.  If an application is not required, the institution must still provide prior notice to the Office of Thrift Supervision of the capital distribution if, like First Federal of Hazard and First Federal of Frankfort, it is a subsidiary of a holding company.  If First Federal of Hazard’s or First Federal of Frankfort’s capital were ever to fall below its regulatory requirements or the Office of Thrift Supervision notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the Office of Thrift Supervision could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

          Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

          A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  At June 30, 2005, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

          Transactions with Related Parties.  Federal law limits the authority of First Federal of Hazard and First Federal of Frankfort to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Kentucky First, First Federal MHC and their non-savings institution subsidiaries).  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates making loans is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Transactions between sister depository institutions that are 80% or more owned by the same holding company are exempt from the quantitative limits and collateral requirements.

          The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors.  However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, First Federal of Hazard’s and First Federal of Frankfort’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The law restricts both the individual and aggregate amount of loans First Federal of Hazard and First Federal of Frankfort may make to insiders based, in part, on First Federal of Hazard’s and First Federal of Frankfort’s respective capital positions and requires certain board approval procedures to be followed.  Such loans must be made on terms substantially the same as those offered to unaffiliated individuals and not involve more than the normal risk of repayment.  There is an exception for loans made pursuant to a benefit or compensation program that is widely available to all employees of the institution and does not give preference to insiders over other employees.  There are additional restrictions applicable to loans to executive officers.

          Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to appointment of a receiver or conservator or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

          Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report.

          Insurance of Deposit Accounts.  First Federal of Hazard and First Federal of Frankfort are members of the Savings Association Insurance Fund.  The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.  An institution’s assessment rate depends upon the categories to which it is assigned.  Assessment rates for Savings Association Insurance Fund member institutions are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points of assessable deposits for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

          In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize the predecessor to the Savings Association Insurance Fund.  During the year ended June 30, 2005, Financing Corporation payments for Savings Association Insurance Fund members averaged 1.45 basis points of assessable deposits.

          The Federal Deposit Insurance Corporation may terminate an institution’s insurance of deposits upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.

          Federal Home Loan Bank System.  First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of their unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the Federal Home Loan Bank, whichever is greater.  First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with an investment in Federal Home Loan Bank of Cincinnati stock at June 30, 2005, of $1.9 million and $3.1 million, respectively.

          Community Reinvestment Act.  Under the Community Reinvestment Act, as implemented by Office of Thrift Supervision regulations, a savings institution has a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the Office of Thrift Supervision, in connection with its examination of a savings association, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

          The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of Thrift Supervision to provide a written evaluation of an institution’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.  First Federal of Hazard and First Federal of Frankfort each received a “Satisfactory” rating as a result of their most recent Community Reinvestment Act assessments.

          Other Regulations.  Interest and other charges collected or contracted for by First Federal of Hazard and First Federal of Frankfort are subject to state usury laws and federal laws concerning interest rates.  First Federal of Hazard’s and First Federal of Frankfort’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

(1)	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

(2)	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

(3)	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

(4)	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

(5)	rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The deposit operations of First Federal of Hazard and First Federal of Frankfort also are subject to the:

(1)

Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

(2)

Electronic Funds Transfer Act and Regulation E promulgated thereunder, which governs automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

(3)

Check Clearing for the 21st Century Act (also known as “Check 21”), which, effective October 28, 2004, gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check.

Holding Company Regulation

          General.  Kentucky First and First Federal MHC are savings and loan holding companies within the meaning of federal law.  As such, they are registered with the Office of Thrift Supervision and are subject to Office of Thrift Supervision regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities.  In addition, the Office of Thrift Supervision has enforcement authority over Kentucky First and First Federal MHC and their non-savings institution subsidiaries.  Among other things, this authority permits the Office of Thrift Supervision to restrict or prohibit activities that are determined to be a serious risk to First Federal of Hazard and/or First Federal of Frankfort.

          Restrictions Applicable to Mutual Holding Companies.  According to federal law and Office of Thrift Supervision regulations, a mutual holding company, such as First Federal MHC, may generally engage in the following activities:  (1) investing in the stock of insured depository institutions and acquiring them by means of a merger or acquisition; (2) investing in a corporation the capital stock of which may be lawfully purchased by a savings association under federal law; (3) furnishing or performing management services for a savings association subsidiary of a savings and loan holding company; (4) conducting an insurance agency or escrow business; (5) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of the savings and loan holding company; (6) holding or managing properties used or occupied by a savings association subsidiary of the savings and loan holding company; (7) acting as trustee under deed or trust; (8) any activity permitted for multiple savings and loan holding companies by Office of Thrift Supervision regulations; (9) any activity permitted by the Board of Governors of the Federal Reserve System for bank holding companies and financial holding companies; and (10) any activity permissible for service corporations.  Recent legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities.  Financial holding companies may engage in a broad array of financial services activities, including insurance and securities.

          Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Office of Thrift Supervision.  Federal law also prohibits a savings and loan holding company from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the Office of Thrift Supervision must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

          The Office of Thrift Supervision is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except:  (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

          If a savings institution subsidiary of a savings and loan holding company fails to meet the qualified thrift lender test set, the holding company must register with the Federal Reserve Board as a bank holding company within one year of the savings institution’s failure to so qualify.

          Stock Holding Company Subsidiary Regulation.  The Office of Thrift Supervision has adopted regulations governing the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies.  Kentucky First is the stock holding company subsidiary of First Federal MHC.  Kentucky First is only permitted to engage in activities that are permitted for First Federal MHC subject to the same restrictions and conditions.

          Waivers of Dividends by First Federal MHC.  Office of Thrift Supervision regulations require First Federal MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of our dividends from Kentucky First.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. The Office of Thrift Supervision will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form.  Kentucky First has been granted such a waiver.  Dividends paid to shareholders on April 18 and August 22, 2005 were waived by First Federal MHC.

          Conversion of First Federal MHC to Stock Form.  Office of Thrift Supervision regulations permit First Federal MHC to convert from the mutual form of organization to the capital stock form of organization.  In a conversion transaction, a new holding company would be formed as our successor, First Federal MHC’s corporate existence would end, and certain depositors of First Federal of Hazard would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than First Federal MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than First Federal MHC own the same percentage of common stock in the new holding company as they owned in us immediately before conversion. Under Office of Thrift Supervision regulations, stockholders other than First Federal MHC would not be diluted because of any dividends waived by First Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event First Federal MHC converts to stock form. The total number of shares held by stockholders other than First Federal MHC after a conversion transaction also would be increased by any purchases by stockholders other than First Federal MHC in the stock offering conducted as part of the conversion transaction.

          Acquisition of Control.  Under the federal Change in Bank Control Act, a notice must be submitted to the Office of Thrift Supervision if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association.  An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Office of Thrift Supervision.  Under the Change in Bank Control Act, the Office of Thrift Supervision has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition.  Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

          Remutualization Transactions.  Current Office of Thrift Supervision regulations permit a mutual holding company to be acquired by a mutual institution in a remutualization transaction.  However, the Office of Thrift Supervision has issued a policy statement indicating that it views remutualization transactions as raising significant issues concerning disparate treatment of minority stockholders and mutual members of the target entity and as raising issues concerning the effect on the mutual members of the acquiring entity.  Under certain circumstances, the Office of Thrift Supervision intends to give these issues special scrutiny and reject applications for the remutualization of a mutual holding company unless the applicant can clearly demonstrate that the Office of Thrift Supervision’s concerns are not warranted in the particular case.

Federal and State Taxation

          General.  We report our income on a fiscal year basis using the accrual method of accounting.

          Federal Taxation.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Each of our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2000. For the 2005 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34%.

          For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  First Federal of Hazard did not qualify for such favorable tax treatment for any years through 1996.  Approximately $5.4 million of First Federal of Frankfort First’s accumulated bad debt reserves would not be recaptured into taxable income unless Frankfort First makes a “non-dividend distribution” to Kentucky First as described below.

          If First Federal of Hazard or First Federal of Frankfort makes “non-dividend distributions” to us, the distributions will be considered to have been made from First Federal of Hazard’s and First Federal of Frankfort’s unrecaptured tax bad debt reserves, including the balance of their reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from First Federal of Frankfort’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal of Frankfort’s taxable income.  Non-dividend distributions include distributions in excess of First Federal of Frankfort’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation.  Dividends paid out of First Federal of Frankfort’s current or accumulated earnings and profits will not be so included in First Federal of Frankfort’s taxable income.

          The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal of Frankfort makes a non-dividend distribution to us, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Federal of Frankfort does not intend to pay dividends that would result in a recapture of any portion of its bad debt reserves.

          State Taxation.  Although First Federal MHC and Kentucky First are subject to the Kentucky corporation income tax and state corporation license tax (franchise tax), the corporation license tax is repealed effective for tax periods ending on or after December 31, 2005.  Gross income of corporations subject to Kentucky income tax is similar to income reported for federal income tax purposes except that dividend income, among other income items, is exempt from taxation.  For First Federal MHC and Kentucky First tax years beginning July 1, 2005, the corporations will be subject to an alternative minimum income tax.  Corporations must pay the greater of the income tax, the alternative tax or $175.  The corporations can choose between two methods to calculate the alternative minimum; 9.5 cents per $100 of the corporation’s gross receipts, or 75 cents per $100 of the corporation’s Kentucky gross profits.  Kentucky gross profits means Kentucky gross receipts reduced by returns and allowances attributable to Kentucky gross receipts, less Kentucky cost of goods sold.  The corporations, in their capacity as holding companies for financial institutions, do not have a material amount of cost of good sold.  Although the corporate license tax rate is 0.21% of total capital employed in Kentucky, a bank holding company, as defined in Kentucky Revised Statutes 287.900, is allowed to deduct from its taxable capital, the book value of its investment in the stock or securities of subsidiaries that are subject to the bank franchise tax.

          First Federal of Hazard and First Federal of Frankfort are exempt from both the Kentucky corporation income tax and corporation license tax.  However, both institutions are instead subject to the bank franchise tax, an annual tax imposed on federally or state chartered savings and loan associations, savings banks and other similar institutions operating in Kentucky.  The tax is 0.1% of taxable capital stock held as of January 1 each year.  Taxable capital stock includes an institution’s undivided profits, surplus and general reserves plus savings accounts and paid-up stock less deductible items.  Deductible items include certain exempt federal obligations and Kentucky municipal bonds.  Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital.

Item 2.  Properties

          We conduct our business through four offices.  The following table sets forth certain information relating to our offices at June 30, 2005.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2005	Approximate Square Footage

			(Dollars in thousands)
First Federal of Hazard Main Office: Main & Lovern Streets Hazard, Kentucky 41701	1960	Owned	$32	15,000
First Federal of Frankfort Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	1,446	14,000
East Branch 190 Versailles Road Frankfort, Kentucky 40601	2005	Owned	535	1,800
West Branch 1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	529	2,480

          The net book value of our investment in premises and equipment was $3.0 million at June 30, 2005.  See Note E of Notes to Consolidated Financial Statements elsewhere in this document.

Item 3.  Legal Proceedings

          From time to time we may be defendants in claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe would have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of  Equity Securities

          (a)      The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2005 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

          (b)      The following information is provided with the Company’s sale of its common stock as part of the Reorganization.

1.	The effective date of the Registration Statement on Form S-1 (File No. 333- 119041) was January 10, 2005.

2.	The offering was consummated on March 2, 2005 with the sale of all securities registered pursuant to the Registration Statement. Capital Resources, Inc. acted as marketing agent for the offering.

3.

The class of securities registered was common stock, par value of $0.01 per share. The aggregate amount of such securities registered was 3,868,126 shares which represented an aggregate amount of $38,683,120. The amount included 2,127,572 shares (or $21,275,720) sold in the offering at $10.00 per share, 4,727,938 shares (or $47,279,380) issued to First Federal MHC and 1,740,554 shares issued to the former shareholders of Frankfort First Bancorp, Inc. in the Merger.

4.

A reasonable estimate of expenses incurred in connection with the stock offering was $2.7 million, including expenses paid to and for underwriters of $1.1 million, attorney and accounting fees of $450,000 and other expenses of $213,000. The net proceeds resulting from the offering after deducting expenses was $19.5 million.

5.	The net proceeds were utilized as follows:

•	$13.7 million in net proceeds were used as payment of the cash portion of the consideration in the Merger;

•	$2.0 million in net proceeds were used for merger expenses, including $1.3 million paid to Frankfort First option holders, attorney and accounting fees of $314,000 and other expenses of $378,000;

•	$3.4 million in net proceeds were used for the Employee Stock Option Plan; and

•	$400,000 was retained in cash and cash equivalents.

          (c)      During the fourth quarter of the fiscal year ended June 30, 2005, the Company did not repurchase any of its equity securities registered under the Securities Exchange Act of 1934.

Item 6.  Selected Financial Data

          The information contained in the table captioned “Selected Consolidated Financial and Other Data” in the Annual Report is incorporated herein by reference.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

          The information contained under the sections captioned “Market Risk” in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

          The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditor’s Report and Selected Financial Data, which are listed under Item 15 herein, are included in the Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

          None.

Item 9A.  Controls and Procedures

          As of the end of the period covered by this report, management of the Company carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on this evaluation, the Company’s principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective in ensuring that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  It should be noted that the design of the Company’s disclosure controls and procedures is based in part upon certain reasonable assumptions about the likelihood of future events, and there can be no reasonable assurance that any design of disclosure controls and procedures will succeed in achieving its stated goals under all potential future conditions, regardless of how remote, but the Company’s principal executive and financial officers have concluded that the Company’s disclosure controls and procedures are, in fact, effective at a reasonable assurance level.

          There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation described in the above paragraph that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

          Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information contained under the sections captioned “Proposal I -- Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

          Kentucky First has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers and employees.  To obtain a copy of this document at no charge, please write to Kentucky First Federal Bancorp, P.O. Box 535, Frankfort, KY 40602-0535, or call toll-free (888) 818-3372 and ask for Investor Relations.

Item 11.  Executive Compensation

          The information contained under the section captioned “Proposal I -- Election of Directors -- Executive Compensation,” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)

Security Ownership of Certain Beneficial Owners.  Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)

Security Ownership of Management.  Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” and “Proposal I -- Election of Directors” in the Proxy Statement.

(c)

Changes in Control.  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2005.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	$—	—

Item 13.  Certain Relationships and Related Transactions

          The information required by this item is incorporated herein by reference to the section captioned “Proposal I -- Election of Directors -- Transactions with Management” in the Proxy Statement.

Item 14.  Principal Accountant Fees and Services

          The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Registered Public Accountants” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Independent Registered Public Accountants’ Report
Consolidated Statements of Condition as of June 30, 2005 and 2004
Consolidated Statements of Earnings for the Years Ended June 30, 2005, 2004 and 2003
Consolidated Statements of Stockholders’ Equity and Comprehensive Income for the Years Ended June 30, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the Years Ended June 30, 2005, 2004 and 2003
Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Charter of Kentucky First Federal Bancorp*
3.2	Bylaws of Kentucky First Federal Bancorp*
4.1	Specimen Stock Certificate of Kentucky First Federal Bancorp*
10.1	Form of First Federal Savings and Loan Association of Hazard Employee Stock Ownership Plan and Trust Agreement*†
10.2	Form of ESOP Loan Documents*†
10.3	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings Bank of Frankfort and Don D. Jennings*†
10.4	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings Bank of Frankfort and R. Clay Hulette*†
10.5	Form of Employment Agreement between First Federal Savings Bank of Frankfort and Danny A. Garland*†
10.6	Form of Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl*†
10.7	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings and Loan Association of Hazard and Tony D. Whitaker*†
10.8	Form of First Federal Savings and Loan Association of Hazard Supplemental Executive Retirement Plan*†

10.9	Form of First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan*†
10.10	Form of First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan*†
13	Annual Report to Shareholders
21	Subsidiaries
23	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†	Management contract or compensation plan or arrangement.
*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)

Financial Statements and Schedules Excluded from Annual Report.  There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2005	By:	/s/ Tony D. Whitaker

Tony D. Whitaker
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony D. Whitaker	September 28, 2005

Tony D. Whitaker
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2005

R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Don D. Jennings	September 28, 2005

Don D. Jennings
Director

/s/ Stephen G. Barker	September 28, 2005

Stephen G. Barker
Director

/s/ William D. Gorman	September 28, 2005

William D. Gorman
Director

/s/ Walter G. Ecton, Jr.	September 28, 2005

Walter G. Ecton, Jr.
Director

/s/ David R. Harrod	September 28, 2005

David R. Harrod
Director

/s/ Herman D. Regan, Jr.	September 28, 2005

Herman D. Regan, Jr.
Director