Form 10-Q
period 2005-09-30
Kentucky First Federal Bancorp
filed 2005-11-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 0-51176

KENTUCKY FIRST FEDERAL BANCORP

(Exact name of small business issuer as specified in its charter)

United States of America	61-1484858

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

479 Main Street, Hazard, Kentucky 41702

(Address of principal executive offices)(Zip Code)

(606) 436-3860

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

Yes ☒	No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐	No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 10, 2005, the latest practicable date, the Corporation had 8,596,064 shares of $.01 par value common stock outstanding.

Kentucky First Federal Bancorp

STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	September 30, 2005	June 30, 2005

	(Unaudited)
ASSETS
Cash and due from banks	$1,852	$1,060
Interest-bearing deposits in other financial institutions	5,935	7,298

Cash and cash equivalents	7,787	8,358
Investment securities available for sale - at market	12,528	12,686
Investment securities held to maturity, at amortized cost – approximate fair value of $49,751 and $49,944 at September 30, 2005 and June 30, 2005, respectively	50,943	50,942
Mortgage-backed securities available for sale – at market	1,557	1,861
Mortgage-backed securities held to maturity, at amortized cost – approximate fair value of $19,811 and $21,168 at September 30, 2005 and June 30, 2005, respectively	20,335	21,347
Loans receivable - net	151,693	151,712
Real estate acquired through foreclosure	60	60
Office premises and equipment - at depreciated cost	2,938	2,977
Federal Home Loan Bank stock - at cost	5,044	4,981
Accrued interest receivable	1,089	916
Bank-owned life insurance	2,115	2,095
Goodwill and other intangible assets	15,366	15,398
Prepaid expenses and other assets	224	211
Prepaid federal income taxes	—	371

Total assets	$271,679	$273,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$152,863	$155,044
Advances from the Federal Home Loan Bank	50,629	50,985
Advances by borrowers for taxes and insurance	500	332
Accrued interest payable	200	177
Accrued federal income taxes	122	—
Deferred federal income taxes	274	384
Other liabilities	1,162	1,054

Total liabilities	205,750	207,976
Commitments	—	—
Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	—	—
Common stock, 20,000,000 shares authorized $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,714	36,714
Retained earnings, restricted	32,823	32,719
Less shares acquired by Employee Stock Ownership Plan	(3,370)	(3,370)
Accumulated comprehensive loss, unrealized losses on securities designated as available for sale, net of related tax effects	(324)	(210)

Total shareholders’ equity	65,929	65,939

Total liabilities and shareholders’ equity	$271,679	$273,915

Kentucky First Federal Bancorp

STATEMENTS OF EARNINGS

For the three months ended September 30, 2005 and 2004
(Unaudited)
(In thousands, except per share data)

	2005	2004

Interest income
Loans	$2,287	$600
Mortgage-backed securities	237	243
Investment securities	544	519
Interest-bearing deposits and other	140	71

Total interest income	3,208	1,433
Interest expense
Deposits	953	487
Borrowings	576	67

Total interest expense	1,529	554

Net interest income	1,679	879
Provision for losses on loans	14	15

Net interest income after provision for losses on loans	1,665	864
Other operating income
Earnings on bank-owned life insurance	20	—
Gain on sale of loans	17	—
Loss on sale of real estate acquired through foreclosure	(2)	—
Other operating	24	5

Total other income	59	5
General, administrative and other expense
Employee compensation and benefits	656	264
Occupancy and equipment	88	33
Franchise taxes	42	18
Data processing	41	8
Charitable contributions	7	3
Other operating	186	71

Total general, administrative and other expense	1,020	397

Earnings before income taxes	704	472
Federal income taxes
Current	162	158
Deferred	51	4

Total federal income taxes	213	162

NET EARNINGS	$491	$310

EARNINGS PER SHARE	$0.06	N/A

Kentucky First Federal Bancorp

STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Net earnings	$491	$310
Other comprehensive income (loss), net of taxes (benefits):
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(59), and $138 during the respective periods	(114)	268

Comprehensive income	$377	$578

Accumulated comprehensive loss	$(324)	$(132)

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS

For the three months ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Cash flows from operating activities:
Net earnings for the period	$491	$310
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	—	(1)
Amortization of deferred loan origination fees	(34)	(9)
Amortization of purchase accounting adjustments – net	(106)	—
Depreciation and amortization	42	20
Loss on sale of real estate through foreclosure	2	—
Provision for losses on loans	14	15
Federal Home Loan Bank stock dividends	(63)	(20)
Bank-owned life insurance earnings	(20)	—
Mortgage loans originated for sale	(1,547)	—
Proceeds from sale of mortgage loans	1,547	—
Increase (decrease) in cash due to changes in:
Accrued interest receivable	(173)	(191)
Prepaid expenses and other assets	(13)	(551)
Accrued interest payable	23	—
Other liabilities	108	(315)
Federal income taxes
Current	493	6
Deferred	(51)	4

Net cash provided by (used in) operating activities	713	(732)
Cash flows provided by (used in) investing activities:
Maturities, prepayments and calls of investment securities	287	488
Principal repayments on mortgage-backed securities	1,013	—
Loan principal repayments	9,965	2,166
Loan disbursements	(9,928)	(1,206)
Purchase of office equipment	(3)	(11)

Net cash provided by investing activities	1,334	1,437
Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	(2,181)	330
Repayment of Federal Home Loan Bank advances	(218)	—
Advances by borrowers for taxes and insurance	168	—
Dividends paid on common stock	(387)	—

Net cash provided by (used in) financing activities	(2,618)	330

Net increase (decrease) in cash and cash equivalents	(571)	1,035
Cash and cash equivalents at beginning of period	8,358	16,862

Cash and cash equivalents at end of period	$7,787	$17,897

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS (CONTINUED)

For the three months ended September 30, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$—	$150

Interest on deposits and borrowings	$1,506	$552

Supplemental disclosure of noncash investing activities:
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$(114)	$268

Transfers from loans to real estate acquired through foreclosure	$—	$28

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2005 and 2004

On July 14, 2004, the Board of Directors of the First Federal Savings and Loan Association (“First Federal of Hazard” or the “Association”) adopted a Plan of Reorganization (the “Plan” or the “Reorganization”) pursuant to which the Association would reorganize into the mutual holding company form of ownership with the incorporation of a stock holding company, Kentucky First Federal Bancorp (the “Company”) as parent of the Association.  Coincident with the Reorganization, the Association would convert to the stock form of ownership, followed by the issuance of all the Association’s outstanding stock to Kentucky First Federal Bancorp.  On March 2, 2005, the Plan of Reorganization was completed with Kentucky First Federal Bancorp issuing 4,727,938 common shares, or 55% of its common shares, to First Federal Mutual Holding Company (“First Federal MHC”), a federally chartered mutual holding company, with 2,127,572 common shares, or 24.8% of its shares offered for sale at $10.00 per share to the public and a newly formed Employee Stock Ownership Plan (“ESOP”).  The Company received net cash proceeds of $16.1 million from the public sale of its common shares.  The Company’s remaining 1,740,554 common shares were issued as part of the $31.4 million cash and stock consideration paid for 100% of the common shares of Frankfort First Bancorp (“Frankfort First”) and its wholly-owned subsidiary, Frankfort First Federal Savings Bank (“Frankfort First Federal”).  The acquisition was accounted for using the purchase method of accounting and resulted in the recordation of goodwill and other intangible assets totaling $15.4 million.  In accordance with the purchase method of accounting, the Company’s results of operations and cash flows for the three-month period ended September 30, 2004 do not reflect Frankfort First’s operating results.

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for three-month period ended September 30, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2005 and 2004

3.     Critical Accounting Policies (continued)

Management of the Banks perform a monthly evaluation of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews, volume and mix of the loan portfolio and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Management considers the economic climate in the lending areas to be among the factors most likely to have an impact on the level of the required allowance for loan losses.  However, in view of the fact that the Banks’ local economies are diverse, without significant dependence on a single industry or employer, the economic climate in the Banks’ market areas are considered to be stable, and improving.  Nevertheless, management continues to monitor and evaluate factors which could have an impact on the required level of the allowance.  Nationally, management will watch for issues that may negatively affect a significant percentage of homeowners in the Banks’ lending areas.  These may include significant increases in unemployment or significant depreciation in home prices.  Management reviews employment statistics periodically when determining the allowance for loan losses and generally finds the unemployment rate in the Banks’ lending areas to be acceptable in relation to historical trends. Given the aforementioned indicators of economic stability, management does not foresee in the near term, any significant increases in the required allowance for loan losses related to economic factors.  Finally, Company management has no current plans to alter the type of lending offered or collateral accepted by the Banks, but if such plans change or market conditions result in large concentrations of certain types of loans, such as commercial real estate or high loan-to-value ratio residential loans, management would respond with an increase in the overall allowance for loan losses.

The allowance for loan losses analysis has two components, specific and general allocations.  Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk weighting (if applicable) and payment history.  Historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations are also analyzed.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve.  Actual loan losses may be significantly more than the allowance established, which could have a material negative effect on the Company’s consolidated financial results.

4.     Earnings Per Share

Basic earnings per share for the three month period ended September 30, 2005, was $0.06.  Basic earnings per share for the three month period ended September 30, 2004, is not presented as the Company was not a stock entity for the entire period.

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2005 and 2004

5.     Recent Accounting Pronouncements

During December 2004, the Financial Accounting Standards Board (the “FASB”) issued a revision to Statement of Financial Accounting Standards No. 123  (“SFAS 123(R)”), “Share-Based Payment,” which establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services, primarily on accounting for transactions in which an entity obtains employee services in share-based transactions.  This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award, with limited exceptions.  That cost will be recognized over the period during which an employee is required to provide services in exchange for the award – the requisite service period.  No compensation cost is recognized for equity instruments for which employees do not render the requisite service.  Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met.

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

Compensation cost is required to be recognized in the first interim or annual period that begins after June 15, 2005, or July 1, 2005 as to the Company.  Although the Company currently has no stock option plans or other instruments that are subject to the provisions of SFAS No. 123(R), shareholders are scheduled to vote on the adoption of the  Kentucky First Federal Bancorp 2005 Equity Incentive Plan at the  Annual Meeting of Shareholders on November 15, 2005.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

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

Discussion of Financial Condition Changes from June 30, 2005 to September 30, 2005

Assets:  At September 30, 2005, the Company’s assets totaled $271.7 million, a decrease of $2.2 million, or 0.8%, from total assets at June 30, 2005.  The primary reason for the decrease in assets is the decrease of $1.0 million, or 4.7%, of mortgage-backed securities classified as held to maturity, which decreased to $20.3 million at September 30, 2005. Also contributing to the decrease in total assets was a decrease in cash and cash equivalents which decreased $571,000 or 6.8% to $7.8 million at September 30, 2005.

Non-Performing Assets:  At September 30, 2005, the Company had approximately $1.9 million (1.2% of net loans) in loans 90 days or more past due, as compared to $1.7 million at June 30, 2005.  At September 30, 2005, the Company’s allowance for loan losses of $593,000 represented 30.8% of nonperforming loans and 0.4% of total loans.

The Company had $2.0 million in loans classified as substandard for regulatory purposes at September 30, 2005.  On a percentage basis, classified loans remained consistent at 1.3% of total loans at September 30, 2005 and June 30, 2005.   Substandard assets included 41 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 5% to 95%; one home equity line of credit secured by a single-family home which, combined with the first mortgage (which was not delinquent) had a total loan-to-value ratio of 86%; and two single-family homes, which comprise Real Estate Owned (which had a fair value of $60,000).

At September 30, 2005, no loans were classified as Doubtful or Loss.

Liabilities:  At September 30, 2005, the Company’s liabilities totaled $205.8 million, a decrease of $2.2 million, or 1.1%, from total liabilities at June 30, 2005.  The decrease in liabilities was attributed primarily to a $2.2 million or 1.4% decrease in deposits, which declined to $152.9 million at September 30, 2005, and a $356,000, or 0.7%, decrease in Advances from the Federal Home Loan Bank, which declined to $50.6 million at September 30, 2005.

Shareholders’ Equity: At June 30, 2005 and September 30, 2005, the Company’s shareholders’ equity totaled $65.9 million.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and 2004

General

Net earnings totaled $491,000 for the three months ended September 30, 2005, an increase of $181,000, or 58.4% from the $310,000 in net earnings for the same period in 2004.  The increase was primarily attributable to an $800,000 increase in net interest income offset by an increase of $623,000 in general, administrative and other expense and an increase of $51,000 in the provision for federal income taxes.  The period to period increase in operating levels of income and expense are primarily attributable to the acquisition of Frankfort First.

Net Interest Income

Interest income on loans increased by $1.7 million, or 281.2%, for the three months ended September 30, 2005, compared to the 2004 period.  This increase was due primarily to a $117.8 million, or 350.2%, increase in the average portfolio balance outstanding period to period offset by an 81 basis point decrease in the weighted-average yield, to 6.04% for the 2005 three-month period.  Interest income on investment securities, mortgage-backed securities and interest-bearing deposits increased by $88,000, or 10.6%, due primarily to a 216 basis point increase in the weighted-average yield, to 2.11% for the 2005 period despite a $5.0 million, or 4.8%, decrease in the average balance of the related assets outstanding period to period.  As set forth above, interest income was favorably influenced in the 2005 quarter by the addition of $112.8 million of interest-earning assets.

Interest expense on deposits increased by $466,000, or 95.7%, for the three months ended September 30, 2005, compared to the same period in 2004.  This increase was due primarily to a $58.7 million, or 59.1%, increase in the average balance of deposits outstanding period to period, generally reflecting the assumption of $72.5 million of average deposits in the Frankfort First combination.  The weighted average cost of deposits was 2.41% for 2005 period and 1.95% for the 2004 period.  Interest expense on borrowings increased by $509,000, or 759.7%, due primarily to the assumption of $42.9 million of average FHLB advances in the Frankfort First combination.  The weighted average cost of borrowings increased 129 basis points to 4.25% for the 2005 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $800,000, or 91.0%, to a total of $1.7 million for the three months ended September 30, 2005.  Net interest margin increased by 11 basis points to 2.67% for the three months ended September 30, 2005, compared to the prior year period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered  appropriate by management based on historical experience,  the volume and type of lending conducted by the Banks,  the status of past due  principal and interest  payments,  general economic conditions, particularly as such conditions relate to the Banks’ market  areas,  and  other  factors   related  to  the  collectibility of  the Banks’ loan portfolio. The Company recorded a provision for losses on loans totaling $14,000 during the three months ended September 30, 2005, a decrease of $1,000, or 6.7%, from the comparable three-month period in 2004.  There can be no  assurance  that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on  nonperforming  assets in the  future,   which  could  adversely  affect  the  Company’s   results  of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2005 and 2004 (continued)

Other Income

Other income totaled $59,000 for the three months ended September 30, 2005, an increase of $54,000, or 1080.0%, from the same period in 2004.  The increase in the 2005 quarter is generally attributable to $20,000 of earnings on bank-owned life insurance and $17,000 in gain on sale of loans.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.0 million for the three months ended September 30, 2005, an increase of $623,000, or 156.9%, compared to the same period in 2004.  This increase was due primarily to effects of the Frankfort First combination and the costs of operating a public company.  Employee compensation and benefits totaled $656,000 for the three months ended September 30, 2005, an increase of $392,000, or 148.5%, from the same period in 2004.  Such increase was due primarily to normal merit increases, $289,000 in expense attributed to Frankfort First Federal combination and $46,000 attributed to expense of the Company’s ESOP plan.  Generally, other categories of operating expenses also experienced increases associated with the growth in operations period to period.

Federal Income Taxes

The provision for federal income taxes totaled $213,000 for the three months ended September 30, 2005, an increase of $51,000, or 31.5%, compared to the same period in 2004.  This increase was due to an increase in earnings before taxes of $232,000, or 49.2%.  The effective tax rates were 30.3% and 34.3% for the three-month periods ended September 30, 2005 and 2004, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Association’s Form S-1 filing dated January 10, 2005.

ITEM 4:   Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended September 30, 2005, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

KENTUCKY FIRST FEDERAL BANCORP

Date: November 14, 2005	By:	/s/ Tony D. Whitaker

Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: November 14, 2005	By:	/s/ R. Clay Hulette

R. Clay Hulette
Vice President and Chief Financial Officer