Form 10-Q
period 2005-12-31
Kentucky First Federal Bancorp
filed 2006-02-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2005

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from to

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At February 10, 2006, the latest practicable date, the Corporation had 8,617,003 shares of $.01 par value common stock outstanding.

Kentucky First Federal Bancorp

STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	December 31, 2005	June 30, 2005

	(Unaudited)
ASSETS
Cash and due from banks	$1,663	$1,060
Interest-bearing deposits in other financial institutions	1,512	7,298

Cash and cash equivalents	3,175	8,358
Investment securities available for sale - at market	12,444	12,686
Investment securities held to maturity, at amortized cost – approximate fair value of $45,427 and $49,944 at December 31, 2005 and June 30, 2005, respectively	46,944	50,942
Mortgage-backed securities available for sale – at market	1,373	1,861
Mortgage-backed securities held to maturity, at amortized cost – approximate fair value of $18,766 and $21,168 at December 31, 2005 and June 30, 2005, respectively	19,431	21,347
Loans receivable - net	153,697	151,712
Real estate acquired through foreclosure	—	60
Office premises and equipment - at depreciated cost	2,897	2,977
Federal Home Loan Bank stock - at cost	5,113	4,981
Accrued interest receivable	843	916
Bank-owned life insurance	2,135	2,095
Goodwill and other intangible assets	15,333	15,398
Prepaid expenses and other assets	293	211
Prepaid federal income taxes	28	371

Total assets	$263,706	$273,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$146,907	$155,044
Advances from the Federal Home Loan Bank	50,261	50,985
Advances by borrowers for taxes and insurance	27	332
Accrued interest payable	216	177
Deferred federal income taxes	246	384
Other liabilities	694	1,054

Total liabilities	198,351	207,976
Commitments	—	—
Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	—	—
Common stock, 20,000,000 shares authorized $.01 par value; 8,651,764 and 8,596,064 shares issued at December 31 and June 30, 2005, respectively	86	86
Additional paid-in capital	36,787	36,714
Retained earnings, restricted	32,885	32,719
Less shares acquired by Employee Stock Ownership Plan (ESOP)	(3,192)	(3,370)
Less shares acquired for Equity Incentive Plan	(831)	—
Accumulated comprehensive loss, unrealized losses on securities designated as available for sale, net of related tax effects	(380)	(210)

Total shareholders’ equity	65,355	65,939

Total liabilities and shareholders’ equity	$263,706	$273,915

Kentucky First Federal Bancorp

STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,

	2005	2004	2005	2004

Interest income
Loans	$4,579	$1,180	$2,292	$580
Mortgage-backed securities	461	487	224	244
Investment securities	1,065	1,051	521	532
Interest-bearing deposits and other	289	162	149	91

Total interest income	6,394	2,880	3,186	1,447
Interest expense
Deposits	1,949	941	996	454
Borrowings	1,082	134	506	67

Total interest expense	3,031	1,075	1,502	521

Net interest income	3,363	1,805	1,684	926
Provision for losses on loans	24	28	10	13

Net interest income after provision for losses on loans	3,339	1,777	1,674	913
Other operating income
Earnings on bank-owned life insurance	40	—	20	—
Gain on sale of loans	23	—	6	—
Gain on sale of real estate acquired through foreclosure	5	—	7	—
Other operating	54	11	30	6

Total other income	122	11	63	6
General, administrative and other expense
Employee compensation and benefits	1,394	537	738	273
Occupancy and equipment	182	71	94	38
Franchise taxes	84	37	42	19
Data processing	74	15	33	7
Charitable contributions	12	7	5	4
Other operating	340	138	154	67

Total general, administrative and other expense	2,086	805	1,066	408

Earnings before income taxes	1,375	983	671	511
Federal income taxes
Current	347	320	185	162
Deferred	88	15	37	11

Total federal income taxes	435	335	222	173

NET EARNINGS	$940	$648	$449	$338

EARNINGS PER SHARE
Basic	$0.11	N/A	$0.05	N/A

Diluted	$0.11	N/A	$0.05	N/A

Kentucky First Federal Bancorp

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(In thousands)

	Six months ended December 31,		Three months ended December 31,

	2005	2004	2005	2004

Net earnings	$940	$648	$449	$338
Other comprehensive income, net of taxes (benefits):
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(88), $94, $(29) and $(44) during the respective periods	(170)	183	(56)	(85)

Comprehensive income	$770	$831	$393	$253

Accumulated comprehensive loss	$(380)	$(216)	$(380)	$(216)

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS

For the six months ended December 31, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Cash flows from operating activities:
Net earnings for the period	$940	$648
Adjustments to reconcile net earnings to net cash provided by (used in) operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	(3)	(6)
Amortization of deferred loan origination costs (fees) - net	4	(11)
Amortization of purchase accounting adjustments – net	(210)	—
Depreciation and amortization	85	44
Amortization of expense related to ESOP	251	—
Gain on sale of loans	(23)	—
Gain on sale of real estate through foreclosure	(5)	—
Provision for losses on loans	24	28
Federal Home Loan Bank stock dividends	(132)	(39)
Bank-owned life insurance earnings	(40)	—
Mortgage loans originated for sale	(2,073)	—
Proceeds from sale of mortgage loans	2,097	—
Increase (decrease) in cash due to changes in:
Accrued interest receivable	73	7
Prepaid expenses and other assets	(82)	(868)
Accrued interest payable	39	—
Other liabilities	(360)	(408)
Federal income taxes
Current	210	20
Deferred	88	15

Net cash provided by (used in) operating activities	883	(570)
Cash flows provided by (used in) investing activities:
Maturities, prepayments and calls of investment securities	4,100	—
Purchases of investment securities, held to maturity	(100)	(11,997)
Principal repayments on mortgage-backed securities	2,384	1,156
Purchase of mortgage-backed securities, held to maturity	—	(1,261)
Loan principal repayments	15,652	4,129
Loan disbursements	(17,654)	(2,443)
Proceeds from sale of real estate acquired through foreclosure	53	82
Purchase of office equipment	(5)	(23)

Net cash provided by (used in) investing activities	4,430	(10,357)
Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(8,137)	(1,302)
Proceeds from Federal Home Loan Bank advances	500	—
Repayment of Federal Home Loan Bank advances	(949)	—
Advances by borrowers for taxes and insurance	(305)	—
Dividends paid on common stock	(774)	—
Purchase of common stock for Equity Incentive Plan	(831)	—

Net cash used in financing activities	(10,496)	(1,302)

Net decrease in cash and cash equivalents	(5,183)	(12,229)
Cash and cash equivalents at beginning of period	8,358	16,862

Cash and cash equivalents at end of period	$3,175	$4,633

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended December 31, 2005 and 2004
(Unaudited)
(In thousands)

	2005	2004

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$410	$300

Interest on deposits and borrowings	$2,992	$1,072

Supplemental disclosure of noncash investing activities:
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$(114)	$183

Transfers from loans to real estate acquired through foreclosure	$—	$110

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2005 and 2004

On March 2, 2005, First Federal Savings and Loan Association of Hazard (“First Federal of Hazard” or the “Association”) completed a Plan of Reorganization (the “Plan” or the “Reorganization”) pursuant to which the Association reorganized into the mutual holding company form of ownership with the incorporation of a stock holding company, Kentucky First Federal Bancorp (the “Company”) as parent of the Association.  Coincident with the Reorganization, the Association converted to the stock form of ownership, followed by the issuance of all the Association’s outstanding stock to Kentucky First Federal Bancorp.  Completion of the  Plan of Reorganization culminated with Kentucky First Federal Bancorp issuing 4,727,938 common shares, or 55% of its common shares, to First Federal Mutual Holding Company (“First Federal MHC”), a federally chartered mutual holding company, with 2,127,572 common shares, or 24.8% of its shares offered for sale at $10.00 per share to the public and a newly formed Employee Stock Ownership Plan (“ESOP”).  The Company received net cash proceeds of $16.1 million from the public sale of its common shares.  The Company’s remaining 1,740,554 common shares were issued as part of the $31.4 million cash and stock consideration paid for 100% of the common shares of Frankfort First Bancorp (“Frankfort First”) and its wholly-owned subsidiary, Frankfort First Federal Savings Bank (“Frankfort First Federal”).  The acquisition was accounted for using the purchase method of accounting and resulted in the recordation of goodwill and other intangible assets totaling $15.4 million.  In accordance with the purchase method of accounting, the Company’s results of operations and cash flows for the six- and three-month periods ended December 31, 2004 do not reflect Frankfort First’s operating results.

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the six- and three-month periods ended December 31, 2005, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2005 and 2004

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

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 319,152 unallocated ESOP shares for both the six-and three-month periods ended December 31, 2005.

	Six months ended December 31, 2005	Three months ended December 31, 2005

Weighted-average common shares outstanding (basic)	8,268,686	8,278,975
Dilutive effect of assumed exercise of stock options	9,050	9,050

Weighted-average common shares outstanding (diluted)	8,277,736	8,288,025

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2005 and 2004

4.  Earnings Per Share (continued)

Basic and diluted earnings per share for the six-and three-month periods ended December 31, 2004 are not presented as the Company was not a stock entity for either period.

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

Compensation cost is required to be recognized in the first interim or annual period that begins after June 15, 2005, or July 1, 2005 as to the Company.  On November 15, 2005, at the Annual Meeting of Shareholders, shareholders voted to adopt the Kentucky First Federal Bancorp 2005 Equity Incentive Plan.  The Plan provides for the issuance of up to 421,216 stock options to employees and directors of the Company.  The options are exercisable at the market value of the stock on the date of issuance.  Awards are vested over five years.  Upon the exercise stock options, the Company will either issue shares from treasury, issue new shares, or purchase shares on the market.  During the later half of December 2005, a total of 347,600 option awards were granted at a weighted-average price of $10.10.  Management estimates the effect of such grants on future statements of earnings to be approximately $20,000 after-tax per quarter and $80,000 after-tax on an annual basis.

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

Discussion of Financial Condition Changes from June 30, 2005 to December 31, 2005

Assets:  At December 31, 2005, the Company’s assets totaled $263.7 million, a decrease of $10.2 million, or 3.7%, from total assets at June 30, 2005.  The primary reason for the decrease in assets was a reduction of $5.2 million, or 62.0%, in cash and cash equivalents, which declined to $3.2 million at December 31, 2005.  Investment securities classified as held to maturity, which decreased $4.0 million or 7.8% to $46.9 million at December 31, 2005, also contributed to the reduction in total assets.  To the extent possible, the Company has sought to redeploy liquidity into mortgage loans.

Cash and cash equivalents:  Cash and cash equivalents decreased by $5.2 million or 62.0%.  It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible.  The decrease is a part of the overall decrease in assets, discussed more fully under “Investment Securities” and “Liabilities.”

Loans:  Loans receivable, net, increased to $153.7 million at December 31, 2005, an increase of $2.0 million or 1.3%.  Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent it is profitable and prudent.

Investment and Mortgage-Backed Securities:  At December 31, 2005, the Company’s investment securities had decreased $6.6 million or 7.7% to $80.2 million.  This decrease was in part due to redeployment of investments and mortgage-backed security proceeds into loans, but was primarily attributable to the tandem decrease in deposits.  Given recent increases in market interest rates, the Company at times has not met market rates if the resulting deposits cannot be invested profitably in interest-earning assets.  As a result, the level of investment and mortgage-backed securities has decreased.

Non-Performing Assets: At December 31, 2005, the Company had approximately $1.3 million (0.9% of net loans) in loans 90 days or more past due, as compared to $1.7 million at June 30, 2005.  At December 31, 2005, the Company’s allowance for loan losses of $733,000 represented 56.2% of nonperforming loans and 0.5% of total loans.

The Company had $984,000 in loans classified as substandard for regulatory purposes at December 31, 2005. On a percentage basis, classified loans dropped from 1.3% at June 30, 2005 to 1.0%  of total loans at December 31, 2005.  Substandard assets included 33 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 5% to 86%; plus one home equity line of credit secured by a single-family home which, combined with the first mortgage (which was not delinquent) had a total loan-to-value ratio of 86%.  There was no real estate acquired through foreclosure at December 31, 2005.

At December 31, 2005, no loans were classified as doubtful or loss for regulatory purposes.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2005 to December 31, 2005 (continued)

Liabilities:  At December 31, 2005, the Company’s liabilities totaled $198.4 million, a decrease of $9.6 million, or 4.6%, from total liabilities at June 30, 2005.  The decrease in liabilities was attributed primarily to an $8.1 million or 5.2% decrease in deposits, which declined to $146.9 million at December 31, 2005.  As discussed, deposits have decreased as a result of recent increases in market interest rates.  The Company at times has not met market rates if the resulting deposits cannot be invested profitably in interest-earning assets.

Shareholders’ Equity:  At December 31, 2005, the Company’s shareholders’ equity totaled $65.4 million, a decrease of $584,000 or 0.9% from the June 30, 2005 level.  The primary reason for the decrease in shareholders’ equity is the acquisition of $831,000 worth of shares to fulfill the obligations of the Company’s Equity Incentive Plan, which was approved at the Company’s Annual Meeting held November 15, 2005.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2005 and 2004

General

Net earnings totaled $940,000 for the six months ended December 31, 2005, an increase of $292,000, or 45.1% from the $648,000 in net earnings for the same period in 2004.  The increase was primarily attributable to a $1.6 million  increase in net interest income, coupled with an increase of $111,000 in other income, partially offset by an increase of $1.3 million in general, administrative and other expense and an increase of $100,000 in the provision for federal income taxes.  The period to period increase in operating levels of income and expense are primarily attributable to the acquisition of Frankfort First.

Net Interest Income

Interest income on loans increased by $3.4 million, or 288.1%, for the six months ended December 31, 2005, compared to the 2004 period.  This increase was due primarily to a $119.2 million, or 365.4%, increase in the average loan portfolio balance outstanding period to period offset by a 120 basis point decrease in the weighted-average yield, to 6.03% for the 2005 six-month period.  The $119.5 million loan portfolio acquired in the acquisition of Frankfort First was significantly larger than First Federal of Hazard’s portfolio.  Income on other interest-earning assets increased by $115,000, or 6.8%, due primarily to a 188 basis point increase in the weighted-average yield, to 3.77% for the 2005 period, which more than offset a $5.1 million, or 5.1%, decrease in the average balance of the related assets outstanding period to period.  As set forth above, interest income was favorably influenced in the 2005 period by the addition of $114.1 million of interest-earning assets, of which approximately $122.0 million were acquired in the Frankfort First transaction.

Interest expense on deposits increased by $1.0 million, or 107.1%, for the six months ended December 31, 2005, compared to the same period in 2004.  This increase was due primarily to a $55.1 million, or 55.7%, increase in the average balance of deposits outstanding period to period, generally reflecting the assumption of $72.5 million of average deposits in the Frankfort First combination.  The weighted average cost of deposits was 2.53% for the 2005 period and 1.91% for the 2004 period.  Interest expense on borrowings increased by $948,000, or 707.5%, due primarily to the assumption of $42.9 million of average FHLB advances in the Frankfort First combination.  The weighted average cost of borrowings increased 129 basis points to 4.27% for the 2005 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.6 million, or 86.3%, to a total of $3.4 million for the six months ended December 31, 2005.  Net interest margin increased by 2 basis points to 2.71% for the six months ended December 31, 2005, compared to the prior year period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2005 and 2004 (continued)

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas, and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans totaling $24,000 during the six months ended December 31, 2005, a decrease of $4,000, or 14.3%, from the comparable six-month period in 2004.  There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $122,000 for the six months ended December 31, 2005, an increase of $111,000 from the same period in 2004.  The increase in the 2005 period is attributable, among other things, to $40,000 of earnings on bank-owned life insurance and $23,000 in gain on sale of loans.  These activities were not present before the acquisition of Frankfort First.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.1 million for the six months ended December 31, 2005, an increase of $1.3 million, or 159.1%, compared to the same period in 2004.  This increase was due primarily to effects of the Frankfort First combination and the costs of operating a public company.  Employee compensation and benefits totaled $1.4 million for the six months ended December 31, 2005, an increase of $857,000, or 159.6%, from the same period in 2004.  Such increase was due primarily to $555,000 in expense attributed to Frankfort First Federal combination, $93,000 attributed to expense of the Company’s ESOP plan, $35,000 attributable to awards made under the Equity Incentive Plan and normal salary increases.  Generally, other categories of operating expenses also experienced increases associated with the growth in operations due to the acquisition of Frankfort First.

Federal Income Taxes

The provision for federal income taxes totaled $435,000 for the six months ended December 31, 2005, an increase of $100,000, or 29.9%, compared to the same period in 2004.  This increase was due to an increase in earnings before taxes of $392,000, or 39.9%.  The effective tax rates were 31.6% and 34.1% for the six-month periods ended December 31, 2005 and 2004, respectively.  The difference between the 31.6% effective tax rate in 2005 and the 34% statutory tax rate is due primarily to tax-exempt earnings on bank-owned life insurance.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2005 and 2004

General

Net earnings totaled $449,000 for the three months ended December 31, 2005, an increase of $111,000, or 32.8% from the $338,000 in net earnings for the same period in 2004.  The increase was primarily attributable to a $758,000 increase in net interest income, coupled with an increase of $57,000 in other income, partially offset by an increase of $658,000 in general, administrative and other expense and an increase of $49,000 in the provision for federal income taxes.  As previously stated, the period to period increase in levels of operating income and expense are primarily attributable to the acquisition of Frankfort First in March 2005.

Net Interest Income

Interest income on loans increased by $1.7 million, or 295.2%, for the three months ended December 31, 2005, compared to the 2004 period.  This increase was due primarily to a $120.1 million, or 374.1%, increase in the average loan portfolio balance outstanding period to period offset by a 120 basis point decrease in the weighted-average yield, to 6.02% for the 2005 three-month period.  Income on other interest-earning assets increased by $27,000, or 3.1%, due primarily to a 75 basis point increase in the weighted-average yield, to 3.79% for the 2005 period despite a $5.1 million, or 5.2%, decrease in the average balance of the related assets outstanding period to period.  As set forth above, interest income was favorably influenced in the 2005 quarter by the addition of $115.0 million of interest-earning assets, that was a result of the acquisition of Frankfort First.

Interest expense on deposits increased by $542,000, or 119.4%, for the three months ended December 31, 2005, compared to the same period in 2004.  This increase was due primarily to a $54.4 million, or 55.4%, increase in the average balance of deposits outstanding period to period, generally reflecting the assumption of $72.5 million of average deposits in the Frankfort First combination.  The weighted average cost of deposits was 2.61% for the 2005 period and 1.85% for the 2004 period.  Interest expense on borrowings increased by $439,000, or 655.2%, due primarily to the assumption of $42.9 million of average FHLB advances in the Frankfort First combination.  The weighted average cost of borrowings increased 103 basis points to 4.01% for the 2005 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $758,000, or 81.9%, to a total of $1.7 million for the three months ended December 31, 2005.  Net interest margin decreased by 8 basis points to 2.73% for the three months ended December 31, 2005, compared to the prior year period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans totaling $10,000 during the three months ended December 31, 2005, a decrease of $3,000, or 23.1%, from the comparable three-month period in 2004.  There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2005 and 2004 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $1.1 million for the three months ended December 31, 2005, an increase of $658,000, or 161.3%, compared to the same period in 2004.  This increase was due primarily to effects of the Frankfort First combination and the costs of operating a public company.  Employee compensation and benefits totaled $738,000 for the three months ended December 31, 2005, an increase of $465,000, or 170.3%, from the same period in 2004.  Such increase was due primarily to $213,000 in expense attributed to Frankfort First Federal combination, approximately $46,000 attributed to expense of the Company’s ESOP plan, $35,000 attributable to awards made under the Equity Incentive Plan and normal salary increases.  Generally, other categories of operating expenses also experienced increases associated with the growth in operations period to period.

Federal Income Taxes

The provision for federal income taxes totaled $222,000 for the three months ended December 31, 2005, an increase of $49,000, or 28.3%, compared to the same period in 2004.  The effective tax rates were 33.1% and 33.9% for the three-month periods ended December 31, 2005 and 2004, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Form 10-K filed September 28, 2005.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended December 31, 2005, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2005.

Period	Total # of shares purchased	Average price paid per share	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

October 1-31, 2005	—	$—	—	168,486
November 1-30, 2005	—	$—	—	168,486
December 1-31, 2005	78,800	$10.55	78,800	89,686

On December 14, 2005, the Company announced a program to repurchase up to 168,486 shares in order to fund awards of restricted stock under the Company’s 2005 Equity Incentive Plan.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Submission of Matters to a Vote of Security Holders

	(a)	The registrant held its Annual Meeting of Shareholders on November 15, 2005.
	(b)	Not applicable
	(c)	Three matters were voted upon at the Annual Meeting:
		1)	Election of two individuals as directors:

	Votes For	Votes Withheld

Walter G. Ecton, Jr.	8,033,327	88,954
Don D. Jennings	8,057,358	64,923

2)	Approval of the 2005 Equity Incentive Plan (excluding First Federal MHC):

Votes For	Votes Against	Votes Withheld

2,360,400	238,084	51,694

3)	Ratification of Grant Thornton, LLP, as the Company’s independent registered public accountants for the fiscal year ending June 30, 2006:

Votes For	Votes Against	Votes Withheld

8,088,282	16,283	17,716

Kentucky First Federal Bancorp

PART II (CONTINUED)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date: February 14, 2006	By:	/s/Tony D. Whitaker

Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: February 14, 2006	By:	/s/R. Clay Hulette

R. Clay Hulette
Vice President and Chief Financial Officer