Form 10-Q
period 2006-03-31
Kentucky First Federal Bancorp
filed 2006-05-15
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past ninety days:    Yes   ☒    No   ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)    Yes   ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 9, 2006, the latest practicable date, the Corporation had 8,571,990 shares of $.01 par value common stock outstanding.

Kentucky First Federal Bancorp

STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	March 31, 2006	June 30, 2005

	(Unaudited)
ASSETS
Cash and due from banks	$1,230	$1,060
Interest-bearing deposits in other financial institutions	1,075	7,298

Cash and cash equivalents	2,305	8,358
Investment securities available for sale - at market	12,403	12,686
Investment securities held to maturity, at amortized cost – approximate fair value of $45,344 and $49,944 at March 31, 2006 and June 30, 2005, respectively	46,944	50,942
Mortgage-backed securities available for sale – at market	1,281	1,861
Mortgage-backed securities held to maturity, at amortized cost – approximate fair value of $18,126 and $21,168 at March 31, 2006 and June 30, 2005, respectively	18,924	21,347
Loans receivable - net	153,298	151,712
Real estate acquired through foreclosure	51	60
Office premises and equipment - at depreciated cost	2,896	2,977
Federal Home Loan Bank stock - at cost	5,190	4,981
Accrued interest receivable	1,041	916
Bank-owned life insurance	2,155	2,095
Goodwill and other intangible assets	15,282	15,398
Prepaid expenses and other assets	280	211
Prepaid federal income taxes	184	371

Total assets	$262,234	$273,915

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$143,905	$155,044
Advances from the Federal Home Loan Bank	51,935	50,985
Advances by borrowers for taxes and insurance	205	332
Accrued interest payable	240	177
Deferred federal income taxes	482	384
Other liabilities	903	1,054

Total liabilities	197,670	207,976
Commitments	—	—
Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	—	—
Common stock, 20,000,000 shares authorized $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,769	36,714
Retained earnings, restricted	32,822	32,719
Less shares acquired by Employee Stock Ownership Plan (ESOP)	(3,192)	(3,370)
Less shares acquired for Equity Incentive Plan	(1,443)	—
Less 6,446 treasury shares at March 31, 2006	(71)	—
Accumulated comprehensive loss, unrealized losses on securities designated as available for sale, net of related tax effects	(407)	(210)

Total shareholders’ equity	64,564	65,939

Total liabilities and shareholders’ equity	$262,234	$273,915

Kentucky First Federal Bancorp

STATEMENTS OF EARNINGS

(Unaudited)

(In thousands, except per share data)

	For the nine months ended March 31,		For the three months ended March 31,

	2006	2005	2006	2005

Interest income
Loans	$6,882	$2,322	$2,303	$1,142
Mortgage-backed securities	677	722	216	235
Investment securities	1,574	1,600	509	549
Interest-bearing deposits and other	438	326	149	164

Total interest income	9,571	4,970	3,177	2,090
Interest expense
Deposits	2,985	1,532	1,036	591
Borrowings	1,620	379	538	245

Total interest expense	4,605	1,911	1,574	836

Net interest income	4,966	3,059	1,603	1,254
Provision for losses on loans	32	40	8	12

Net interest income after provision for losses on loans	4,934	3,019	1,595	1,242
Other operating income
Earnings on bank-owned life insurance	60	—	20	—
Gain on sale of loans	23	—	—	—
Gain on sale of real estate acquired through foreclosure	5	—	—	—
Other operating	98	34	44	23

Total other operating income	186	34	64	23
General, administrative and other expense
Employee compensation and benefits	2,215	1,030	821	493
Occupancy and equipment	281	127	99	56
Franchise taxes	141	62	57	25
Data processing	104	31	30	16
Charitable contributions	17	13	5	6
Other operating	528	243	188	105

Total general, administrative and other expense	3,286	1,506	1,200	701

Earnings before income taxes	1,834	1,547	459	564
Federal income taxes
Current	371	377	24	57
Deferred	199	137	111	122

Total federal income taxes	570	514	135	179

NET EARNINGS	$1,264	$1,033	$324	$385

EARNINGS PER SHARE	$0.15	N/A	$0.04	N/A

DIVIDENDS PER SHARE	$0.30	N/A	$0.10	N/A

Kentucky First Federal Bancorp

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	For the nine months ended March 31,		For the three months ended March 31,

	2006	2005	2006	2005

Net earnings	$1,264	$1,033	$324	$385
Other comprehensive income (loss), net of taxes (benefits):
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(101), $136, $(14)and $92 during the respective periods	(197)	264	(27)	178

Comprehensive income	$1,067	$1,297	$297	$563

Accumulated comprehensive income (loss)	$(407)	$136	$(407)	$136

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS

For the nine months ended March 31,
(Unaudited)
(In thousands)

	2006	2005

Cash flows from operating activities:
Net earnings for the period	$1,264	$1,033
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	(1)	(2)
Amortization of deferred loan origination fees	2	(32)
Amortization of purchase accounting adjustments-net	(296)	—
Depreciation and amortization	131	73
Amortization of stock benefit plans	284	—
Gain on sale of loans	(24)	—
Provision for losses on loans	32	40
Federal Home Loan Bank stock dividends	(209)	(92)
Bank-owned life insurance earnings	(60)	(7)
Mortgage loans originated for sale	(2,175)	(228)
Proceeds from sale of mortgage loans	2,176	227
Increase (decrease) in cash, exclusive of acquisition, due to changes in:
Accrued interest receivable	(125)	(114)
Prepaid expenses and other assets	(69)	23
Accrued interest payable	63	(41)
Other liabilities	(244)	(175)
Federal income taxes
Current	187	(255)
Deferred	205	309

Net cash provided by operating activities	1,141	759
Cash flows from investing activities:
Purchase of investment securities	(100)	—
Maturities of investment securities	4,100	—
Proceeds from sale of real estate acquired through foreclosure	52	—
Principal repayments on mortgage-backed securities	2,981	619
Loan principal repayments	22,987	7,154
Loan disbursements	(24,585)	(3,743)
Purchase of office equipment	(50)	(30)

Net cash provided by investing activities	5,385	4,000
Cash flows from financing activities:
Net decrease in deposit accounts	(11,139)	(11,795)
Proceeds from Federal Home Loan Bank advances	2,500	—
Repayment of Federal Home Loan Bank advances	(1,138)	(99)
Advances by borrowers for taxes and insurance	(127)	56
Cash proceeds from issuance of common stock – net	—	16,125
Net cash paid in the acquisition of Frankfort First Bancorp	—	(12,210)
Dividends paid on common stock	(1,161)	—
Purchase of common stock for Equity Incentive Plan	(1,443)	—
Purchase of common stock for treasury	(71)	—

Net cash used in financing activities	(12,579)	(7,923)

Net decrease in cash and cash equivalents	(6,053)	(3,164)
Cash and cash equivalents at beginning of period	8,358	16,862

Cash and cash equivalents at end of period	$2,305	$13,698

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended March 31,
(Unaudited)
(In thousands)

	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$460	$570

Interest on deposits and borrowings	$4,542	$2,102

Supplemental disclosure of noncash investing activities:
Unrealized losses on securities designated as available for sale, net of related tax effects	$(197)	$(12)

Transfers from loans to real estate acquired through foreclosure	$51	$128

Net assets acquired and liabilities assumed in Frankfort First business combination
Cash		$2,077
Investments		2,141
Loans		119,526
Other assets		8,593

Total assets		132,337
Liabilities assumed
Deposits		71,513
Advances		43,390
Other liabilities		1,175

Total liabilities		116,078

Net assets acquired		$16,259

Goodwill and other intangible assets recorded in business combination		$15,443

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2006 and 2005

On March 2, 2005, First Federal Savings and Loan Association of Hazard (“First Federal of Hazard” or the “Association”) completed a Plan of Reorganization (the “Plan” or the “Reorganization”) pursuant to which the Association reorganized into the mutual holding company form of ownership with the incorporation of a stock holding company, Kentucky First Federal Bancorp (the “Company”) as parent of the Association.  Coincident with the Reorganization, the Association converted to the stock form of ownership, followed by the issuance of all the Association’s outstanding stock to Kentucky First Federal Bancorp.  Completion of the  Plan of Reorganization culminated with Kentucky First Federal Bancorp issuing 4,727,938 common shares, or 55% of its common shares, to First Federal Mutual Holding Company (“First Federal MHC”), a federally chartered mutual holding company, with 2,127,572 common shares, or 24.8% of its shares offered for sale at $10.00 per share to the public and a newly formed Employee Stock Ownership Plan (“ESOP”).  The Company received net cash proceeds of $16.1 million from the public sale of its common shares.  The Company’s remaining 1,740,554 common shares were issued as part of the $31.4 million cash and stock consideration paid for 100% of the common shares of Frankfort First Bancorp (“Frankfort First”) and its wholly-owned subsidiary, Frankfort First Federal Savings Bank (“Frankfort First Federal”).  The acquisition was accounted for using the purchase method of accounting and resulted in the recordation of goodwill and other intangible assets totaling $15.4 million.  In accordance with the purchase method of accounting, the Company’s results of operations and cash flows for the nine- and three-month periods ended March 31, 2005 reflect Frankfort First’s operating results only from the date of acquisition.

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the nine- and three-month periods ended March 31, 2006, are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2006 and 2005

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

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 319,152 unallocated ESOP shares for both the nine-and three-month periods ended March 31, 2006.

	Nine months ended March 31, 2006	Three months ended March 31, 2006

Weighted-average common shares outstanding (basic)	8,226,468	8,167,163
Dilutive effect of assumed exercise of stock options	13,666	21,977

Weighted-average common shares outstanding (diluted)	8,240,134	8,189,140

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2006 and 2005

4.  Earnings Per Share (continued)

Basic and diluted earnings per share for the nine-and three-month periods ended March 31, 2005 are not presented as the Company was not a stock entity for either period.

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

SFAS 123(R) requires compensation expense to be recognized beginning the first annual period after December 15, 2005, or July 1, 2006 as to the Company.  On November 15, 2005, at the Annual Meeting of Shareholders, shareholders voted to adopt the Kentucky First Federal Bancorp 2005 Equity Incentive Plan.  The Plan provides for the issuance of up to 421,216 stock options to employees and directors of the Company.  The options are exercisable at the market value of the stock on the date of issuance.  Awards are vested over five years.  Upon the exercise of the stock options, the Company will either issue shares from treasury, issue new shares, or purchase shares on the market.  On December 13, 2005, a total of 347,600 option awards were granted at a weighted-average price of $10.10.  Management estimates the effect of such grants on future statements of earnings to be approximately $20,000 after-tax per quarter and $80,000 after-tax on an annual basis.

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

Discussion of Financial Condition Changes from June 30, 2005 to March 31, 2006

Assets:  At March 31, 2006, the Company’s assets totaled $262.2 million, a decrease of $11.7 million, or 4.3%, from total assets at June 30, 2005.  The primary reason for the decrease in assets was a reduction of $6.1 million, or 72.4%, in cash and cash equivalents, which declined to $2.3 million at March 31, 2006.  Investment securities classified as held to maturity, which decreased $4.0 million or 7.8% to $46.9 million at March 31, 2006, also contributed to the reduction in total assets.  To the extent possible, the Company has sought to redeploy liquidity into mortgage loans.

Cash and cash equivalents:  Cash and cash equivalents decreased by $6.1 million or 72.4%.  It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible.  The decrease is a part of the overall decrease in assets, discussed more fully under “Investment and Mortgage-Backed Securities” and “Liabilities.”

Loans:  Loans receivable, net, increased to $153.3 million at March 31, 2006, an increase of $1.6 million or 1.0%.  Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent it is profitable and prudent.

Investment and Mortgage-Backed Securities:  At March 31, 2006, the Company’s investment securities had decreased $7.3 million or 8.4% to $79.6 million.  This decrease was in part due to redeployment of investments and mortgage-backed security proceeds into loans, but was primarily attributable to the coincident decrease in deposits.  Given recent increases in market interest rates, the Company at times has not met market rates if the resulting deposits cannot be invested profitably in interest-earning assets.  As a result, the level of investment and mortgage-backed securities has decreased.  Approximately $43.0 million of the Company’s investment and agency securities are scheduled to mature within the next three years and another $8.0 million are scheduled to mature within the next five years.

Non-Performing Assets: At March 31, 2006, the Company had approximately $1.4 million (0.9% of net loans) in loans 90 days or more past due, as compared to $1.7 million at June 30, 2005.  At March 31, 2006, the Company’s allowance for loan losses of $724,000 represented 51.2% of nonperforming loans and 0.5% of total loans.

The Company had $1.5 million in loans classified as substandard for regulatory purposes at March 31, 2006. On a percentage basis, classified loans dropped from 1.3% at June 30, 2005 to 1.0% of total loans at March 31, 2006.  Substandard assets included 31 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 5% to 87%; one home equity line of credit secured by a single-family home which, combined with the first mortgage (which was not delinquent) had a total loan-to-value ratio of 72%; and two single-family homes acquired through foreclosure (with a combined fair value of $51,000).

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2005 to March 31, 2006 (continued)

Non-Performing Assets (continued)

At March 31, 2006, no loans were classified as doubtful or loss for regulatory purposes.

Liabilities:  At March 31, 2006, the Company’s liabilities totaled $197.7 million, a decrease of $10.3 million, or 5.0%, from total liabilities at June 30, 2005.  The decrease in liabilities was attributed primarily to an $11.1 million or 7.2% decrease in deposits, which declined to $143.9 million at March 31, 2006.  Deposits have decreased as market interest rates have increased.  The Company at times has not met market rates if the resulting deposits cannot be invested profitably in interest-earning assets.

Shareholders’ Equity:  At March 31, 2006, the Company’s shareholders’ equity totaled $64.6 million, a decrease of $1.4 million or 2.1% from the June 30, 2005 level.  The primary reason for the decrease in shareholders’ equity is the acquisition of $1.5 million of shares to fulfill the obligations of the Company’s Equity Incentive Plan, which was approved at the Company’s Annual Meeting held November 15, 2005.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2006 and 2005

General

Net earnings totaled $1.3 million for the nine months ended March 31, 2006, an increase of $231,000, or 22.4% from net earnings for the same period in 2005.  The increase was primarily attributable to a $1.9 million  increase in net interest income, coupled with an increase of $152,000 in other income, partially offset by an increase of $1.8 million in general, administrative and other expense and an increase of $56,000 in the provision for federal income taxes.  The period to period increase in operating levels of income and expense are primarily attributable to the acquisition of Frankfort First.

Net Interest Income

Interest income on loans increased by $4.6 million, or 196.4%, for the nine months ended March 31, 2006, compared to the 2005 period.  This increase was due primarily to a $109.9 million, or 258.2%, increase in the average loan portfolio balance outstanding period to period.  It should be noted, however, that the loans acquired in the Frankfort First transaction were mostly adjustable rate mortgages, which typically bear a lower interest rate than fixed rate mortgages, such as the ones that entirely comprised the First Federal of Hazard portfolio prior to March 1, 2005.  Consequently, there was a 125 basis point decrease in the weighted-average yield, from 7.27% to 6.02% for the 2006 nine-month period.  Due to the vast differences in the volume and type of loans being compared between the two periods, management does not believe it is appropriate to consider this decrease a trend.  Further, changes in the average yield on loans in future periods will be primarily driven by market forces that cannot be predicted.

Income on other interest-earning assets increased by $41,000, or 1.5%, due primarily to a 214 basis point increase in the weighted-average yield, to 3.82% for the 2006 period, which more than offset a $11.3 million, or 10.8%, decrease in the average balance of the related assets outstanding period to period.  As set forth above, interest income was favorably influenced in the 2006 period by the addition of an average of $98.6 million of interest-earning assets.  Approximately $122.0 million in interest-earning assets were acquired in the Frankfort First transaction.

Interest expense on deposits increased by $1.5 million, or 94.8%, for the nine months ended March 31, 2006, compared to the same period in 2005.  This increase was due primarily to a $42.2 million, or 38.4%, increase in the average balance of deposits outstanding period to period, generally reflecting the assumption of $72.5 million of average deposits in the Frankfort First combination.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2006 and 2005 (continued)

Net Interest Income (continued)

The weighted average cost of deposits was 2.62% for the 2006 period and 1.86% for the 2005 period.  Interest expense on borrowings increased by $1.2 million, or 327.4%, due primarily to the assumption of $42.9 million of average FHLB advances in the Frankfort First combination.  The weighted average cost of borrowings increased 50 basis points to 4.24% for the 2006 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $1.9 million, or 62.3%, to a total of $5.0 million for the nine months ended March 31, 2006.  Net interest margin decreased by 7 basis points to 2.69% for the nine months ended March 31, 2006, compared to the prior year period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas, and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans totaling $32,000 during the nine months ended March 31, 2006, a decrease of $8,000, or 20.0%, from the comparable nine-month period in 2005.  The 2006 provision was influenced by the reduction in nonperforming loans, offset by growth in the loan portfolio over the period.  There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $186,000 for the nine months ended March 31, 2006, an increase of $152,000 from the same period in 2005.  The increase in the 2006 period is attributable, among other things, to $60,000 of earnings on bank-owned life insurance and $23,000 in gain on sale of loans.  These activities were not present before the acquisition of Frankfort First.

General, Administrative and Other Expense

General, administrative and other expense totaled $3.3 million for the nine months ended March 31, 2006, an increase of $1.8 million, or 118.2%, compared to the same period in 2005.  This increase was due primarily to effects of the Frankfort First combination and the costs of operating a public company.  Employee compensation and benefits totaled $2.2 million for the nine months ended March 31, 2006, an increase of $1.2 million, or 115.0%, from the same period in 2005.  Such increase was due primarily to $769,000 in expense attributed to Frankfort First Federal combination, $93,000 attributed to expense of the Company’s ESOP plan, $166,000 attributable to awards made under the Equity Incentive Plan and normal salary increases.  Generally, other categories of operating expenses also experienced increases associated with the growth in operations due to the acquisition of Frankfort First.

Federal Income Taxes

The provision for federal income taxes totaled $570,000 for the nine months ended March 31, 2006, an increase of $56,000, or 10.9%, compared to the same period in 2005.  This increase was due to an increase in earnings before taxes of $287,000, or 18.6%.  The effective tax rates were 31.1% and 33.2% for the nine-month periods ended March 31, 2006 and 2005, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2006 and 2005 (continued)

Federal Income Taxes (continued)

The difference between the 31.1% effective tax rate in 2006 and the 34% statutory tax rate is due primarily to tax-exempt earnings on bank-owned life insurance.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006 and 2005

General

Net earnings totaled $324,000 for the three months ended March 31, 2006, a decrease of $61,000, or 15.8% from the $385,000 in net earnings for the same period in 2005.  The decrease was primarily attributable to a $499,000 increase in general, administrative and other expense, partially offset by an increase of $349,000 in net interest income, an increase of $41,000 in other income, and a decrease of $44,000 in the provision for federal income taxes.  As previously stated, the period to period increase in levels of operating income and expense are primarily attributable to the acquisition of Frankfort First in March 2005.

Net Interest Income

Interest income on loans increased by $1.2 million, or 101.7%, for the three months ended March 31, 2006, compared to the 2005 period.  This increase was due primarily to an $81.6 million, or 114.1%, increase in the average loan portfolio balance outstanding period to period offset by a 37 basis point decrease in the weighted-average yield, to 6.01% for the 2006 three-month period.  Income on other interest-earning assets decreased by $74,000, or 7.8%, due primarily to a $19.8 million or 18.1% decrease in the average balance of the related assets outstanding period to period despite a 214 basis point increase in the weighted-average yield, to 3.91% for the 2006 period.  As set forth above, interest income was favorably influenced in the 2006 quarter by the addition of an average of $61.9 million of interest-earning assets, primarily a result of the acquisition of Frankfort First.

Interest expense on deposits increased by $445,000, or 75.3%, for the three months ended March 31, 2006, compared to the same period in 2005.  This increase was due primarily to a $17.5 million, or 13.4%, increase in the average balance of deposits outstanding period to period, generally reflecting the assumption of $72.5 million of average deposits in the Frankfort First combination.  The weighted average cost of deposits was 2.80% for 2006 period and 1.81% for the 2005 period.  Interest expense on borrowings increased by $293,000, or 119.6%, due primarily to the assumption of $42.9 million of average FHLB advances in the Frankfort First combination.  The weighted average cost of borrowings increased 122 basis points to 4.14% for the 2006 period.

As a result of the foregoing changes in interest income and interest expense, net interest income increased by $349,000, or 27.8%, to a total of $1.6 million for the three months ended March 31, 2006.  Net interest margin decreased by 13 basis points to 2.64% for the three months ended March 31, 2006, compared to the prior year period.

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2006 and 2005 (continued)

Provision for Losses on Loans (continued)

The Company recorded a provision for losses on loans totaling $8,000 during the three months ended March 31, 2006, a decrease of $4,000, or 33.3%, from the comparable three-month period in 2005.  The 2006 provision was predicated on the factors set forth above.  There can be no assurance that the loan loss allowance will be adequate to absorb losses on known nonperforming loans or that the allowance will be adequate to cover losses on nonperforming assets in the future, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $64,000 for the three months ended March 31, 2006, an increase of $41,000 from the same period in 2005.  The increase in the 2006 period is attributable, among other things, to $20,000 of earnings on bank-owned life insurance.  This activity was not present before the acquisition of Frankfort First.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.2 million for the three months ended March 31, 2006, an increase of $499,000, or 71.2%, compared to the same period in 2005.  This increase was due primarily to effects of the Frankfort First combination and the costs of operating a public company.  Employee compensation and benefits totaled $821,000 for the three months ended March 31, 2006, an increase of $328,000, or 66.5%, from the same period in 2005.  Such increase was due primarily to $100,000 in expense attributed to Frankfort First Federal combination, approximately $51,000 attributed to expense of the Company’s ESOP plan, $107,000 attributable to awards made under the Equity Incentive Plan and normal salary increases.  Generally, other categories of operating expenses also experienced increases associated with the growth in operations period to period.

Federal Income Taxes

The provision for federal income taxes totaled $135,000 for the three months ended March 31, 2006, an decrease of $44,000, or 24.6%, compared to the same period in 2005.  The effective tax rates were 29.4% and 31.7% for the three-month periods ended March 31, 2006 and 2005, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Form 10-K filed September 28, 2005.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended March 31, 2006, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(b) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2006.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

January 1-31, 2006	18,161	$10.85	96,961	71,525
February 1-28, 2006	32,100	$11.05	129,061	39,425
March 1-31, 2006	11,885	$11.11	140,946	27,540

On December 14, 2005, the Company announced a program to repurchase up to 168,486 shares in order to fund awards of restricted stock under the Company’s 2005 Incentive Equity Plan.

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 15, 2006	By:	/s/ Tony D. Whitaker

Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	May 15, 2006	By:	/s/ R. Clay Hulette

R. Clay Hulette
Vice President and Chief Financial Officer