Form 10-K
period 2006-06-30
Kentucky First Federal Bancorp
filed 2006-09-28
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No.  0-51176

KENTUCKY FIRST FEDERAL BANCORP

(Exact Name of Registrant as Specified in Its Charter)

United States	61-1484858

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

479 Main Street, Hazard, Kentucky	41702

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:  (502) 223-1638

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common Stock (par value $.01 per share)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of the common stock held by nonaffiliates was $32.9 million as of June 30, 2006.

Number of shares of common stock outstanding as of September 19, 2006:  8,507,864

DOCUMENTS INCORPORATED BY REFERENCE

          The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2006. (Parts II and IV)
2.	Portions of Proxy Statement for the 2006 Annual Meeting of Stockholders. (Part III)

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

          Our results for the year ended June 30, 2006 were significantly affected by our increased asset size due to the Reorganization and the Merger.  At June 30, 2006, Kentucky First had total assets of $261.9 million, deposits of $141.2 million and stockholders’ equity of $63.9 million.   The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

          First Federal of Hazard and First Federal of Frankfort are subject to examination and comprehensive regulation by the Office of Thrift Supervision and their savings deposits are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation.  Both of the Banks are members of the Federal Home Loan Bank of Cincinnati, which is one of the 12 regional banks in the FHLB System.  See “Regulation and Supervision.”

          First Federal Savings and Loan Association of Hazard.   First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960.  First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky.  It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate.  To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, it purchases mortgage-backed and investment securities.  During the recent low interest rate environment, investments were made in shorter term liquid mortgage-backed and investment securities.  At June 30, 2006, First Federal of Hazard had total assets of $119.4 million, net loans receivable of $33.6 million, total mortgage-backed and investment securities of $76.4 million, deposits of $81.9 million and total capital of $25.7 million.

          First Federal Savings Bank of Frankfort.  First Federal of Frankfort is a federally chartered savings association conducting its business through three banking offices located in Frankfort, Kentucky.  First Federal of Frankfort is primarily engaged in the business of attracting deposits from the general public and using such funds to originate loans secured by first mortgages on owner-occupied, residential real estate.  First Federal of Frankfort also originates, to a lesser extent, church loans, home equity loans and other loans.  At June 30, 2006, First Federal of Frankfort had total assets of $145.2 million, net loans receivable of $118.8 million, deposits of $64.6 million and total capital of $32.5 million.

          First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

          First Federal of Hazard and First Federal of Frankfort operate in two distinct market areas.

          First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky.  The economy in its market area has been distressed in recent years due to the decline in the coal industry on which the local economy has been historically dependent.   However, recent price increases in the petroleum market have improved the prospects of the coal industry at least temporarily.  Management cannot determine whether or not this will have a long-range positive impact on the local economy.  The local economy has also improved recently from the influx of other industries, such as health care and manufacturing.  Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States.  In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $22,622 in 2004, compared to personal income of $27,265 in Kentucky and $33,050 in the United States.  Total population in Perry County has remained stable over the last five years at approximately 29,000.  However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. The primary employers in the market area, particularly in Perry County, consist of the coal industry, health care providers, state industrial parks and the wood products manufacturing and logging industry.   During the last five years, the unemployment rate has exceeded 6% and in June 2006, was 7.9%, compared to 6.1% in Kentucky and 4.6% in the United States.

          First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending originated on properties located in Franklin County.  Franklin County has a population of approximately 48,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky.  The primary employer in the area is the state government, which employs about 39% of the work force.  In addition, there are several large industrial, financial and government employers in the community.  Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate which has ranged from 3 to 5% in recent years and was 5.3% in June 2006.

Lending Activities

          General.  Our loan portfolio consists primarily of one- to four-family residential mortgage loans.  As opportunities arise, we also offer loans secured by churches, commercial real estate, and multi-family real estate, although there is little demand for such loans in our market areas.  We also offer loans secured by deposit accounts and, through First Federal of Frankfort, home equity loans.  Substantially all of our loans are made within the Banks’ respective market areas.

          Residential Mortgage Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas.  At June 30, 2006, residential mortgage loans totaled $139.4 million or 88.5% of our total loan portfolio.  We offer a mix of adjustable rate and fixed rate mortgage loans with terms up to 30 years.  Adjustable-rate loans have an initial fixed term of one, three, or five years.  After the initial term, the rate adjustments on First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes.  The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions.

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

          At June 30, 2006, the Company’s loan portfolio included $78.8 million in adjustable-rate one- to four-family residential mortgage loans, or 56.8% of the Company’s one- to four-family residential mortgage loan portfolio.

          The retention of adjustable-rate loans in the portfolio helps reduce our exposure to increases in prevailing market interest rates.  However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans.  It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers.  However, despite their popularity in some parts of the country, neither bank offers adjustable-rate loans that contractually allow for negative amortization.  Such loans, under some circumstances, can cause the balance of a closed-end loan to exceed the original balance and perhaps surpass the value of the collateral.  Further, although adjustable-rate loans allow us to increase the sensitivity of our interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations.  Accordingly, there can be no assurance that yields on our adjustable-rate loans will fully adjust to compensate for increases in our cost of funds.  Finally, adjustable-rate loans may decrease at a pace faster than decreases in our cost of funds, resulting in reduced net income.

          While one- to four-family residential real estate loans are normally originated with up to 30-year terms, (with terms up to 40 years available for some products) such loans typically remain outstanding for substantially shorter periods because borrowers often prepay their loans in full upon sale of the mortgaged property or upon refinancing the original loan.  Therefore, average loan maturity is a function of, among other factors, the level of purchase and sale activity in the real estate market, prevailing interest rates and the interest rates payable on outstanding loans.  As interest rates declined and remained low over the past few years, we have experienced high levels of loan repayments and refinancings.

          The Banks offer various programs for the purchase and refinance of 1-4 family loans.  Most of these loans have loan-to-value ratios of 80% or less, based on an appraisal provided by a state licensed or certified appraiser.  For owner-occupied properties, the borrower may be able to borrow up to 100% of the value if they secure and pay for private mortgage insurance or they may be able to obtain a second mortgage (at a higher interest rate) in which they borrow up to 90% of the value.  On a rare case-by-case basis, the Boards of Directors of the Banks may approve a loan above the 80% loan-to-value ratio without such enhancements.

          Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use.  On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale.  At June 30, 2006, construction loans totaled $2.7 million, or 1.7% of our total loan portfolio.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value.  Funds are disbursed as progress is made toward completion of the construction.

          Construction financing is generally considered to involve a higher degree of risk of loss than long-term financing on improved, occupied real estate.  Risk of loss on a construction loan depends largely upon the accuracy of the initial estimate of the property’s value at completion of construction or development and the estimated cost (including interest) of construction.  During the construction phase, a number of factors could result in delays and cost overruns.  If the estimate of construction costs proves to be inaccurate, we may be required to advance funds beyond the amount originally committed to permit completion of the development.  If the estimate of value proves to be inaccurate, we may be confronted, at or before the maturity of the loan, with a project having a value which is insufficient to assure full repayment.  As a result of the foregoing, construction lending often involves the disbursement of substantial funds with repayment dependent, in part, on the success of the ultimate project rather than the ability of the borrower or guarantor to repay principal and interest.  If we are forced to foreclose on a project before or at completion due to a default, there can be no assurance that we will be able to recover the unpaid balance and accrued interest on the loan, as well as related foreclosure and holding costs.

          Multi-Family and Nonresidential Loans.  As opportunities arise, we offer mortgage loans secured by multi-family (residential property comprised of 5 or more units) or nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes.  At June 30, 2006, multi-family and nonresidential loans totaled $296,000 and $6.4 million, respectively, or 0.5% and 4.1%, respectively, of our total loan portfolio.  We originate multi-family and nonresidential real estate loans for terms of generally 5 years or less.  Loan amounts generally do not exceed 80% of the appraised value unless approved in advance by the board of directors.

          Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans.  Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project.  Payments on loans secured by income properties often depend on successful operation and management of the properties.  As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy.  To monitor cash flows on income properties, we require borrowers and loan guarantors, if any, to provide annual financial statements on larger multi-family and commercial real estate loans.  In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net operating income of the property, the borrower’s expertise, credit history and profitability and the value of the underlying property.

          Consumer Lending.  Our consumer loans include home equity lines of credit and loans secured by savings deposits.  At June 30, 2006, our consumer loan balance totaled $8.6 million, or 5.5% of our total loan portfolio.  Of the consumer loan balance at June 30, 2006, $5.2 million were home equity loans and $3.4 million were loans secured by savings deposits.

          Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate which have terms of up to 10 years.  Most of First Federal of Frankfort’s home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage.  First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers.  These loans are not secured by private mortgage insurance.  First Federal of Frankfort’s home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due.  First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%.  Interest rates on these loans can be adjusted monthly.  At June 30, 2006, the total outstanding home equity loans amounted to 3.3% of the Company’s total loan portfolio.

          Loans secured by savings are originated for up to 90% of the depositor’s savings account balance.  The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan.  At June 30, 2006, loans on savings accounts totaled 2.2% of the Company’s total loan portfolio.

          Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in our case, since all of our consumer loans are secured loans.

          Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents.  We currently do not purchase loans.  First Federal of Frankfort began selling fixed rate loans in April 2004 to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”).  Loan servicing rights are retained on such loans.  At June 30, 2006, $6.1 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

          Loan Approval Procedures and Authority.  Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management.  First Federal of Hazard’s loan committee, consisting of its three senior officers, has authority to approve loans of up to $250,000.  Loans above this amount and loans with non-standard terms such as longer repayment terms or high loan-to-value ratios, must be approved by our Board of Directors.  First Federal of Frankfort’s loan committee, comprised of at least two directors, who are usually also senior bank officers, analyzes a completed application and may approve or deny the loan if the loan is $275,000 or less and the property is a one- to four-family dwelling, the loan is $150,000 or less and the property is a church, or a home equity line of credit of $100,000 or less.  Loans that do not conform to these criteria must be submitted to the board of directors, or to an augmented loan committee made up of at least four directors, for approval.

          It is the Company’s practice to record a lien on the real estate securing a loan.  First Federal of Frankfort generally does not require title insurance, although it may be required for loans made in certain programs.  First Federal of Frankfort requires fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area.  First Federal of Frankfort also requires an earthquake provision in all policies for new loans.  Employees are designated to constantly review and update insurance files.

          Loans to One Borrower.  The maximum amount that either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses.  At June 30, 2006, the regulatory limit on loans to one borrower was $4.0 million for First Federal of Hazard and $2.6 million for First Federal of Frankfort.  Neither of the banks had lending relationships in excess of their respective lending limits.

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

          If conditions exist whereby either bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical 1-4 family mortgage, management and the boards will consider increasing the allowance for loan losses so that loss exposure on these commitments are reflected.  As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks.  As a result, management does not believe alteration of the allowance for loan losses is warranted.  At June 30, 2006, no commitment losses were reflected in the allowance for loan losses.

          First Federal of Frankfort offers construction loans in which the borrower obtains the construction loan for a short term, less than one year, and simultaneously extends a commitment for permanent financing.  First Federal of Hazard offers a construction loan that is convertible to permanent financing, thus no additional commitment is made.

          Interest Rates and Loan Fees.  Interest rates charged on mortgage loans are primarily determined by competitive loan rates offered in our market areas and our yield objectives.  Mortgage loan rates reflect factors such as prevailing market interest rate levels, the supply of money available to the savings industry and the demand for such loans.  These factors are in turn affected by general economic conditions, the monetary policies of the federal government, including the Board of Governors of the Federal Reserve System, the general supply of money in the economy, tax policies and governmental budget matters.

          We receive fees in connection with late payments on our loans.  Depending on the type of loan and the competitive environment for mortgage loans, we may charge an origination fee on all or some of the loans we originate.  We may also offer a menu of loans whereby the borrower may pay a higher fee to receive a lower rate or to pay a smaller or no fee for a higher rate.

          Delinquencies.  When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status.  We make initial contact with the borrower when the loan becomes 15 days past due.  Subsequently, bank staff under the direct supervision of senior management and with consultation by the Banks’ attorneys, attempt to contact the borrower and determine their status and plans for resolving the delinquency.  However, once a delinquency reaches 90 days, management considers foreclosure and, if the borrower has not provided a reasonable plan (such as selling the collateral, a commitment from another lender to refinance the loan or a plan to repay the delinquent principal, interest, escrow, and late charges) the foreclosure suit is initiated.   If a foreclosure action is initiated and the loan is not brought current, paid in full, or refinanced with another lender before the foreclosure sale, the real property securing the loan is sold at foreclosure.  The Banks are represented at the foreclosure sale and in most cases will bid an amount equal to the Banks’ investment (including interest, advances for taxes and insurance, foreclosure costs, and attorney’s fees).  If another bidder outbids the bank, the bank’s investment is received in full.  If another bidder does not outbid the Banks, the Banks acquire the property and attempt to sell it to recover their investment.

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

Investment Activities

          We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.  We also are required to maintain an investment in Federal Home Loan Bank of Cincinnati stock.

          At June 30, 2006, our investment portfolio consisted primarily of U.S. Government agency securities with maturities of five years or less and mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less.

          Our investment objectives are to provide an alternate source of low-risk investments when loan demand is insufficient, to provide and maintain liquidity, to maintain a balance of high quality, diversified investments to minimize risk, to provide collateral for pledging requirements, to establish an acceptable level of interest rate risk, and to generate a favorable return.  The Banks’ Board of Directors has the overall responsibility for each institution’s investment portfolio, including approval of investment policies.  The management of each bank may authorize investments as prescribed in each of the bank’s investment policies.

Bank Owned Life Insurance

          First Federal of Frankfort owns several Bank Owned Life Insurance Policies totaling $2.2 million at June 30, 2006.  The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Frankfort’s defined benefit retirement plan and First Federal of Frankfort’s health insurance plan.  The lives of certain key bank employees are insured, and First Federal of Frankfort is the sole beneficiary and will receive any benefits upon the employee’s death.  The policies were purchased from four highly-rated life insurance companies.  The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Frankfort.  The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis.  The growth of the value of the asset will be recorded as other operating income.  Management does not foresee any expense associated with the plan.  Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

Subsidiary Activities

          The Company has no other wholly owned subsidiaries other than First Federal of Hazard and Frankfort First Bancorp.  Frankfort First Bancorp has one subsidiary, First Federal of Frankfort.  First Federal of Frankfort has one wholly owned subsidiary, Main Street Financial Services, Inc.  Main Street Financial Services, Inc., is currently inactive.

          As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes.  Under such limitations, as of June 30, 2006, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $3.6 million and $4.4 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

          According to the Federal Deposit Insurance Corporation, at June 30, 2005, First Federal of Hazard had a deposit market share of 23.0% in Perry County.  Its largest competitors, Peoples Bank & Trust Company of Hazard (approximately $240 million in assets), Community Trust Bank, Inc. (approximately $2.4 billion in assets) and Whitaker Bank (approximately $940 million in assets), have Perry County deposit market shares of 51.1%, 21.4% and 4.5%, respectively.  First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

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

Personnel

          At June 30, 2006, we had 40 full-time employees and no part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Regulation and Supervision

          General.  First Federal of Hazard and First Federal of Frankfort are subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as their primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of deposits.  First Federal of Hazard and First Federal of Frankfort are each members of the Federal Home Loan Bank System and their deposit accounts are insured up to applicable limits by the Savings Association Insurance Fund managed by the Federal Deposit Insurance Corporation.  First Federal of Hazard and First Federal of Frankfort must each file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning their activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal of Hazard’s and First Federal of Frankfort’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

          Kentucky First and First Federal MHC, as savings and loan holding companies, are required to file certain reports with, and are subject to examination by, and otherwise are required to comply with the rules and regulations of the Office of Thrift Supervision.  Certain of the regulatory requirements that are applicable to First Federal of Hazard, First Federal of Frankfort, Kentucky First and First Federal MHC are described below.

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

          The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At June 30, 2006, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

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

          A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  At June 30, 2006, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

          Transactions with Related Parties.  Federal law limits the authority of First Federal of Hazard and First Federal of Frankfort to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Kentucky First, First Federal MHC and their non-savings institution subsidiaries).  The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution.  The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus.  Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law.  The purchase of low quality assets from affiliates from making loans is generally prohibited.  Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies.  In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary.  Transactions between sister depository institutions that are 80% or more owned by the same holding company are exempt from the quantitative limits and collateral requirements.

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

          Insurance of Deposit Accounts.  The deposits of First Federal of Hazard and First Federal of Frankfort are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation (the “DIF”).  The Federal Deposit Insurance Corporation maintains a risk-based assessment system by which institutions are assigned to one of three categories based on their capitalization and one of three subcategories based on examination ratings and other supervisory information.  An institution’s assessment rate depends upon the categories to which it is assigned.  Assessment rates are determined semi-annually by the Federal Deposit Insurance Corporation and currently range from zero basis points for the healthiest institutions to 27 basis points of assessable deposits for the riskiest.

          In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.

          The Banks’ total assessment paid for fiscal 2006 (including the Financing Corporation assessment) was $21,000.  The Federal Deposit Insurance Corporation has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Bank.  Management cannot predict what insurance assessment rates will be in the future.

          Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision.  The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

          Federal Deposit Insurance Reform Act of 2005.  The Federal Deposit Insurance Reform Act of 2005 (the “Act”), signed by the President on February 8, 2006, revised the laws governing the federal deposit insurance system.  The Act provided for the consolidation of the Bank and Savings Association Insurance Funds into a combined “Deposit Insurance Fund.”

          Under the Act, insurance premiums are to be determined by the Federal Deposit Insurance Corporation based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. The legislation eliminates the current minimum 1.25% reserve ratio for the insurance funds, the mandatory assessments when the ratio falls below 1.25% and the prohibition on assessing the highest quality banks when the ratio is above 1.25%.  The Act provides the Federal Deposit Insurance Corporation with flexibility to adjust the new insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rates at the end of a calendar year, and allows for dividends to insured institutions when the reserve ratio exceeds specified levels.

          The Act increased deposit insurance coverage limits from $100,000 to $250,000 for certain types of Individual Retirement Accounts, 401(k) plans and other retirement savings accounts.  While it preserved the $100,000 coverage limit for individual accounts and municipal deposits, the Federal Deposit Insurance Corporation was furnished with the discretion to adjust all coverage levels to keep pace with inflation beginning in 2010.  Also, institutions that become undercapitalized will be prohibited from accepting certain employee benefit plan deposits.  The Act also enacted a $4.7 billion one-time assessment credit to be allocated by the FDIC among institutions that were in existence as of December 31, 1996.

          The consolidation of the Bank and Savings Association Insurance Funds into the Deposit Insurance Fund pursuant to the Act occurred on March 31, 2006.  The Act also states that the Federal Deposit Insurance Corporation must promulgate final regulations implementing the remainder of its provisions not later than 270 days after its enactment.

          At this time, management cannot predict the effect, if any, that the Act will have on insurance premiums paid by the Bank

          Federal Home Loan Bank System.  First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  As members of the Federal Home

Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank in an amount at least equal to 1.0% of the aggregate principal amount of their unpaid residential mortgage loans and similar obligations at the beginning of each year, or 1/20 of their advances (borrowings) from the Federal Home Loan Bank, whichever is greater.  First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with an investment in Federal Home Loan Bank of Cincinnati stock at June 30, 2006, of $2.0 million and $3.3 million, respectively.

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

The Office of Thrift Supervision will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form.  Kentucky First has been granted such a waiver.  Dividends paid to shareholders on November 21, 2005, February 17, May 22 and August 21, 2006 were waived by First Federal MHC.

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

          Federal Taxation.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Each of our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2002. For the 2006 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34%.

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

          State Taxation. Although First Federal MHC and Kentucky First are subject to the Kentucky corporation income tax and state corporation license tax (franchise tax), the corporation license tax is repealed effective for tax periods ending on or after December 31, 2005.  Gross income of corporations subject to Kentucky income tax is similar to income reported for federal income tax purposes except that dividend income, among other income items, is exempt from taxation.  For First Federal MHC and Kentucky First tax years beginning July 1, 2005, the corporations are subject to an alternative minimum income tax.  Corporations must pay the greater of the income tax, the alternative tax or $175.  The corporations can choose between two methods to calculate the alternative minimum; 9.5 cents per $100 of the corporation’s gross receipts, or 75 cents per $100 of the corporation’s Kentucky gross profits.  Kentucky gross profits means Kentucky gross receipts reduced by returns and allowances attributable to Kentucky gross receipts, less Kentucky cost of goods sold.  The corporations, in their capacity as holding companies for financial institutions, do not have a material amount of cost of good sold.  Although the corporate license tax rate is 0.21% of total capital employed in Kentucky, a bank holding company, as defined in Kentucky Revised Statutes 287.900, is allowed to deduct from its taxable capital, the book value of its investment in the stock or securities of subsidiaries that are subject to the bank franchise tax.

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

Item 1A.  Risk Factors

A significant percentage of the Banks’ assets is invested in lower yielding liquid investments.  Our inability to reinvest these assets into higher yielding assets such as loans will continue to hinder our ability to be more profitable.

          We have been unable to invest as much of First Federal of Hazard’s liquidity into loans due to insufficient loan demand in the market area.  At June 30, 2006, $3.7 million, or 3.1% of its assets were invested in cash or cash equivalents, and $76.2 million, or 63.9% of assets, were invested in U.S. Government agency obligations and mortgage-backed securities.  These investments yield substantially less than would be obtained if such funds were invested in loans.  As a result, our interest income has suffered.

We may not be able to achieve sufficient growth in our retail franchise to allow us to achieve the anticipated benefits of our merger with Frankfort First Bancorp.

          We believe that First Federal of Hazard’s lending activity and loans receivable will continue to increase in a profitable manner by utilizing various loan products currently offered by First Federal of Frankfort, such as adjustable-rate mortgages.  However, it is possible that local market factors, including competition from other lenders and continuing increases in interest rates may preclude significant growth from an increased product line.  We also believe that over time First Federal of Hazard can develop additional deposit products such as those offered by First Federal of Frankfort (such as individual retirement accounts or checking accounts), but we have not yet fully explored their cost effectiveness nor their viability in First Federal of Hazard’s market.

          We intend to efficiently utilize excess liquidity at either Bank or Kentucky First by buying and selling whole loans or participations in loans between First Federal of Hazard and First Federal of Frankfort, with the originating bank retaining servicing of any loans sold, or by making deposits into accounts at either bank, subject to regulatory limitations, in order to maximize the potential earnings of each bank.  This strategy will not succeed if we do not maintain sufficient loan demand at First Federal of Frankfort or sufficient deposit growth at First Federal of Hazard.  At June 30, 2006, Frankfort First had total real estate loans of $118.8 million, compared to $114.8 million at June 30, 2005, an increase of approximately $4.0 million, or 3.5%.  At June 30, 2006, Federal of Hazard had total deposits of $81.9 million, compared to total deposits of $86.6 million at June 30, 2005, a decrease of $4.7 million, or 5.4%.  There can be no assurance as to if or when this strategy can be accomplished.  In an attempt to increase the overall interest rate spread of the combined company, management may adopt strategies that result in decreases in the assets and/or liabilities of either or both Banks.

Rising interest rates may hurt our profits and asset values.

          If interest rates continue to rise, our net interest income would likely decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities,  increases more quickly than interest income earned on interest-earning assets, such as loans and investments.   In addition, a continuation of rising interest rates may hurt our income because of reduced demand for new loans, the demand for refinancing loans and the interest and fee income earned on new loans and refinancings.  At June 30, 2006, in the event of an instantaneous and permanent 200 basis point increase in interest rates, our net portfolio value, which represents the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities, would be expected to decrease by approximately 16%.  While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

          Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as separate components of equity.  Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on shareholders’ equity.

Strong competition within our market area could hurt our profits and slow growth.

          Although we consider ourselves competitive in our market areas, we face intense competition both in making loans and attracting deposits.  Price competition for loans and deposits might result in our earning less on our loans and paying more on our deposits, which reduces net interest income.  Some of the institutions with which we compete have substantially greater resources than we have and may offer services that we do not provide.  We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.  Our profitability will depend upon our continued ability to compete successfully in our market areas.

The distressed economy in First Federal of Hazard’s market area could hurt our profits and slow our growth.

          First Federal of Hazard’s market area consists of Perry and surrounding counties in eastern Kentucky.  The economy in this market area has been distressed in recent years due to the decline in the coal industry on which the economy has been dependent.  While there has been improvement in the economy from the influx of other industries, such as health care and manufacturing, and there may be signs that the coal industry is improving with the rising costs of petroleum, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States.  As a result, First Federal of Hazard has experienced insufficient loan demand in its market area.  While First Federal of Hazard will seek to use excess funds to purchase loans from First Federal of Frankfort, we expect the redeployment of funds from securities into loans to take several years.  Moreover, the slow economy in First Federal of Hazard’s market area will limit our ability to grow our asset base in that market.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

          We are subject to extensive government regulation, supervision and examination.  Such regulation, supervision and examination govern the activities in which we may engage, and is intended primarily for the protection of the deposit insurance fund and our depositors.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses.  Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

We expect that our return on equity will be low compared to other companies as a result of our recently completed public offering.

          Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2006, our return on average equity was 2.68%.  Over time, we intend to deploy our excess capital into higher-yielding assets, such as loans, with the goal of increasing earnings per share and book value per share, without assuming undue risk, and achieving a return on average equity that is competitive with other publicly held subsidiaries of mutual holding companies.  This goal could take a number of years to achieve, and we cannot assure you that it will be attained.  Consequently, you should not expect a competitive return on average equity in the near future.  Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

Additional annual employee compensation and benefit expenses will reduce our profitability and stockholders’ equity.

          We will recognize additional annual material employee compensation and benefit expenses stemming from the shares granted to employees and executives under new benefit plans.  We cannot predict the actual amount of these new expenses because applicable accounting practices require that they be based on the fair market value of the shares of common stock at specific points in the future.  We would recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts and would recognize expenses for restricted stock awards and options over the vesting periods of the awards.  These annual after-tax expenses have been estimated to be approximately $393,000.  Actual expenses, however, may be higher or lower, depending on the then-prevailing price of our common stock.  Employees of both subsidiary Banks participate in a defined-benefit plan through Pentegra.  In recent years, the cost of this plan has increased dramatically and costs could continue to increase.  It is also possible that legislation will be enacted that would increase the Banks’ obligations under the plan or change the methods the Banks use in accounting for the plans that could affect personnel expense and the Company’s balance sheet.  In 2006, the total contribution of both Banks was $508,000.

First Federal MHC owns a majority of our common stock and is able to exercise voting control over most matters put to a vote of stockholders, including preventing sale or merger transactions you may like or a second-step conversion by First Federal MHC.

          First Federal MHC owns a majority of our common stock and, through its board of directors, is able to exercise voting control over most matters put to a vote of stockholders.  As a federally chartered mutual holding company, the board of directors of First Federal MHC must ensure that the interests of depositors of First Federal of Hazard are represented and considered in matters put to a vote of stockholders of Kentucky First.  Therefore, the votes cast by First Federal MHC may not be in your personal best interests as a stockholder.  For example, First Federal MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares, prevent a second-step conversion transaction by First Federal MHC or defeat a stockholder nominee for election to the board of directors of Kentucky First.  However, implementation of a stock-based incentive plan will require approval of Kentucky First’s stockholders other than First Federal MHC.  In addition, Office of Thrift Supervision regulations prohibit, for three years following the completion of our public offering, the acquisition of more than 10% of any class of equity security of the company without the prior approval of the Office of Thrift Supervision.  Even after this three-year period, Office of Thrift Supervision regulations would likely prevent an acquisition of Kentucky First other than by another mutual holding company or a mutual institution.

There may be a limited market for our common stock which may lower our stock price.

          Although our shares of common stock are listed on the Nasdaq Global Market, there is no guarantee that the shares will be regularly traded.  If an active trading market for our common stock does not develop, you may not be able to sell all of your shares of common stock on short notice and the sale of a large number of shares at one time could temporarily depress the market price.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

          We conduct our business through four offices.  The following table sets forth certain information relating to our offices at June 30, 2006.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2006	Approximate Square Footage

	(Dollars in thousands)
First Federal of Hazard Main Office: 479 Main Street Hazard, Kentucky 41701	1960	Owned	$—	15,000
First Federal of Frankfort Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	$1,456	14,000
East Branch 1980 Versailles Road Frankfort, Kentucky 40601	2005	Owned	$565	1,800
West Branch 1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	$546	2,480

          The net book value of our investment in premises and equipment was $2.9 million at June 30, 2006.  See Note E of Notes to Consolidated Financial Statements.

Item 3.  Legal Proceedings

          From time to time, we may be defendants in claims and lawsuits against us, such as claims to enforce liens, condemnation proceedings on properties in which we hold security interests, claims involving the making and servicing of real property loans and other issues incident to our business.  We are not a party to any pending legal proceedings that we believe could have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

          Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a)     The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2006 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

          (b)     Not applicable.

          (c)     The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2006.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2006 Beginning date: April 1 Ending date: April 30	9,692	$10.672	9,692	17,848
May 2006 Beginning date: May 1 Ending date: May 31	13,554	$10.666	13,554	4,294
June 2006 Beginning date: June 1 Ending date: June 30	36,883	$10.858	36,883	156,117
Total	60,129	$10.784	60,129	156,117

(1)  On December 14, 2005, the Company announced a program to repurchase up to 168,486 shares of its Common Stock.  This program was completed on June 1, 2006 when the Company completed the repurchase of substantially all shares authorized under this program, and announced another program to repurchase up to 193,000 shares of its Common Stock.

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

          There have been no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities and Exchange Commission Rule 13a-15 that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2006.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	347,600	$10.10	73,616
Equity compensation plans not approved by security holders	—	—	—
Total	347,600	$10.10	73,616

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

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2006 and 2005
Consolidated Statements of Earnings for the Years Ended June 30, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended June 30, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the Years Ended June 30, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Charter of Kentucky First Federal Bancorp*
3.2	Bylaws of Kentucky First Federal Bancorp*
4.1	Specimen Stock Certificate of Kentucky First Federal Bancorp*
10.1	Form of First Federal Savings and Loan Association of Hazard Employee Stock Ownership Plan and Trust Agreement*†
10.2	Form of ESOP Loan Documents*†
10.3	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings Bank of Frankfort and Don D. Jennings*†
10.4	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings Bank of Frankfort and R. Clay Hulette*†
10.5	Form of Employment Agreement between First Federal Savings Bank of Frankfort and Danny A. Garland*†
10.6	Form of Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl*†
10.7	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings and Loan Association of Hazard and Tony D. Whitaker*†
10.8	Form of First Federal Savings and Loan Association of Hazard Supplemental Executive Retirement Plan*†

10.9	Form of First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan*†
10.10	Form of First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan*†
13	Annual Report to Stockholders
21	Subsidiaries
23	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†	Management contract or compensation plan or arrangement.
*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2006	By:	/s/ Tony D. Whitaker

Tony D. Whitaker
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony D. Whitaker
September 28, 2006
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Clay Hulette
September 28, 2006
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Don D. Jennings
September 28, 2006
Don D. Jennings
Director

/s/ Stephen G. Barker
September 28, 2006
Stephen G. Barker
Director

/s/ William D. Gorman
September 28, 2006
William D. Gorman
Director

/s/ Walter G. Ecton, Jr.
September 28, 2006
Walter G. Ecton, Jr.
Director

/s/ David R. Harrod
September 28, 2006
David R. Harrod
Director

/s/ Herman D. Regan, Jr.
September 28, 2006
Herman D. Regan, Jr.
Director