Form 10-Q
period 2006-09-30
Kentucky First Federal Bancorp
filed 2006-11-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 9, 2006, the latest practicable date, the Corporation had 8,465,864 shares of $.01 par value common stock outstanding.

Kentucky First Federal Bancorp

STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	September 30, 2006	June 30, 2006

	(Unaudited)
ASSETS
Cash and due from banks	$1,221	$832
Interest-bearing deposits in other financial institutions	555	1,462

Cash and cash equivalents	1,776	2,294
Investment securities available for sale - at market	12,466	12,211
Investment securities held to maturity, at amortized cost – approximate fair value of $44,708 and $44,019 at September 30 and June 30, 2006, respectively	45,945	45,944
Mortgage-backed securities available for sale – at market	999	1,079
Mortgage-backed securities held to maturity, at amortized cost – approximate fair value of $16,792 and $17,028 at September 30, and June 30, 2006, respectively	17,496	18,185
Loans receivable - net	160,710	155,386
Real estate acquired through foreclosure	80	51
Office premises and equipment - at depreciated cost	2,820	2,857
Federal Home Loan Bank stock - at cost	5,340	5,264
Accrued interest receivable	1,087	868
Bank-owned life insurance	2,195	2,175
Goodwill and other intangible assets	15,217	15,250
Prepaid expenses and other assets	249	252
Prepaid federal income taxes	117	125

Total assets	$266,497	$261,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$136,905	$141,238
Advances from the Federal Home Loan Bank	62,805	54,849
Advances by borrowers for taxes and insurance	499	369
Accrued interest payable	532	253
Deferred federal income taxes	638	484
Other liabilities	1,560	867

Total liabilities	202,939	198,060
Commitments	—	—
Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	—	—
Common stock, 20,000,000 shares authorized $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,769	36,769
Retained earnings, restricted	32,615	32,761
Shares acquired by stock benefit plans	(4,772)	(4,845)
Treasury shares at cost, 73,714 and 32,589 shares at September 30 and June 30, 2006, respectively	(779)	(354)
Accumulated comprehensive loss, unrealized losses on securities designated as available for sale, net of related tax benefits	(361)	(536)

Total shareholders’ equity	63,558	63,881

Total liabilities and shareholders’ equity	$266,497	$261,941

Kentucky First Federal Bancorp

STATEMENTS OF EARNINGS

For the three months ended September 30, 2006 and 2005
(Unaudited)
(In thousands, except per share data)

	2006	2005

Interest income
Loans	$2,395	$2,287
Mortgage-backed securities	205	237
Investment securities	504	544
Interest-bearing deposits and other	113	140

Total interest income	3,217	3,208
Interest expense
Deposits	1,108	953
Borrowings	681	576

Total interest expense	1,789	1,529

Net interest income	1,428	1,679
Provision for losses on loans	—	14

Net interest income after provision for losses on loans	1,428	1,665
Other operating income (expense)
Earnings on bank-owned life insurance	20	20
Gain on sale of loans	—	17
Loss on sale of real estate acquired through foreclosure	(10)	(2)
Other operating	26	24

Total other income	36	59
General, administrative and other expense
Employee compensation and benefits	803	656
Occupancy and equipment	86	88
Franchise taxes	44	42
Data processing	35	41
Other operating	150	193

Total general, administrative and other expense	1,118	1,020

Earnings before income taxes	346	704
Federal income taxes
Current	49	162
Deferred	63	51

Total federal income taxes	112	213

NET EARNINGS	$234	$491

EARNINGS PER SHARE (Basic and Diluted)	$0.03	$0.06

DIVIDENDS PER SHARE	$0.10	$0.10

Kentucky First Federal Bancorp

STATEMENTS OF COMPREHENSIVE INCOME

For the three months ended September 30, 2006 and 2005
(Unaudited)
 (In thousands)

	2006	2005

Net earnings	$234	$491
Other comprehensive income, net of taxes (benefits): Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $91, and $(59) during the respective periods	175	(114)

Comprehensive income	$409	$377

Accumulated comprehensive loss	$(361)	$(324)

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS

For the three months ended September 30,
(Unaudited)
(In thousands)

	2006	2005

Cash flows from operating activities:
Net earnings for the period	$234	$491
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	(3)	—
Amortization of deferred loan origination fees	(1)	(34)
Amortization of purchase accounting adjustments-net	(102)	(106)
Depreciation and amortization	37	42
Amortization of stock benefit plans	150	—
Loss on sale of real estate acquired through foreclosure	10	2
Provision for losses on loans	—	14
Federal Home Loan Bank stock dividends	(76)	(63)
Bank-owned life insurance earnings	(20)	(20)
Mortgage loans originated for sale	—	(1,547)
Gain on sale of loans	—	(17)
Proceeds from sale of mortgage loans	—	1,547
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(219)	(173)
Prepaid expenses and other assets	3	(13)
Accrued interest payable	279	23
Other liabilities	616	108
Federal income taxes
Current	8	391
Deferred	63	51

Net cash provided by operating activities	979	696
Cash flows provided by (used in) investing activities:
Investment securities held to maturity: Maturities, prepayments and calls	—	287
Mortgage-backed securities available for sale: Maturities, prepayments and calls	89	1,013
Mortgage-backed securities held to maturity: Maturities, prepayments and calls	692	—
Proceeds from sale of real estate acquired through foreclosure	76	—
Loan principal repayments	6,578	9,982
Loan disbursements	(12,016)	(9,928)
Purchase of office equipment	—	(3)

Net cash provided by (used in) investing activities	(4,581)	1,351
Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(4,333)	(2,181)
Proceeds from Federal Home Loan Bank advances	22,400	—
Repayment of Federal Home Loan Bank advances	(14,308)	(218)
Advances by borrowers for taxes and insurance	130	168
Dividends paid on common stock	(380)	(387)
Purchase of common stock for treasury	(425)	—

Net cash provided by (used in) financing activities	3,084	(2,618)

Net decrease in cash and cash equivalents	(518)	(571)
Cash and cash equivalents at beginning of period	2,294	8,358

Cash and cash equivalents at end of period	$1,776	$7,787

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS (CONTINUED)

For the three months ended September 30,
(Unaudited)
(In thousands)

	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$41	$—

Interest on deposits and borrowings	$1,510	$1,506

Supplemental disclosure of noncash investing activities:
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$175	$(114)

Transfers from loans to real estate acquired through foreclosure, net	$43	$—

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2006 and 2005

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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three-month period ended September 30, 2006, is not necessarily indicative of the results which may be expected for an entire fiscal year.

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

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2006 and 2005

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

The allowance for loan losses analysis has two components, specific and general allocations.  Specific allocations are made for loans that are determined to be impaired.  Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses.  The general allocation is determined by segregating the remaining loans by type of loan, risk-weighting (if applicable) and payment history.  Historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations are also analyzed.  This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve.  Actual loan losses may be significantly more than the allowance established, which could have a material negative effect on the Company’s consolidated financial results.

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 319,152 and 336,973 unallocated ESOP shares for the three-month periods ended September 30, 2006 and 2005, respectively.

	Three months ended September 30,

	2006	2005

Weighted-average common shares outstanding (basic)	8,064,841	8,259,091
Dilutive effect of assumed exercise of stock options	5,865	—

Weighted-average common shares outstanding (diluted)	8,070,706	8,259,091

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2006 and 2005

5.  Stock Option Plan

On November 15, 2005, the Company approved a Stock Incentive Plan that provides for grants of up to 421,216 stock options. On December 13, 2005, approximately 347,600 option shares were granted subject to five year vesting.

Prior to July 1, 2006, the Company utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plan.  As the Stock Incentive Plan was approved late in the December 31, 2005 quarter, no pro-forma disclosures are required for the three months ended September 30, 2005.

In 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 123(R), “Share-Based Payment,” which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.”  SFAS No. 123(R) requires that cost related to the fair value of all  equity-based  awards  to  employees,  including  grants of  employee  stock options, be recognized in the financial statements.

The Company adopted the provisions of SFAS No. 123(R) effective July 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods.  Under this method, the Company will apply the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after July 1, 2006. In addition, the Company will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered (“unvested equity-based awards”) that are outstanding as of July 1, 2006.  The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value.  For the three months ended September 30, 2006, the Company recorded $30,000 in compensation cost for stock option-based awards ($20,000 after-tax).  The Company has $511,000 unrecognized pre-tax compensation cost related to non-vested stock option awards granted under its stock incentive plan as of September 30, 2006, which is expected to be recognized over a weighted-average  vesting period of approximately 4.2 years.

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2006 and 2005

5.  Stock Option Plan (continued)

A summary of the status of the Company’s stock  option plan as of September 30, 2006, and changes during the period then ended is presented below:

	Three months ended September 30, 2006		Year ended June 30, 2006

	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of period	347,600	$10.10	—	$—
Granted	—	—	347,600	10.10
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	347,600	$10.10	347,600	$10.10

Options exercisable at period-end	—	—	—	—
Options expected to be exercisable at year-end				69,520
Fair value of options granted				$1.75

The following information applies to options outstanding at September 30, 2006:

Number outstanding	347,600
Weighted-average exercise price	$10.10
Weighted-average remaining contractual life	9.2 years
Aggregate intrinsic value of granted options	$48,700

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Company’s stock.

The fair  value of each  option  was  estimated  on the date of grant  using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 3.96%, expected  volatility  of 20%,  risk-free  interest  rate of 4.49% and an expected life of 7 years for each grant.

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2006 and 2005

6.  Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments – an amendment of FASB Statements No. 133 and 140,” to simplify and make more consistent the accounting for certain financial instruments. Specifically, SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities,” to allow a qualifying special purpose entity to hold a derivative instrument that pertains to a beneficial interest other than another derivative financial instrument.

SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation, with earlier application allowed. The Corporation is currently evaluating SFAS No. 155, but does not expect it to have a material effect on the Corporation’s financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of SFAS No. 140,” to simplify the accounting for separately recognized servicing assets and servicing liabilities. Specifically, SFAS No. 156 amends SFAS No. 140 to require an entity to take the following steps:

•

Separately recognize financial assets as servicing assets or servicing liabilities, each time it undertakes an obligation to service a financial asset by entering into certain kinds of servicing contracts;

•	Initially measure all separately recognized servicing assets and liabilities at fair value, if practicable, and;

•

Separately present servicing assets and liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities.

Additionally, SFAS No. 156 permits, but does not require, an entity to choose either the amortization method or the fair value measurement method for measuring each class of separately recognized servicing assets and servicing liabilities. SFAS No. 156 also permits a servicer that uses derivative financial instruments to offset risks on servicing to use fair value measurement when reporting both the derivative financial instrument and related servicing asset or liability.

SFAS No. 156 applies to all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, or July 1, 2007 as to the Corporation, with earlier application permitted. The Corporation is currently evaluating SFAS No. 156, but does not expect it to have a material effect on the Corporation’s financial position or results of operations.

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  SAB 108 was issued to provide consistency between how registrants quantify financial statement misstatements.

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the three-month periods ended September 30, 2006 and 2005

6.  Recent Accounting Pronouncements  (continued)

Historically, there have been two widely-used methods for quantifying the effects of financial statement misstatements.  These methods are referred to as the “roll-over” and “iron curtain” method.  The roll-over method quantifies the amount by which the current year income statement is misstated.  Exclusive reliance on an income statement approach can result in the accumulation of errors on the balance sheet that may not have been material to any individual income statement, but which may misstate one or more balance sheet accounts.  The iron curtain method quantifies the error as the cumulative amount by which the current year balance sheet is misstated.   Exclusive reliance on a balance sheet approach can result in disregarding the effects of errors in the current year income statement that results from the correction of an error existing in previously issued financial statements.  We currently use the roll-over method for quantifying identified financial statement misstatements.

SAB 108 established an approach that requires quantification of financial statement misstatements based on the effects of the misstatement on each of the company’s financial statements and the related financial statement disclosures.  This approach is commonly referred to as the “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods.

SAB 108 allows registrants to initially apply the dual approach either by (1) retroactively adjusting prior financial statements as if the dual approach had always been used, or by (2) recording the cumulative effect of initially applying the dual approach as adjustments to the carrying values of assets and liabilities as of July 1, 2006, with an offsetting adjustment recorded to the opening balance of retained earnings as of that date.  Use of this “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

Management is currently evaluating the requirements of SAB 108 but does not expect it to have a material adverse effect on the Company’s financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes.”  The interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Specifically, FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax provision taken or expected to be taken on a tax return.  FIN 48 also provides guidance on the related derecognition, classification, interest and penalties, accounting for interim periods, disclosure, and transition of uncertain tax positions.  FIN 48 is effective for fiscal years beginning after December 15, 2006, or July 1, 2007 as to the Company.  The Company is currently evaluating the requirements of FIN 48 and has not quantified the possible effects of adoption, if any.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or July 1, 2008 for the Company. The adoption of this Statement is not expected to have a material effect on the Company’s Consolidated Financial Statements.

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

Discussion of Financial Condition Changes from June 30, 2006 to September 30, 2006

Assets:  At September 30, 2006, the Company’s assets totaled $266.5 million, an increase of $4.6 million, or 1.7%, from total assets at June 30, 2006.  The primary reason for the increase in assets was an increase of $5.3 million, or 3.4%, in loans receivable, which increased to $160.7 million at September 30, 2006.  The increase in assets was primarily funded by an increase in short term Federal Home Loan Bank advances.  It is anticipated that such advances will be repaid as the Company’s short-term, lower-yielding investment securities mature over the next three years.  Management has emphasized the origination and retention of adjustable rate mortgage loans and, as the ability to make such loans changes with market conditions, believes it is prudent to continue to originate such loans with the funding that is available.

Cash and cash equivalents:  Cash and cash equivalents decreased by $518,000 or 22.6%.  It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible.  Cash was drawn down to partially fund the overall increase in loans which is discussed more fully under “Loans.”

Loans:  Loans receivable, net, increased to $160.7 million at September 30, 2006, an increase of $5.3 million or 3.4%.  Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Assets: At September 30, 2006, the Company had approximately $1.4 million (0.9% of net loans) in loans 90 days or more past due, the same as at June 30, 2006.  At September 30, 2006, the Company’s allowance for loan losses of $720,000 represented 53.0% of nonperforming loans and 0.5% of total loans.

The Company had $1.7 million in loans classified as substandard for regulatory purposes at September 30, 2006. On a percentage basis, classified loans remained constant at 1.1% of net loans at both June 30, 2006 and September 30, 2006.  Substandard assets included 32 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 20% to 90%; two home equity lines of credit secured by single-family homes; and two single-family homes acquired through foreclosure (with a combined fair value of $51,000).  At September 30, 2006, the Company had $685,000 in loans classified as special mention.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

At September 30, 2006, no loans were classified as doubtful or loss for regulatory purposes.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Discussion of Financial Condition Changes from June 30, 2006 to September 30, 2006 (continued)

Investment and Mortgage-Backed Securities:  At September 30, 2006, the Company’s investment and mortgage-backed securities had decreased $513,000 or 0.7% to $76.9 million.  This decrease was due primarily to repayment of principal on mortgage-backed securities and was partially offset by an increase of $265,000 in the market value of those investments and mortgage-backed securities held as available for sale.  Approximately $44.9 million of the Company’s investment and agency securities are scheduled to mature within the next three years with another $5.0 million scheduled to mature within five years.

Liabilities:  At September 30, 2006, the Company’s liabilities totaled $202.9 million, an increase of $4.9 million, or 2.5%, from total liabilities at June 30, 2006.  The increase in liabilities was attributed primarily to an $8.0 million, or 14.5%, increase in Federal Home Loan Bank advances, which increased to $62.8 million at September 30, 2006.  Advances were utilized to fund the increase in loans during the period as well as offset a reduction of $4.3 million, or 3.1% in deposits, which totaled to $136.9 million at September 30, 2006.  Deposits have decreased as market interest rates have increased.  At times, the Company has chosen not to meet market rates if the deposits cannot be invested profitably in interest-earning assets.  As stated previously, management anticipates reducing the level of Federal Home Loan Bank advances as lower-yielding investment securities mature over the next three years.

Shareholders’ Equity:  At September 30, 2006, the Company’s shareholders’ equity totaled $63.6 million, a decrease of $323,000 or 0.5% from the June 30, 2006 total.  The primary reason for the decrease in shareholders’ equity is the acquisition of $425,000 of treasury shares at an average cost of $10.31, which were added to the Company’s treasury.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005

General

Net earnings totaled $234,000 for the three months ended September 30, 2006, a decrease of $257,000, or 52.3% from the $491,000 in net earnings for the same period in 2005.  The decrease was primarily attributable to a decline in net interest income and an increase in general, administrative and other expense.

Net Interest Income

Net interest income declined $251,000 or 14.9% to $1.4 million for the three month period ended September 30, 2006, compared to the 2005 period, due to increased cost of funds.  Interest income increased by $9,000, or 0.3%, while interest expense increased $260,000 or 17.0% to $1.8 million for the three months ended September 30, 2006.  The growth  in interest expense was attributable to increased costs for both deposits and advances.

Interest expense on deposits increased $155,000 or 16.3% to $1.1 million, while interest expense on advances increased $105,000, or 18.2%, to $681,000 for the 2006 quarter compared to the prior year quarter.  The increase in interest expense on deposits was due an increase in the average rate paid on deposits, as the average balance of deposits outstanding declined year over year.  The average rate paid on deposits increased 98 basis points to 3.12% for the three month period ended September 30, 2006, while the average balance outstanding declined 15.9% to $142.1 million for the current quarter.  The increase in interest expense on advances was related primarily to an increase of $7.2 million or 14.1% in the average balance of advances outstanding, which increased to $58.0 million for the three month period ended September 30, 2006.  Also contributing to the increase in interest expense on advances was a 17 basis point increase in the average rate paid on those borrowings, which increased to 4.7% for the 2006 quarter.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2006 and 2005 (continued)

Net Interest Income (continued)

Net interest margin decreased by 32 basis points to 2.35% for the three months ended September 30, 2006, compared to 2.67% for the comparable 2005 quarter.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded no provision for losses on loans during the three months ended September 30, 2006, compared to a provision of $14,000, for the comparable three-month period in 2005.  The lack of a provision for the most recent period was predicated on the factors set forth above.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $36,000 for the three months ended September 30, 2006, a decrease of $23,000 from the same period in 2005.  The decrease in the 2006 period is attributable to a decline of $17,000 of gain on the sale of loans.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.1 million for the three months ended September 30, 2006, an increase of $98,000, or 9.6%, compared to the same period in 2005.  This increase was due primarily to an increase in employee compensation and benefits, which totaled $803,000 for the three months ended September 30, 2006, an increase of $147,000, or 22.4%, from the same period in 2005.  The increase in employee compenation and benefits is primarily related to expenses associated with the Company’s 2005 Equity Incentive Plan and increased costs associated with retirement plans.  The expenses associated with the Equity Incentive Plan totaled $103,000 for the recent quarterly period, compared to no expense for the prior year period, while expenses associated with the Company’s defined benefit retirement plans increased $65,000 or 89.7% to $138,000 for the three month period ended September 30, 2006.

Federal Income Taxes

The provision for federal income taxes totaled $112,000 for the three months ended September 30, 2006, a decrease of $101,000, or 47.4%, compared to the same period in 2005.  The effective tax rates were 32.4% and 30.3% for the three-month periods ended September 30, 2006 and 2005, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Form 10-K filed September 28, 2006.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended September 30, 2006, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2006.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

July 1-31, 2006	—	$—	—	156,117
August 1-31, 2006	24,125	$10.31	24,125	131,992
September 1-30, 2006	17,000	$10.31	17,000	122,492

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

KENTUCKY FIRST FEDERAL BANCORP

Date: November 14, 2006	By:	/s/ Tony D. Whitaker

Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: November 14, 2006	By:	/s/ R. Clay Hulette

R. Clay Hulette
Vice President and Chief Financial Officer