Form 10-Q
period 2006-12-31
Kentucky First Federal Bancorp
filed 2007-02-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At February 9, 2007, the latest practicable date, the Corporation had 8,441,483 shares of $.01 par value common stock outstanding.

Kentucky First Federal Bancorp

STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	December 31, 2006	June 30, 2006

	(Unaudited)
ASSETS
Cash and due from banks	$1,552	$832
Interest-bearing deposits in other financial institutions	270	1,462

Cash and cash equivalents	1,822	2,294
Investment securities available for sale - at market	12,520	12,211
Investment securities held to maturity, at amortized cost – approximate fair value of $42,816 and $44,019 at December 31 and June 30, 2006, respectively	43,946	45,944
Mortgage-backed securities available for sale – at market	893	1,079
Mortgage-backed securities held to maturity, at amortized cost – approximate fair value of $16,188 and $17,028 at December 31, and June 30, 2006, respectively	16,862	18,185
Loans receivable	163,044	156,110
Allowance for loan losses	(720)	(724)

Loans receivable-net	162,324	155,386
Real estate acquired through foreclosure	8	51
Office premises and equipment - at depreciated cost	2,795	2,857
Federal Home Loan Bank stock - at cost	5,421	5,264
Accrued interest receivable	883	868
Bank-owned life insurance	2,216	2,175
Goodwill	14,507	14,507
Intangible assets-net	677	743
Prepaid expenses and other assets	304	252
Prepaid federal income taxes	200	125

Total assets	$265,378	$261,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$138,991	$141,238
Advances from the Federal Home Loan Bank	61,818	54,849
Advances by borrowers for taxes and insurance	42	369
Accrued interest payable	295	253
Deferred federal income taxes	724	484
Other liabilities	156	867

Total liabilities	202,026	198,060
Commitments	—	—
Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	—	—
Common stock, 20,000,000 shares authorized $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,807	36,769
Retained earnings, restricted	32,567	32,761
Shares acquired by stock benefit plans	(4,520)	(4,845)
Treasury shares at cost, 120,595 and 32,589 shares at December 31 and June 30, 2006, respectively	(1,264)	(354)
Accumulated comprehensive loss, unrealized losses on securities designated as available for sale, net of related tax benefits	(324)	(536)

Total shareholders’ equity	63,352	63,881

Total liabilities and shareholders’ equity	$265,378	$261,941

Kentucky First Federal Bancorp

STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,

	2006	2005	2006	2005

Interest income
Loans	$4,820	$4,579	$2,425	$2,292
Mortgage-backed securities	401	461	196	224
Investment securities	1,000	1,065	496	521
Interest-bearing deposits and other	187	289	74	149

Total interest income	6,408	6,394	3,191	3,186
Interest expense
Deposits	2,230	1,949	1,122	996
Borrowings	1,422	1,082	741	506

Total interest expense	3,652	3,031	1,863	1,502

Net interest income	2,756	3,363	1,328	1,684
Provision for losses on loans	—	24	—	10

Net interest income after provision for losses on loans	2,756	3,339	1,328	1,674
Other operating income
Earnings on bank-owned life insurance	41	40	21	20
Gain on sale of loans	3	23	3	6
Gain (loss) on sale of real estate acquired through foreclosure	(6)	5	4	7
Other operating	45	54	19	30

Total other income	83	122	47	63
General, administrative and other expense
Employee compensation and benefits	1,582	1,394	779	738
Occupancy and equipment	165	182	79	94
Franchise taxes	86	84	42	42
Data processing	69	74	34	33
Other operating	293	352	143	159

Total general, administrative and other expense	2,195	2,086	1,077	1,066

Earnings before income taxes	644	1,375	298	671
Federal income taxes
Current	75	347	26	185
Deferred	131	88	68	37

Total federal income taxes	206	435	94	222

NET EARNINGS	$438	$940	$204	$449

EARNINGS PER SHARE
Basic	$0.06	$0.11	$0.03	$0.05

Diluted	$0.06	$0.11	$0.03	$0.05

DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

Kentucky First Federal Bancorp

STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(In thousands)

	Six months ended December 31,		Three months ended December 31,

	2006	2005	2006	2005

Net earnings	$438	$940	$204	$449
Other comprehensive income, net of taxes (benefits):
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $109, $(88), $19 and $(29) during the respective periods	212	(170)	37	(56)

Comprehensive income	$650	$770	$241	$393

Accumulated comprehensive loss	$(324)	$(380)	$(324)	$(380)

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS

For the six months ended December 31,

(Unaudited)
(In thousands)

	2006	2005

Cash flows from operating activities:
Net earnings for the period	$438	$940
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	(6)	(3)
Amortization of deferred loan origination fees	(9)	4
Amortization of purchase accounting adjustments-net	(206)	(210)
Depreciation and amortization	75	85
Amortization of stock benefit plans	331	251
(Gain) loss on sale of real estate acquired through foreclosure	6	(5)
Provision for losses on loans	—	24
Federal Home Loan Bank stock dividends	(157)	(132)
Bank-owned life insurance earnings	(41)	(40)
Mortgage loans originated for sale	(209)	(2,073)
Gain on sale of loans	(3)	(23)
Proceeds from sale of mortgage loans	216	2,097
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(15)	73
Prepaid expenses and other assets	(52)	(82)
Accrued interest payable	42	39
Other liabilities	(679)	(360)
Federal income taxes
Current	(75)	210
Deferred	131	88

Net cash provided by (used in) operating activities	(213)	883
Cash flows provided by (used in) investing activities:
Investment securities held to maturity:
Maturities, prepayments and calls	2,100	4,100
Purchases	(100)	(100)
Mortgage-backed securities available for sale:
Maturities, prepayments and calls	197	—
Mortgage-backed securities held to maturity:
Maturities, prepayments and calls	1,328	2,384
Proceeds from sale of real estate acquired through foreclosure	144	53
Loan principal repayments	11,765	15,652
Loan disbursements	(18,805)	(17,654)
Purchase of office equipment	(13)	(5)

Net cash provided by (used in) investing activities	(3,384)	4,430
Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(2,247)	(8,137)
Proceeds from Federal Home Loan Bank advances	46,050	500
Repayment of Federal Home Loan Bank advances	(38,809)	(949)
Advances by borrowers for taxes and insurance	(327)	(305)
Dividends paid on common stock	(632)	(774)
Purchase of shares for treasury	(1,015)	—
Purchase of common stock for Equity Incentive Plan	—	(831)

Net cash provided by (used in) financing activities	3,020	(10,496)

Net decrease in cash and cash equivalents	(472)	(5,183)
Cash and cash equivalents at beginning of period	2,294	8,358

Cash and cash equivalents at end of period	$1,822	$3,175

Kentucky First Federal Bancorp

STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended December 31,

(Unaudited)
(In thousands)

	2006	2005

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$150	$410

Interest on deposits and borrowings	$3,816	$2,992

Supplemental disclosure of noncash investing activities:
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$212	$(114)

Transfers from loans to real estate acquired through foreclosure, net	$107	$—

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2006 and 2005

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

1.     Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the six- and three-month periods ended December 31, 2006, are not necessarily indicative of the results which may be expected for an entire fiscal year.

2.     Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and Frankfort First Federal (collectively hereinafter “the Banks”).  All intercompany transactions and balances have been eliminated in consolidation.

3.     Critical Accounting Policies

We consider accounting policies involving significant judgments and assumptions by management that have, or could have, a material impact on the carrying value of certain assets or on income to be critical accounting policies.  We consider the allowance for loan losses  and accounting for goodwill to be critical accounting policies.

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

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2006 and 2005

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

The Company has recorded goodwill and core deposit intangibles as a result of its acquisition of Frankfort First.  Goodwill represents the excess purchase price paid over the net book value of the assets acquired in a merger or acquisition.  Pursuant to SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is not amortized, but is tested for impairment at the reporting unit annually or whenever an impairment indicator arises.  The evaluation involves assigning assets and liabilities to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired.  However, if the carrying amount of the reporting unit exceeds the fair value, goodwill is considered impaired.  The impairment loss equals the excess of carrying value over fair value.

Core deposit intangibles represent the value of long-term deposit relationships and are amortized over their estimated useful lives.  The Company annually evaluates these estimated useful lives.  If the Company determines that events or circumstances warrant a change in these estimated useful lifes, the Company will adjust the amortization of the core deposit intangibles, which could affect future amortization expense.

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2006 and 2005

4.     Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 301,262 unallocated ESOP shares for the six- and three-month periods ended December 31, 2006, and 319,152 unallocated ESOP shares for the six- and three-month periods ended December 31, 2005.

	Six months ended December 31, 2006	Three months ended December 31, 2006

Weighted-average common shares outstanding (basic)	8,161,113	8,178,356
Dilutive effect of assumed exercise of stock options	—	—

Weighted-average common shares outstanding (diluted)	8,161,113	8,178,356

	Six months ended December 31, 2005	Three months ended December 31, 2005

Weighted-average common shares outstanding (basic)	8,268,686	8,278,975
Dilutive effect of assumed exercise of stock options	9,050	9,050

Weighted-average common shares outstanding (diluted)	8,277,736	8,288,025

5.     Stock  Plans

On November 15, 2005, the Company approved a Stock Incentive Plan that provides for grants of up to 421,216 stock options. On December 13, 2005, approximately 347,600 option shares were granted subject to five year vesting.

Prior to July 1, 2006, the Company utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plan.  As the Stock Incentive Plan was approved late in the December 31, 2005 quarter, no pro-forma disclosures are required for the six months ended December 31, 2005.

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

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- andthree-month periods ended December 31, 2006 and 2005

5.     Stock Plans (continued)

The Company adopted the provisions of SFAS No. 123(R) effective July 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods.  Under this method, the Company has applied the provisions of SFAS No. 123(R) to new equity-based awards and to equity-based awards modified, repurchased, or cancelled after July 1, 2006. In addition, the Company will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered (“unvested equity-based awards”) that are outstanding as of July 1, 2006.  The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value.  For the six and three months ended December 31, 2006, the Company recorded $61,000 and $30,000, respectively, in compensation cost for stock option-based awards ($40,000 and $20,000, respectively, after-tax).  The Company has $487,000 of unrecognized pre-tax compensation cost related to non-vested stock option awards granted under its stock incentive plan as of December 31, 2006, which is expected to be recognized over a weighted-average  vesting period of approximately 3.9 years.

A summary of the status of the Company’s stock  option plan as of December 31, 2006, and changes during the period then ended is presented below:

	Six months ended December 31, 2006		Year ended June 30, 2006

	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of period	347,600	$10.10	—	$—
Granted	—	—	347,600	10.10
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	347,600	$10.10	347,600	$10.10

Options exercisable at period-end	69,520	$10.10	—	—

Options expected to be exercisable at year-end				69,520

Fair value of options granted				$1.75

The following information applies to options outstanding at December 31, 2006:

Number outstanding	347,600
Weighted-average exercise price	$10.10
Weighted-average remaining contractual life	8.9 years
Aggregate intrinsic value of granted options	$52,140

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2006 and 2005

5.     Stock  Plans (continued)

The expected term of options is based on evaluations of historical and expected future employee exercise behavior. The risk free interest rate is based upon the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at grant date. Volatility is based upon the historical volatility of the Company’s stock.

The fair  value of each  option  was  estimated  on the date of grant  using the modified Black-Scholes options pricing model with the following weighted-average assumptions used for grants: dividend yield of 3.96%, expected  volatility  of 20%,  a risk-free  interest  rate of 4.49% and an expected life of 7 years for each grant.

The Company’s Stock Incentive plan also provides for the awarding of 168,486 shares of restricted common stock.  At December 31, 2006, 134,500 shares under the Equity Incentive Plan have been awarded.

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

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2006 and 2005

6.     Recent Accounting Pronouncements  (continued)

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

Kentucky First Federal Bancorp

NOTES TO FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2006 and 2005

6.     Recent Accounting Pronouncements  (continued)

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

Discussion of Financial Condition Changes from June 30, 2006 to December 31, 2006

Assets:  At December 31, 2006, the Company’s assets totaled $265.4 million, an increase of $3.4 million, or 1.3%, from total assets at June 30, 2006.  The primary reason for the growth in assets was an increase of $6.9 million, or 4.5%, in loans receivable, which increased to $162.3 million at December 31, 2006.  The increase in loans receivable was composed primarily of one- to four-family, variable rate loans and was primarily funded by an increase in short-term Federal Home Loan Bank advances.  It is anticipated that such advances will be repaid as the Company’s short-term, lower-yielding investment securities mature over the next three years.  Management has emphasized the origination and retention of adjustable rate mortgage loans and, as the ability to make such loans changes with market conditions, believes it is prudent to continue to originate such loans with the funding that is available.

Cash and cash equivalents:  Cash and cash equivalents decreased by $472,000 or 20.6%.  It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible.  Cash was drawn down to partially fund the overall increase in loans which is discussed more fully under “Loans.”

Loans:  Loans receivable, net, increased to $162.3 million at December 31, 2006, an increase of $6.9 million or 4.5%.  Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Loans: At December 31, 2006, the Company had approximately $1.3 million, or 0.8% of net loans, in loans 90 days or more past due, compared to $1.4 million, or 0.9%, of net loans at June 30, 2006.  At December 31, 2006, the Company’s allowance for loan losses of $720,000 represented 55.6% of nonperforming loans and 0.4% of total loans.

The Company had $1.8 million in loans classified as substandard for regulatory purposes at December 31, 2006. On a percentage basis, classified loans remained constant at 1.1% of net loans at both June 30, 2006 and December 31, 2006.  Substandard assets included 39 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 11% to 91%; two home equity lines of credit secured by single-family homes; and one single-family home acquired through foreclosure (with a fair value of $8,000).  At December 31, 2006, the Company had $601,000 in loans classified as special mention.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2006 to December 31, 2006 (continued)

Non-Performing Loans (continued)

At December 31, 2006, no loans were classified as doubtful or loss for regulatory purposes.  Subsequent to December 31, 2006 the Company foreclosed on two single-family homes with carrying values of approximately $170,000.  Management does not anticipate any material unreserved loss as a result of these foreclosures.

Investment and Mortgage-Backed Securities:  At December 31, 2006, the Company’s investment and mortgage-backed securities had decreased $3.2 million or 4.1% to $74.2 million.  This decrease was due primarily to the maturity of $2.1 million of investment securities and repayment of principal on mortgage-backed securities which was partially offset by a net increase of $212,000 in the market value of investments and mortgage-backed securities held as available for sale.  Approximately $42.9 million of the Company’s investment and agency securities are scheduled to mature within the next three years with another $5.0 million are scheduled to mature within five years.

Liabilities:  At December 31, 2006, the Company’s liabilities totaled $202.0 million, an increase of $4.0 million, or 2.0%, from total liabilities at June 30, 2006.  The increase in liabilities was attributed primarily to a $7.0 million, or 12.7%, increase in Federal Home Loan Bank advances, which increased to $61.8 million at December 31, 2006.  Of these approximately $24.6 million were in overnight advances, which reprice daily.  Such advances were utilized to fund the increase in loans during the period as well as offset a reduction of $2.2 million, or 1.6% in deposits, which totaled $139.0 million at December 31, 2006.  Deposits have decreased as market interest rates have increased.  At times, the Company has chosen not to meet market rates if the deposits cannot be invested profitably in interest-earning assets.  As stated previously, management anticipates reducing the level of Federal Home Loan Bank advances as lower-yielding investment securities mature over the next three years.

Shareholders’ Equity:  At December 31, 2006, the Company’s shareholders’ equity totaled $63.4 million, a decrease of $529,000 or 0.8% from the June 30, 2006 total.  The primary reason for the decrease in shareholders’ equity is the acquisition of $910,000 of treasury shares at an average cost of $10.33 per share.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2006 and 2005

General

Net earnings totaled $438,000 for the six months ended December 31, 2006, a decrease of $502,000, or 53.4% from the $940,000 in net earnings for the same period in 2005.  The decrease was primarily attributable to a decline in net interest income.

Net Interest Income

Net interest income declined $607,000 or 18.0% to $2.8 million for the six month period ended December 31, 2006, compared to the 2005 period, due to increased cost of funds.  Interest income increased by $14,000, or 0.2%, while interest expense increased $621,000 or 20.5% to $3.7 million for the six months ended December 31, 2006.  The growth  in interest expense was attributable to increased costs for both deposits and advances.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2006 and 2005 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $281,000 or 14.4% to $2.2 million, while interest expense on advances increased $340,000, or 31.4%, to $1.4 million for the 2006 period compared to the prior year period.  The increase in interest expense on deposits was due an increase in the average rate paid on deposits, as the average balance of deposits outstanding declined for the six-month periods year over year.  The average rate paid on deposits increased 67 basis points to 3.17% for the six month period ended December 31, 2006, while the average balance outstanding declined 9.7% to $140.9 million for the current period ended.  The increase in interest expense on advances was attributable both to increases in the average balance outstanding and the average rate paid on those advances.  The average balance of advances outstanding increased $9.5 million, or 18.7%, to $60.2 million for the six month period ended December 31, 2006.  The average rate paid on advances increased by46 basis points to 4.73% for the 2006 six month period.  Net interest margin decreased by 45 basis points to 2.31% for the six months ended December 31, 2006, compared to 2.76% for the comparable 2005 period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded no provision for losses on loans during the six months ended December 31, 2006, compared to a provision of $24,000, for the comparable six-month period in 2005.  The lack of a provision for the most recent period was influenced by the relatively stable level of nonperforming loans discussed above (See “Critical Accounting Policies”).  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $83,000 for the six months ended December 31, 2006, a decrease of $39,000 from the same period in 2005.  The decrease in the 2006 period is attributable primarily to a decline of $20,000 in gain on sale of loans.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.2 million for the six months ended December 31, 2006, an increase of $109,000, or 5.2%, compared to the same period in 2005.  This increase was due primarily to an increase in employee compensation and benefits, which totaled $1.6 million for the six months ended December 31, 2006, an increase of $188,000, or 13.5%, from the same period in 2005.  The increase in employee compenation and benefits is primarily related to expenses associated with the Company’s 2005 Equity Incentive Plan and increased costs associated with retirement plans which was somewhat offset by slight reductions in employee compensation.  The expenses associated with the Equity Incentive Plan totaled $205,000 for the recent six-month period, compared to no expense for the prior year period.  Expenses associated with the Company’s defined benefit retirement plans totaled $259,000 for the six months ended December 31, 2006, compared to $163,000 for the 2005 period, an increase of $96,000 or 58.9% period to period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2006 and 2005 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $206,000 for the six months ended December 31, 2006, an decrease of $229,000, or 52.6%, compared to the same period in 2005.  The effective tax rates were 32.0% and 31.6% for the six-month periods ended December 31, 2006 and 2005, respectively.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2006 and 2005

General

Net earnings totaled $204,000 for the three months ended December 31, 2006, a decrease of $245,000, or 54.6% from the $449,000 in net earnings for the same period in 2005.  The decrease was primarily attributable to a decline in net interest income.

Net Interest Income

Net interest income declined $356,000 or 21.1% to $1.3 million for the three month period ended December 31, 2006, compared to the 2005 period, due to increased cost of funds.  Interest income increased by $5,000, or 0.2%, while interest expense increased $361,000 or 24.0% to $1.9 million for the three months ended December 31, 2006.  The growth  in interest expense was attributable to increased costs for both deposits and advances.

Interest expense on deposits increased $126,000 or 12.7% to $1.1 million, while interest expense on advances increased $235,000, or 46.4%, to $741,000 for the 2006 quarter compared to the prior year quarter.  The increase in interest expense on deposits was due an increase in the average rate paid on deposits, as the average balance of deposits outstanding declined for the quarterly periods year over year.  The average rate paid on deposits increased 64 basis points to 3.21% for the three month period ended December 31, 2006, while the average balance outstanding declined 9.6% to $139.7 million for the current quarter.  The increase in interest expense on advances was attributable both to increases in the average balance outstanding and the average rate paid on those advances.  The average balance of advances outstanding increased $11.8 million, or 23.4%, to $62.3 million for the three month period ended December 31, 2006.  The average rate paid on advances increased of 75 basis points to 4.76% for the 2006 quarter.  Net interest margin decreased by 56 basis points to 2.22% for the three months ended December 31, 2006, compared to 2.77% for the comparable 2005 quarter.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded no provision for losses on loans during the three months ended December 31, 2006, compared to a provision of $10,000, for the comparable three-month period in 2005.  The lack of a provision for the most recent period was influenced by the stable level of nonperforming loans discussed above (See “Critical Accounting Policies”).  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2006 and 2005 (continued)

Other Income

Other income totaled $47,000 for the three months ended December 31, 2006, a decrease of $16,000 from the same period in 2005.  The decrease in the 2006 period is attributable primarily to a decline of $11,000 other operating income, which consists primarily of fees and charges on bank loan and deposit products

General, Administrative and Other Expense

General, administrative and other expense totaled $1.1 million for the three months ended December 31, 2006, an increase of $11,000, or 1.0%, compared to the same period in 2005.  This increase was due primarily to an increase in employee compensation and benefits, which totaled $779,000 for the three months ended December 31, 2006, an increase of $41,000, or 5.6%, from the same period in 2005.  The increase in employee compenation and benefits is primarily related to expenses associated with the Company’s 2005 Equity Incentive Plan and was somewhat offset by slight reductions in employee compensation.  The expenses associated with the Equity Incentive Plan totaled $103,000 for the recent quarterly period, compared to no expense for the prior year period.

Federal Income Taxes

The provision for federal income taxes totaled $94,000 for the three months ended December 31, 2006, an decrease of $128,000, or 57.7%, compared to the same period in 2005.  The effective tax rates were 31.5% and 33.1% for the three-month periods ended December 31, 2006 and 2005, respectively.

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

ITEM 4:     Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended December 31, 2006, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2006.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

October 1-31, 2006	12,500	$10.36	12,500	109,992
November 1-30, 2006	22,500	$10.34	22,500	87,492
December 1-31, 2006	11,881	$10.36	11,881	75,611

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

(a) The registrant held its Annual Meeting of Shareholders on November 14, 2006.
(b) Not applicable
(c) Two matters were voted upon at the Annual Meeting:
1) Election of three individuals as directors:

	Votes For	Votes Withheld

Stephen G. Barker	7,825,776	28,805
Tony D. Whitaker	7,821,757	32,824
David R. Harrod	7,835,533	19,048

2) Ratification of Grant Thornton LLP, as the Company’s independent registered public accountants for the fiscal year ending June 30, 2007:

Votes For	Votes Against	Abstain

7,831,267	10,220	13,093

                    There were no broker nonvotes.

Kentucky First Federal Bancorp

PART II (continued)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date: February 14, 2007	By:	/s/ Tony D. Whitaker

Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: February 14, 2007	By:	/s/ R. Clay Hulette

R. Clay Hulette
Vice President and Chief Financial Officer