Form 10-Q
period 2007-03-31
Kentucky First Federal Bancorp
filed 2007-05-15
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 11, 2007, the latest practicable date, the Corporation had 8,346,648 shares of $.01 par value common stock outstanding.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	March 31, 2007	June 30, 2006

	(Unaudited)
ASSETS
Cash and due from banks	$1,122	$832
Interest-bearing deposits in other financial institutions	646	1,462

Cash and cash equivalents	1,768	2,294
Investment securities available for sale - at market	12,584	12,211
Investment securities held to maturity, at amortized cost – approximate fair value of $42,997 and $44,019 at March 31, 2007 and June 30, 2006, respectively	43,947	45,944
Mortgage-backed securities available for sale – at market	804	1,079
Mortgage-backed securities held to maturity, at amortized cost – approximate fair value of $15,697 and $17,028 at March 31, 2007 and June 30, 2006, respectively	16,364	18,185
Loans receivable	165,108	156,110
Allowance for loan losses	(720)	(724)

Loans receivable-net	164,388	155,386
Real estate acquired through foreclosure	213	51
Office premises and equipment - at depreciated cost	2,782	2,857
Federal Home Loan Bank stock - at cost	5,421	5,264
Accrued interest receivable	1,071	868
Bank-owned life insurance	2,236	2,175
Goodwill	14,507	14,507
Intangible assets-net	644	743
Prepaid expenses and other assets	285	252
Prepaid federal income taxes	182	125

Total assets	$267,196	$261,941

LIABILITIES AND SHAREHOLDERS’ EQUITY
Deposits	$139,099	$141,238
Advances from the Federal Home Loan Bank	63,610	54,849
Advances by borrowers for taxes and insurance	218	369
Accrued interest payable	354	253
Deferred federal income taxes	771	484
Other liabilities	817	867

Total liabilities	204,869	198,060
Commitments	—	—
Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	—	—
Common stock, 20,000,000 shares authorized $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,932	36,769
Retained earnings, restricted	32,287	32,761
Shares acquired by stock benefit plans	(4,459)	(4,845)
Treasury shares at cost, 215,430 and 32,589 shares at March 31, 2007 and June 30, 2006, respectively	(2,239)	(354)
Accumulated comprehensive loss, unrealized losses on securities designated as available for sale, net of related tax benefits	(280)	(536)

Total shareholders’ equity	62,327	63,881

Total liabilities and shareholders’ equity	$267,196	$261,941

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,

	2007	2006	2007	2006

Interest income
Loans	$7,290	$6,882	$2,470	$2,303
Mortgage-backed securities	588	677	187	216
Investment securities	1,496	1,574	496	509
Interest-bearing deposits and other	285	438	98	149

Total interest income	9,659	9,571	3,251	3,177
Interest expense
Deposits	3,423	2,985	1,193	1,036
Borrowings	2,155	1,620	733	538

Total interest expense	5,578	4,605	1,926	1,574

Net interest income	4,081	4,966	1,325	1,603
Provision for losses on loans	—	32	—	8

Net interest income after provision for losses on loans	4,081	4,934	1,325	1,595
Other operating income
Earnings on bank-owned life insurance	62	60	21	20
Gain on sale of loans	9	23	6	—
Gain (loss) on sale of real estate acquired through foreclosure	(6)	5	—	—
Other operating	69	98	24	44

Total other income	134	186	51	64
General, administrative and other expense
Employee compensation and benefits	2,314	2,215	732	821
Occupancy and equipment	253	281	88	99
Franchise taxes	125	141	39	57
Data processing	113	104	44	30
Other operating	457	545	164	193

Total general, administrative and other expense	3,262	3,286	1,067	1,200

Earnings before income taxes	953	1,834	309	459
Federal income taxes
Current	149	371	74	24
Deferred	155	199	24	111

Total federal income taxes	304	570	98	135

NET EARNINGS	$649	$1,264	$211	$324

EARNINGS PER SHARE
Basic	$0.08	$0.15	$0.02	$0.04

Diluted	$0.08	$0.15	$0.02	$0.04

DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(In thousands)

	Nine months ended March 31,		Three months ended March 31,

	2007	2006	2007	2006

Net earnings	$649	$1,264	$211	$324
Other comprehensive income, net of taxes (benefits):
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $132, $(101), $23 and $(14) during the respective periods	256	(197)	44	(27)

Comprehensive income	$905	$1,067	$255	$297

Accumulated comprehensive loss	$(280)	$(407)	$(280)	$(407)

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31,
(Unaudited)
(In thousands)

	2007	2006

Cash flows from operating activities:
Net earnings for the period	$649	$1,264
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	(17)	(1)
Amortization of deferred loan origination fees	(22)	2
Amortization of purchase accounting adjustments-net	(308)	(296)
Depreciation and amortization	113	131
Amortization of stock benefit plans	592	284
(Gain) loss on sale of real estate acquired through foreclosure	6	(5)
Provision for losses on loans	—	32
Federal Home Loan Bank stock dividends	(157)	(209)
Bank-owned life insurance earnings	(62)	(60)
Mortgage loans originated for sale	(528)	(2,175)
Gain on sale of loans	(9)	(23)
Proceeds from sale of mortgage loans	531	2,176
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(203)	(125)
Prepaid expenses and other assets	(32)	(65)
Accrued interest payable	101	63
Other liabilities	(93)	(244)
Federal income taxes
Current	(57)	193
Deferred	155	199

Net cash provided by operating activities	659	1,141
Cash flows provided by (used in) investing activities:
Investment securities held to maturity:
Maturities, prepayments and calls	2,100	4,100
Purchases	(100)	(100)
Mortgage-backed securities available for sale:
Maturities, repayments and calls	299	560
Mortgage-backed securities held to maturity:
Maturities, repayments and calls	1,826	2,421
Proceeds from sale of real estate acquired through foreclosure	144	52
Loan principal repayments	20,497	22,987
Loan disbursements	(29,783)	(24,585)
Purchase of office equipment	(38)	(50)

Net cash provided by (used in) investing activities	(5,055)	5,385
Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(2,139)	(11,139)
Proceeds from Federal Home Loan Bank advances	107,750	2,500
Repayment of Federal Home Loan Bank advances	(98,582)	(1,138)
Advances by borrowers for taxes and insurance	(151)	(127)
Dividends paid on common stock	(1,123)	(1,161)
Purchase of shares for treasury	(1,885)	(71)
Purchase of common stock for Equity Incentive Plan	—	(1,443)

Net cash provided by (used in) financing activities	3,870	(12,579)

Net decrease in cash and cash equivalents	(526)	(6,053)
Cash and cash equivalents at beginning of period	2,294	8,358

Cash and cash equivalents at end of period	$1,768	$2,305

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended March 31,
(Unaudited)
(In thousands)

	2007	2006

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes-net	$135	$460

Interest on deposits and borrowings	$5,785	$4,542

Supplemental disclosure of noncash investing activities:
Unrealized gains (losses) on securities designated as available for sale, net of related tax effects	$256	$(197)

Transfers from loans to real estate acquired through foreclosure, net	$—	$51

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2007 and 2006

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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the nine- and three-month periods ended March 31, 2007, are not necessarily indicative of the results which may be expected for an entire fiscal year.

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

The allowance for loan losses is the estimated amount considered necessary to cover probable incurred credit losses in the loan portfolio at the date of these interim financial statements.  The allowance is established through the provision for losses on loans which is charged against income.  In determining the allowance for loan losses, management makes significant estimates and has identified this accounting policy as one of the most critical for the Company.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2007 and 2006

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2007 and 2006

4.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 301,262 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2007, and 319,152 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2006.

	Nine months ended March 31, 2007	Three months ended March 31, 2007

Weighted-average common shares outstanding (basic)	8,021,626	7,985,234
Dilutive effect of assumed exercise of stock options	—	—

Weighted-average common shares outstanding (diluted)	8,021,626	7,985,234

	Nine months ended March 31, 2006	Three months ended March 31, 2006

Weighted-average common shares outstanding (basic)	8,226,468	8,167,163
Dilutive effect of assumed exercise of stock options	13,666	21,977

Weighted-average common shares outstanding (diluted)	8,240,134	8,189,140

5.  Stock  Plans

On November 15, 2005, the Company approved a Stock Incentive Plan that provides for grants of up to 421,216 stock options. On December 13, 2005, approximately 347,600 option shares were granted subject to five year vesting.

Prior to July 1, 2006, the Company utilized APB Opinion No. 25 and related Interpretations in accounting for its stock option plan.  As the Stock Incentive Plan was approved late in the December 31, 2005 quarter, no pro-forma disclosures have been provided for the nine months ended March 31, 2006.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2007 and 2006

5.  Stock Plans (continued)

The Company adopted the provisions of SFAS No. 123(R) effective July 1, 2006, using the modified prospective transition method, and therefore has not restated its financial statements for prior periods.  Under this method, the Company has applied the provisions of SFAS No. 123(R) to new equity-based awards and would apply them to equity-based awards modified, repurchased, or cancelled after July 1, 2006. In addition, the Company will recognize compensation cost for the portion of equity-based awards for which the requisite service period has not been rendered (“unvested equity-based awards”) that are outstanding as of July 1, 2006.  The compensation cost recorded for unvested equity-based awards is based on their grant-date fair value.  For the nine and three months ended March 31, 2007, the Company recorded $91,000 and $30,000, respectively, in compensation cost for stock option-based awards ($60,000 and $20,000, respectively, after-tax).  The Company had $457,000 of unrecognized pre-tax compensation cost related to non-vested stock option awards granted under its stock incentive plan as of March 31, 2007, which is expected to be recognized over a weighted-average  vesting period of approximately 3.6 years.  There is no intrinsic value to the outstanding or granted options as of March 31, 2007.

A summary of the status of the Company’s stock  option plan as of March 31, 2007, and changes during the period then ended is presented below:

	Nine months ended March 31, 2007		Year ended June 30, 2006

	Shares	Weighted- average exercise price	Shares	Weighted- average exercise price

Outstanding at beginning of period	347,600	$10.10	—	$—
Granted	—	—	347,600	10.10
Exercised	—	—	—	—
Forfeited	—	—	—	—

Outstanding at end of period	347,600	$10.10	347,600	$10.10

Options exercisable at period-end	69,520	$10.10	—	—

Options expected to be exercisable at year-end				69,520

Fair value of options granted				$1.75

The following information applies to options outstanding at March 31, 2007:

Number outstanding	347,600
Weighted-average exercise price	$10.10
Weighted-average remaining contractual life	8.6 years

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2007 and 2006

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

The Company’s Stock Incentive plan also provides for the awarding of 168,486 shares of restricted common stock.  At March 31, 2007, 134,500 shares under the Equity Incentive Plan have been awarded.  For the nine-month periods ended March 31, 2007 and 2006, the Company recognized expense related to this plan totaling $205,000 and $99,000, respectively, representing vesting of fair valued grants over a five year period.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2007 and 2006

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2007 and 2006

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or July 1, 2008 for the Company, and interim periods within that year. The adoption of this Statement is not expected to have a material adverse effect on the Company’s financial position or results of operations.

In September 2006, the FASB ratified the Emerging Issues Task Force’s (EITF) Issue 06-4, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements,” which required companies to recognize a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee extending to postretirement periods.  The liability should be recognized based on the substantive agreement with the employee.  The Issue is effective for fiscal years beginning after December 15, 2007, or July 1, 2008, as to the Company.  The Issue can be applied as either a change in accounting principle through a cumulative-effect adjustment to retained earningas as of the beginning of the year of adoption, or a change in accounting principle through retrospective application to all periods.  The Company is in the process of evaluating the impact the adoption of Issue 06-4 will have on the financial statements.

In September 2006, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 06-5, “Accounting for Purchases of Life Insurance – Determining the Amount that Could be Realized in Accordance with FASB Technical Bulletin No. 85-4.”  The guidance in EITF Issue 06-5 required policyholders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract.  If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts.  The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2007 and 2006

6.  Recent Accounting Pronouncements  (continued)

The Company holds several life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies.  The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006, or July 1, 2007 as to the Company.  The application of this guidance is not expected to have a material adverse effect on the Company’s financial position or results of operation.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including Amendment of FASB Statement No. 115.”  This Statement allows companies the choice to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or July 1, 2008, as to the Company, and interim periods within that fiscal year.  Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS No. 157, “Fair Value Measurements.”  The Company is currently evaluating the impact the adoption of SFAS No. 159 will have on the financial statements, but does not presently believe it will have a material adverse effect on financial position or results of operations.

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

Discussion of Financial Condition Changes from June 30, 2006 to March 31, 2007

Assets:  At March 31, 2007, the Company’s assets totaled $267.2 million, an increase of $5.3 million, or 2.0%, from total assets at June 30, 2006.  The primary reason for the growth in assets was an increase of $9.0 million, or 5.8%, in loans receivable, which increased to $165.1 million at March 31, 2007.  The increase in loans receivable was composed primarily of variable rate real estate mortgage loans and was primarily funded by an increase in short-term Federal Home Loan Bank advances.  It is anticipated that such advances will be repaid as the Company’s short-term, lower-yielding investment securities mature over the next three years.  Management has emphasized the origination and retention of adjustable rate mortgage loans and, as the ability to make such loans changes with market conditions, believes it is prudent to continue to originate such loans with the funding that is available.

Cash and cash equivalents:  Cash and cash equivalents decreased by $526,000 or 22.9%.  It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible.  Cash was drawn down to partially fund the overall increase in loans which is discussed more fully under “Loans.”

Loans:  Loans receivable, net, increased to $164.4 million at March 31, 2007, an increase of $9.0 million or 5.8% compared to the June 30, 2006, level.  Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Assets: At March 31, 2007, the Company had approximately $895,000, or 0.5% of net loans, in loans 90 days or more past due, compared to $1.4 million, or 0.9%, of net loans at June 30, 2006.  At March 31, 2007, the Company’s allowance for loan losses of $720,000 represented 80.4% of nonperforming loans and 0.4% of total loans.

The Company had $1.7 million in loans classified as substandard for regulatory purposes at March 31, 2007. On a percentage basis, classified loans declined from 1.1% of net loans at June 30, 2006 to 1.0% at March 31, 2007.  Substandard assets included 28 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 10% to approximately 100%; two mortgage loans (first and second) secured by a duplex (with an overall 70% loan-to-value ratio), and three single-family homes acquired through foreclosure.  The real estate acquired through foreclosure had a recorded investment of $213,000 and an estimated fair value of $248,000.  Subsequent to March 31, 2007, the Company sold one piece of real estate acquired through forclosure and originated a loan to a new borrower, with no material gain or loss realized on the transaction.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2006 to March 31, 2007 (continued)

Non-Performing Assets (continued)

At March 31, 2007, the Company had $845,000 in loans classified as special mention.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. At March 31, 2007, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities:  At March 31, 2007, the Company’s investment and mortgage-backed securities had decreased $3.7 million or 4.8% to $73.7 million.  This decrease was due primarily to the maturity of $2.1 million of investment securities and repayment of principal on mortgage-backed securities which were partially offset by a net increase of $388,000 in the market value of investments and mortgage-backed securities held as available for sale.  Approximately $42.9 million of the Company’s investment and agency securities are scheduled to mature within the next three years with another $5.0 million are scheduled to mature within five years.

Liabilities:  At March 31, 2007, the Company’s liabilities totaled $204.9 million, an increase of $6.8 million, or 3.4%, from total liabilities at June 30, 2006.  The increase in liabilities was attributed primarily to an $8.8 million, or 16.0%, increase in Federal Home Loan Bank advances, which increased to $63.6 million at March 31, 2007.  Of these borrowings, approximately $22.0 million were short-term advances which reprice monthly.  Such advances were utilized to fund the increase in loans during the period as well as offset a reduction of $2.1 million, or 1.5% in deposits, which totaled $139.1 million at March 31, 2007.  Deposits have decreased as market interest rates have increased.  At times, the Company has chosen not to meet market rates if the deposits cannot be invested profitably in interest-earning assets.  As stated previously, management anticipates reducing the level of Federal Home Loan Bank advances as lower-yielding investment securities mature over the next three years.

Shareholders’ Equity:  At March 31, 2007, the Company’s shareholders’ equity totaled $62.3 million, a decrease of $1.6 million or 2.6% from the June 30, 2006 total.  The primary reason for the decrease in shareholders’ equity was the acquisition of $1.9 million of treasury shares at an average cost of $10.31 per share.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2007 and 2006

General

Net earnings totaled $649,000 for the nine months ended March 31, 2007, a decrease of $615,000, or 48.7% from the $1.3 million in net earnings for the same period in 2006.  The decrease was primarily attributable to a decline in net interest income.

Net Interest Income

Net interest income declined $885,000 or 17.8% to $4.1 million for the nine month period ended March 31, 2007, compared to the 2006 period.  The decrease in net interest income was due primarily to increased cost of funds.  Although interest income increased by $88,000, or 0.9%, to $9.7 million for the nine month period ended March 31, 2007, interest expense increased $973,000 or 21.1% to $5.6 million for the same period.  The increase  in interest expense was attributable to increased costs for both deposits and advances.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2007 and 2006 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $438,000 or 14.7% to $3.4 million, and interest expense on advances increased $535,000, or 33.0%, to $2.2 million for the nine-month 2007 period compared to the prior nine month period.  The increase in interest expense on deposits was due to an increase in the average rate paid on deposits, as the average balance of deposits outstanding declined for the respective nine-month periods.  The average rate paid on deposits increased 107 basis points to 3.28% for the nine month period ended March 31, 2007, while the average balance outstanding declined 8.6% to $139.1 million for the current period ended.  The increase in interest expense on advances was attributable both to increases in the average balance outstanding and the average rate paid on those advances.  The average balance of advances outstanding increased $10.1 million, or 19.8%, to $61.1 million for the nine month period ended March 31, 2007.  The average rate paid on advances increased by 47 basis points to 4.71% for the 2007 nine month period.  Net interest margin decreased by 43 basis points to 2.26% for the nine months ended March 31, 2007, compared to 2.69% for the comparable 2006 period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded no provision for losses on loans during the nine months ended March 31, 2007, compared to a provision of $32,000, for the comparable nine-month period in 2006.  The lack of a provision for the most recent period was influenced by the relatively stable level of nonperforming loans discussed above (See “Critical Accounting Policies”).  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $134,000 for the nine months ended March 31, 2007, a decrease of $52,000 from the same period in 2006.  The decrease in the 2007 period is attributable primarily to a decline of $14,000 in gain on sale of loans, the absence of a $13,000 in gain on sale of equipment recorded in the 2006 period, and a decline of $11,000 in gain on sale of real estate acquired through foreclosure.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2007 and 2006 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $3.3 million for the nine months ended March 31, 2007, a decrease of $24,000, or 0.7%, compared to the same period in 2006.  This decrease was due to a combination of decreases in both other operating expenses and occupancy and equipment, and was partially offset by an increase in employee compensation and benefits.  Other operating expenses totaled $457,000 for the nine months ended March 31, 2007, a decrease of $88,000, or 16.1%, from the same period in 2006.  Occupancy and equipment expense totaled $253,000 for the nine months ended March 31, 2007, a decrease of $28,000 or 10.0% compared to the 2006 period.  The decrease in occupancy and equipment was primarily related to reduced depreciation expense associated with computer equipment.  Other operating expense decreased from $545,000 for the nine months ended March 31, 2006 to $457,000 for the nine months just ended, a decrease of $88,000 or 16.1%, and was primarily related to reduced legal and other outside service fees.  Employee compensation and benefits increased from $2.2 million for the nine months ended March 31, 2006 to $2.3 million for the recently ended period, an increase of $99,000 or 4.5%.  The net increase in employee compensation and benefits was related to increased expenses associated with the Company’s retirement plans and the 2005 Equity Incentive Plan, but was somewhat offset by lower overall employee compensation levels period to period.  Expenses associated with the Company’s multi-employer defined benefit retirement plans totaled $381,000 for the nine months ended March 31, 2007, compared to $274,000 for the 2006 period, an increase of $107,000 or 39.1% period to period.  The expenses associated with the Equity Incentive Plan totaled $296,000 for the recent nine-month period, compared to $139,000 for the prior year period.  The Equity Incentive Plan was approved by shareholders in November 2005.  Employee salaries decreased from $1.3 million for the nine months ended March 31, 2006 to $1.2 million for the nine months ended March 31, 2007, a decrease of $116,000 or 9.2% from period to period.

Federal Income Taxes

The provision for federal income taxes totaled $304,000 for the nine months ended March 31, 2007, an decrease of $266,000, or 46.7%, compared to the same period in 2006.  The effective tax rates were 31.9% and 31.1% for the nine-month periods ended March 31, 2007 and 2006, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006

General

Net earnings totaled $211,000 for the three months ended March 31, 2007, a decrease of $113,000, or 34.9% from the $324,000 in net earnings for the same period in 2006.  The decrease was primarily attributable to a decline in net interest income.

Net Interest Income

Net interest income declined $278,000 or 17.3% to $1.3 million for the three month period ended March 31, 2007, compared to the 2006 period, due to increased cost of funds.  While interest income increased by $74,000, or 2.3%, interest expense increased $352,000 or 22.4% to $1.9 million for the three months ended March 31, 2007.  The growth  in interest expense was attributable to increased costs for both deposits and advances.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $157,000 or 15.2% to $1.2 million, and interest expense on advances increased $195,000, or 36.2%, to $733,000 for the 2007 quarter compared to the prior year quarter.  The increase in interest expense on deposits was due an increase in the average rate paid on deposits, as the average balance of deposits outstanding declined for the quarterly periods year over year.  The average rate paid on deposits increased 105 basis points to 3.43% for the three month period ended March 31, 2007, while the average balance outstanding declined 6.0% to $139.1 million for the current quarter.  The increase in interest expense on advances was attributable both to increases in the average balance outstanding and the average rate paid on those advances.  The average balance of advances outstanding increased $10.9 million, or 21.0%, to $62.9 million for the three month period ended March 31, 2007.  The average rate paid on advances increased 52 basis points to 4.66% for the 2007 quarter.  Net interest margin decreased by 46 basis points to 2.18% for the three months ended March 31, 2007, compared to 2.64% for the comparable 2006 quarter.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded no provision for losses on loans during the three months ended March 31, 2007, compared to a provision of $8,000, for the comparable three-month period in 2006.  The lack of a provision for the most recent period was influenced by the stable level of nonperforming loans discussed above (See “Critical Accounting Policies”).  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $51,000 for the three months ended March 31, 2007, a decrease of $13,000 from the same period in 2006.  The decrease in the 2007 period is attributable primarily to a decline of $20,000 other operating income, which consists primarily of the absence of a $13,000 in gain on sale of equipment and a $7,500 reversal of a charitable contribution, both of which were recorded in the 2006 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.1 million for the three months ended March 31, 2007, a decrease of $133,000, or 11.1%, compared to the same period in 2006.  The decrease was due primarily to a decrease in employee compensation and benefits, which totaled $732,000 for the three months ended March 31, 2007, a decrease of $89,000, or 10.8%, from the same period in 2006.  The decrease in employee compensation and benefits is primarily related to reductions in employee compensation and the Company’s Equity Incentive Plan expense.  Employee salaries decreased $71,000 or 16.7% to $358,000 for the three month period ended March 31, 2007.  The expenses associated with the Equity Incentive Plan totaled $91,000 for the recent quarterly period, compared to $104,000 for the prior year period, a decrease of $13,000 or 12.5%.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2007 and 2006 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $98,000 for the three months ended March 31, 2007, an decrease of $37,000, or 27.4%, compared to the same period in 2006.  The effective tax rates were 31.7% and 29.4% for the three-month periods ended March 31, 2007 and 2006, respectively.  The difference between the Company’s effective tax rate for all periods presented herein and the 34% statutory rate I due primarily to tax-exempt earnings on bank-owned life insurance.

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

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended March 31, 2007, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

                    (c)          The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2007.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

January 1-31, 2007	25,835	$10.30	25,835	35,276
February 1-28, 2007	31,000	$10.31	31,000	4,276
March 1-31, 2007	31,000	$10.21	31,000	123,276

(1)  On June 1, 2006, the Company announced a program to repurchase up to 193,000 shares of its Common Stock.  This program was completed on March 13, 2007 when the Company completed the repurchase of substantially all shares authorized under this program, and announced another program to repurchase up to 150,000 shares of its Common Stock.

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

KENTUCKY FIRST FEDERAL BANCORP

Date: May 15, 2007	By:	/s/ Tony D. Whitaker

Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: May 15, 2007	By:	/s/ R. Clay Hulette

R. Clay Hulette
Vice President and Chief Financial Officer