Form 10-K
period 2007-06-30
Kentucky First Federal Bancorp
filed 2007-09-28
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number  0-51176

KENTUCKY FIRST FEDERAL BANCORP

(Exact name of registrant as specified in its charter)

United States	61-1484858

(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

479 Main Street, Hazard, Kentucky	41702

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:    (502) 223-1638

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock (par value $.01 per share)	NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes	☐	No	☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes	☐	No	☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

The aggregate market value of the common stock held by nonaffiliates was $28.9 million as of June 30, 2007.

Number of shares of common stock outstanding as of December 29, 2006:  8,475,469

DOCUMENTS INCORPORATED BY REFERENCE

          The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2007. (Part II)
2.	Portions of Proxy Statement for the 2007 Annual Meeting of Stockholders. (Part III)

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

          Kentucky First’s and First Federal of Hazard’s executive offices are located at 479 Main Street, Hazard, Kentucky, 41702 and their main telephone number is (606) 436-3860.

          At June 30, 2007, Kentucky First had total assets of $268.9 million, deposits of $139.9 million and stockholders’ equity of $61.4 million.   The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

          First Federal Savings and Loan Association of Hazard.   First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960.  First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky.  It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate.  To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Frankfort.  At June 30, 2007, First Federal of Hazard had total assets of $124.3 million, net loans receivable of $48.5 million, total mortgage-backed and investment securities of $15.8 million, deposits of $84.4 million and total capital of $24.8 million.

          First Federal Savings Bank of Frankfort.  First Federal of Frankfort is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and non-owner-occupied one- to four-family residences in Franklin, Anderson, Scott, Shelby, Woodford and other counties in Kentucky.  First Federal of Frankfort also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property.  At June 30, 2007, First Federal of Frankfort had total assets of $144.3 million, net loans receivable of $117.6 million, deposits of $56.9 million and total capital of $32.1 million.

          First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

          First Federal of Hazard and First Federal of Frankfort operate in two distinct market areas.

          First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky.  The economy in its market area has been distressed in recent years due to the decline in the coal industry on which the local economy has been historically dependent.   However, recent price increases in the petroleum market have improved the prospects of the coal industry at least temporarily.  Management cannot determine whether or not this will have a long-range positive impact on the local economy.  The local economy has also improved recently from the influx of other industries, such as health care and manufacturing.  Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States.  In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $24,246 in 2005, compared to personal income of $28,272 in Kentucky and $34,471 in the United States.  Total population in Perry County has remained stable over the last five years at approximately 29,500.  However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. The primary employers in the market area, particularly in Perry County, consist of the coal industry, health care providers, state industrial parks and the wood products manufacturing and logging industry.   During the last five years, the unemployment rate has exceeded 6% and in June 2007, was 6.9%, compared to 6.1% in Kentucky and 4.6% in the United States.

          First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending originated on properties located in Franklin County.  Franklin County has a population of approximately 48,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky.  The primary employer in the area is the state government, which employs about 40% of the work force.  In addition, there are several large industrial, financial and government employers in the community.  Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate which has ranged from 3 to 5% in recent years and was 4.8% in June 2007.

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

          Residential Mortgage Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas.  At June 30, 2007, residential mortgage loans totaled $146.6 million or 86.7% of our total loan portfolio.  We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 40 years.  Adjustable-rate loans have an initial fixed term of one, three, or five years.  After the initial term, the rate adjustments on First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes.  The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions.

          As part of First Federal of Hazard’s one- to four-family residential lending program, as a customer retention tool we offer existing borrowers who have built up equity in their residences the opportunity to receive an advance of additional funds without refinancing their existing loans with us.  The additional funds are advanced at our then prevailing interest rate, and the rate on the loan is adjusted to a blended rate based on the weighted average rate on the different advances obtained by that borrower.  First Federal of Frankfort offers separate home equity loans (discussed later).

          At June 30, 2007, the Company’s loan portfolio included $101.1 million in adjustable-rate one- to four-family residential mortgage loans, or 68.9%, of the Company’s one- to four-family residential mortgage loan portfolio.

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

          The Banks offer various programs for the purchase and refinance of one- to four-family loans.  Most of these loans have loan-to-value ratios of 80% or less, based on an appraisal provided by a state licensed or certified appraiser.  For owner-occupied properties, the borrower may be able to borrow up to 100% of the value if they secure and pay for private mortgage insurance or they may be able to obtain a second mortgage (at a higher interest rate) in which they borrow up to 90% of the value.  On a rare case-by-case basis, the Boards of Directors of the Banks may approve a loan above the 80% loan-to-value ratio without such enhancements.

          Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use.  On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale.  At June 30, 2007, both banks were participating in a large construction project for a church, the first such project of significant size for either institution.  At June 30, 2007, construction loans totaled $6.7 million, or 3.9%, of our total loan portfolio.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year.  At the end of the construction phase, the loan converts to a permanent mortgage loan.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value.  Funds are disbursed as progress is made toward completion of the construction.

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

          Multi-Family and Nonresidential Loans.  As opportunities arise, we offer mortgage loans secured by multi-family (residential property comprised of five or more units) or nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes.  At June 30, 2007, multi-family and nonresidential loans totaled $1.5 million and $6.9 million, respectively, or 0.9% and 4.1%, respectively, of our total loan portfolio.  We originate multi-family and nonresidential real estate loans for terms of generally 25 years or less.  Loan amounts generally do not exceed 80% of the appraised value unless approved in advance by the board of directors.

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

          Consumer Lending.  Our consumer loans include home equity lines of credit and loans secured by savings deposits.  At June 30, 2007, our consumer loan balance totaled $7.5 million, or 4.4%, of our total loan portfolio.  Of the consumer loan balance at June 30, 2007, $4.3 million were home equity loans and $3.2 million were loans secured by savings deposits.

          Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate and have terms of up to 10 years.  Most of First Federal of Frankfort’s home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage.  First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers.  These loans are not secured by private mortgage insurance.  First Federal of Frankfort’s home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due.  First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%.  Interest rates on these loans can be adjusted monthly.  At June 30, 2007, the total outstanding home equity loans amounted to 2.5% of the Company’s total loan portfolio.

          Loans secured by savings are originated for up to 90% of the depositor’s savings account balance.  The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan.  At June 30, 2007, loans on savings accounts totaled 1.9% of the Company’s total loan portfolio.

          Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in our case, since all of our consumer loans are secured loans.

          Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents.  We currently do not purchase loans.  First Federal of Frankfort began selling fixed-rate loans in April 2004 to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”).  Loan servicing rights are retained on such loans.  At June 30, 2007, $6.8 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

          Loan Approval Procedures and Authority.  Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management.  First Federal of Hazard’s loan committee, consisting of its two senior officers, has authority to approve loans of up to $250,000.  Loans above this amount and loans with non-standard terms such as longer repayment terms or high loan-to-value ratios, must be approved by our Board of Directors.  First Federal of Frankfort’s loan approval process allows for various combinations of experienced bank officers to approve or deny loans which are one- to four-family properties totaling $275,000 or less, church loans of under $150,000, home equity lines of credit of $100,000 or less and loans to individuals whose aggregate borrowings with the Bank is less than $500,000. Loans that do not conform to these criteria must be submitted to the Loan Committee composed of at least four directors, for approval.

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

          Loans to One Borrower.  The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses.  At June 30, 2007, the regulatory limit on loans to one borrower was $3.8 million for First Federal of Hazard and $2.6 million for First Federal of Frankfort.  Neither of the banks had lending relationships in excess of their respective lending limits.

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

          If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability.  As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted.  At June 30, 2007, no commitment losses were reflected in the allowance for loan losses.

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

Investment Activities

          We have legal authority to invest in various types of liquid assets, including U.S. Treasury obligations, securities of various federal agencies and state and municipal governments, mortgage-backed securities and certificates of deposit of federally insured institutions.  We also are required to maintain an investment in FHLB-Cincinnati stock, the level of which is largely dependent on our level of borrowings from the FHLB.

          At June 30, 2007, our investment portfolio consisted primarily of U.S. Government agency securities with maturities of five years or less and mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less.

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

Bank Owned Life Insurance

          First Federal of Frankfort owns several Bank Owned Life Insurance policies totaling $2.3 million at June 30, 2007.  The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Frankfort’s defined benefit retirement plan and First Federal of Frankfort’s health insurance plan.  The lives of certain key Bank employees are insured, and First Federal of Frankfort is the sole beneficiary and will receive any benefits upon the employee’s death.  The policies were purchased from four highly-rated life insurance companies.  The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Frankfort.  The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis.  The growth of the value of the asset will be recorded as other operating income.  Management does not foresee any expense associated with the plan.  Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

          As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes.  Under such limitations, as of June 30, 2007, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $3.7 million and $4.3 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

          According to the Federal Deposit Insurance Corporation, at June 30, 2006, First Federal of Hazard had a deposit market share of 17.6% in Perry County.  Its largest competitors, Peoples Bank & Trust Company of Hazard (approximately $257 million in assets), Community Trust Bank, Inc. (approximately $3.0 billion in assets) and Whitaker Bank (approximately $1.2 billion in assets), have Perry County deposit market shares of 48.9%, 19.7% and 8.6%, respectively.  First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

          First Federal of Frankfort’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments.  First Federal of Frankfort principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff.  First Federal of Frankfort competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies.  First Federal of Frankfort principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers.  In addition, First Federal of Frankfort believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.  Despite First Federal of Frankfort’s small size relative to the many and various other depository and lending institutions in its market area, First Federal of Frankfort usually ranks first with respect to the origination of single-family purchase mortgages made on properties located in Franklin County.  Nevertheless, the level of competition in First Federal of Frankfort’s market area has limited, to a certain extent, the lending opportunities in its market area.

Personnel

          At June 30, 2007, we had 37 full-time employees and no part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Regulation and Supervision

          General.  First Federal of Hazard and First Federal of Frankfort are subject to extensive regulation, examination and supervision by the Office of Thrift Supervision, as their primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of deposits.  First Federal of Hazard and First Federal of Frankfort are each members of the Federal Home Loan Bank System and their deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  First Federal of Hazard and First Federal of Frankfort must each file reports with the Office of Thrift Supervision and the Federal Deposit Insurance Corporation concerning their activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the Office of Thrift Supervision and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal of Hazard’s and First Federal of Frankfort’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.

          Kentucky First and First Federal MHC, as savings and loan holding companies, are required to file certain reports with, and are subject to examination by, and otherwise are required to comply with the rules and regulations of the Office of Thrift Supervision.  Certain of the regulatory requirements that are applicable to First Federal of Hazard, First Federal of Frankfort, Kentucky First and First Federal MHC are described below.  This discussion does not purport to be a complete description of the laws and regulations involved, and is qualified in its entirety by the actual laws and regulations.

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

          The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At June 30, 2007, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

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

          A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter.  Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.”  At June 30, 2007, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

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

          Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, its financial condition and the complexity of its portfolio.

          Insurance of Deposit Accounts.  The Banks’ deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  The FDIC recently amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (“Reform Act”).  Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors.  An institution’s assessment rate depends upon the category to which it is assigned.  Risk category I, which contains the least risky depository institutions, is expected to include more than 90% of all institutions.  Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.  Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV).  The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points.  No institution may pay a dividend if in default of the FDIC assessment.

          The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996.  Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted.  First Federal of Hazard’s and First Federal of Frankfort’s one-time credits are expected to approximate $126,000 and $126,000, respectively.  The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

          In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the calendar year ended June 30, 2007 averaged 1.24 basis points of assessable deposits.

          The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%.  The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007.

          The FDIC has authority to increase insurance assessments.  A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks.  Management cannot predict what insurance assessment rates will be in the future.

          Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.  Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

          Federal Home Loan Bank System.  First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2007, of $2.1 million and $3.3 million, respectively.

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

          Waivers of Dividends by First Federal MHC.  Office of Thrift Supervision regulations require First Federal MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of our dividends from Kentucky First.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. The Office of Thrift Supervision will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form.  Kentucky First has been granted such a waiver.  Dividends paid to shareholders on November 20, 2006, February 16, May 21 and August 20, 2007 were waived by First Federal MHC.

          Conversion of First Federal MHC to Stock Form.  Office of Thrift Supervision regulations permit First Federal MHC to convert from the mutual form of organization to the capital stock form of organization.  In a conversion transaction, a new holding company would be formed as successor to First Federal MHC, its corporate existence would end, and certain depositors of First Federal of Hazard would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than First Federal MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than First Federal MHC own the same percentage of common stock in the new holding company as they owned in us immediately before conversion. Under Office of Thrift Supervision regulations, stockholders other than First Federal MHC would not be diluted because of any dividends waived by First Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event First Federal MHC converts to stock form. The total number of shares held by stockholders other than First Federal MHC after a conversion transaction also would be increased by any purchases by stockholders other than First Federal MHC in the stock offering conducted as part of the conversion transaction.

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

          Federal Taxation.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Each of our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2002. For the 2007 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34%.

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

          State Taxation.Although First Federal MHC and Kentucky First are subject to the Kentucky corporation income tax and state corporation license tax (franchise tax), the corporation license tax is repealed effective for tax periods ending on or after December 31, 2005.  Gross income of corporations subject to Kentucky income tax is similar to income reported for federal income tax purposes except that dividend income, among other income items, is exempt from taxation.  For First Federal MHC and Kentucky First tax years beginning July 1, 2005, the corporations are subject to an alternative minimum income tax.  Corporations must pay the greater of the income tax, the alternative tax or $175.  The corporations can choose between two methods to calculate the alternative minimum; 9.5 cents per $100 of the corporation’s gross receipts, or 75 cents per $100 of the corporation’s Kentucky gross profits.  Kentucky gross profits means Kentucky gross receipts reduced by returns and allowances attributable to Kentucky gross receipts, less Kentucky cost of goods sold.  The corporations, in their capacity as holding companies for financial institutions, do not have a material amount of cost of good sold.  Although the corporate license tax rate is 0.21% of total capital employed in Kentucky, a bank holding company, as defined in Kentucky Revised Statutes 287.900, is allowed to deduct from its taxable capital, the book value of its investment in the stock or securities of subsidiaries that are subject to the bank franchise tax.

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

Item 1A.  Risk Factors

A significant percentage of the Banks’ assets is invested in lower yielding liquid investments.  Our inability to reinvest these assets into higher yielding assets, such as loans, will continue to hinder our ability to be more profitable.

          The reinvestment of our assets into higher yielding assets, such as loans, is contingent upon loan demand remaining somewhat strong.   During the fiscal year ended June 30, 2007, we were successful in reinvesting funds into new loans.  Our loan balances increased by $10.8 million year to year, funded by a $4.0 million reduction in cash and cash equivalents and securities.  The balance of the loan growth was funded primarily by short-term FHLB Advances, which may be repaid with cash flows from investments.  However, for this trend to continue the banks must continue to originate mortgages, which could prove more difficult as various troubles in the real estate market reduce buyers in the market.  However, the Company may benefit from other recent developments in the market, such as less competition from mortgage brokers and improved profitability in the rental housing market (also a significant source of loans for the Company).  If the Company is unable to reinvest the cash flows from lower yielding investments into higher yielding assets, such as loans, or repay higher costing funding sources, then our net interest income could continue to suffer.

We may not be able to achieve sufficient growth in our retail franchise to allow us to achieve the anticipated benefits of our merger with Frankfort First Bancorp.

          We intend to efficiently utilize excess liquidity at either Bank or Kentucky First by buying and selling whole loans or participations in loans between First Federal of Hazard and First Federal of Frankfort, with the originating bank retaining servicing of any loans sold, or by making deposits into accounts at either bank, subject to regulatory limitations, in order to maximize the potential earnings of each bank.  This strategy will not succeed if we do not maintain sufficient loan demand at First Federal of Frankfort or sufficient deposit growth at First Federal of Hazard.  At June 30, 2007, Frankfort First had total real estate loans of $117.6 million, compared to $118.8 million at June 30, 2006, a decrease of approximately $1.2 million, or 1.0%.  Loans sold by First Federal of Frankfort to First Federal of Hazard were $21.4 million and $8.9 million at June 30, 2007 and 2006, respectively.  At June 30, 2007, Federal of Hazard had total deposits of $84.4 million, compared to total deposits of $81.9 million at June 30, 2006, an increase of $2.5 million, or 3.1%.  There can be no assurance as to if or when this strategy can be accomplished.  In an attempt to increase the overall interest rate spread of the combined company, management may adopt strategies that result in decreases in the assets and/or liabilities of either or both Banks.

Rising interest rates may hurt our profits and asset values.

          If interest rates continue to rise, our net interest income would likely decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities,  increases more quickly than interest income earned on interest-earning assets, such as loans and investments.   In addition, a continuation of rising interest rates may hurt our income because of reduced demand for new loans, the demand for refinancing loans and the interest and fee income earned on new loans and refinancings.  At June 30, 2007, in the event of an instantaneous and permanent 200 basis point increase in interest rates, our net portfolio value, which represents the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities, would be expected to decrease by approximately 16%.  While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

          Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio.  Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates.  Unrealized gains and losses on securities available for sale are reported as separate components of equity.  Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity.

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

          Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2007, our return on average equity was 1.41%.  Over time, we intend to leverage our capital by continued investment in higher-yielding assets, such as loans.  We also intend to continue managing excess capital through our stock repurchase program, which has been successful, given relatively low market prices of the Company’s common stock.  However, this program could be curtailed or rendered less effective if the market price of our stock increases, or if the Company’s liquid funds are deployed elsewhere.  Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained.  Consequently, you should not expect a competitive return on average equity in the near future.  Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

Additional annual employee compensation and benefit expenses may reduce our profitability and stockholders’ equity.

          We will continue to recognize employee compensation and benefit expenses for employees and executives under our benefit plans.  With regard to  the employee stock ownership plan, applicable accounting practices require that the expense be based on the fair market value of the shares of common stock at specific points in the future, therefore we will recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts.  We will also recognize expenses for restricted stock awards and options over the vesting periods of those awards.  In addition, employees of both subsidiary Banks participate in a defined-benefit plan through Pentegra.  Costs associated with the defined-benefit plans could increase or legislation could be enacted that would increase the Banks’ obligations under the plan or change the methods the Banks use in accounting for the plans.  Those changes could adversely affect personnel expense and the Company’s balance sheet.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

          We conduct our business through four offices.  The following table sets forth certain information relating to our offices at June 30, 2007.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2007	Approximate Square Footage

	(Dollars in thousands)
First Federal of Hazard	1960	Owned	$—	15,000
Main Office:
479 Main Street
Hazard, Kentucky 41701
First Federal of Frankfort	2005	Owned	$1,407	14,000
Main Office:
216 West Main Street
Frankfort, Kentucky 40601
East Branch	2005	Owned	$551	1,800
1980 Versailles Road
Frankfort, Kentucky 40601
West Branch	2005	Owned	$530	2,480
1220 US 127 South
Frankfort, Kentucky 40601

          The net book value of our investment in premises and equipment was $2.8 million at June 30, 2007.  See Note E of Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          (a)     The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2007 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

          (b)     Not applicable.

          (c)     The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2007.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2007	28,000	$10.16	28,000	96,000
Beginning date: April 1
Ending date: April 30
May 2007	27,500	$10.14	27,500	68,500
Beginning date: May 1
Ending date: May 31
June 2007	28,500	$10.15	28,500	40,000
Beginning date: June 1
Ending date: June 30
Total	84,000	$10.15	84,000	40,000

(1)

On March 13, 2007, the Company announced a program to repurchase up to 150,000 shares of its Common Stock.  This program was completed on August 17, 2007 when the Company completed the repurchase of substantially all shares authorized under this program and on that same date announced another program to repurchase up to 150,000 shares of its Common Stock.

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

Item 9B.  Other Information

          Not Applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

          The information contained under the sections captioned “Proposal I -- Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Company’s definitive proxy statement for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

          Kentucky First has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers and employees.  To obtain a copy of this document at no charge, please write to Kentucky First Federal Bancorp, P.O. Box 535, Frankfort, Kentucky 40602-0535, or call toll-free (888) 818-3372 and ask for Investor Relations.

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

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2007.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	339,200	$10.10	82,016
Equity compensation plans not approved by security holders	—	—	—

Total	339,200	$10.10	82,016

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

Report of Independent Registered Public Accounting Firm

Consolidated Statements of Financial Condition as of June 30, 2007 and 2006
Consolidated Statements of Earnings for the Years Ended June 30, 2007, 2006 and 2005
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended June 30, 2007, 2006 and 2005
Consolidated Statements of Cash Flows for the Years Ended June 30, 2007, 2006 and 2005
Notes to Consolidated Financial Statements

(2)

Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1	Charter of Kentucky First Federal Bancorp*
3.2	Bylaws of Kentucky First Federal Bancorp*
4.1	Specimen Stock Certificate of Kentucky First Federal Bancorp*
10.1	Form of First Federal Savings and Loan Association of Hazard Employee Stock Ownership Plan and Trust Agreement*†
10.2	Form of ESOP Loan Documents*†
10.3	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings Bank of Frankfort and Don D. Jennings*†
10.4	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings Bank of Frankfort and R. Clay Hulette*†
10.5	Form of Employment Agreement between First Federal Savings Bank of Frankfort and Danny A. Garland*†
10.6	Form of Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl*†
10.7	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings and Loan Association of Hazard and Tony D. Whitaker*†
10.8	Form of First Federal Savings and Loan Association of Hazard Supplemental Executive Retirement Plan*†
10.9	Form of First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan*†
10.10	Form of First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan*†
13	Annual Report to Stockholders
21	Subsidiaries
23.1	Consent of BKD LLP
23.2	Consent of Grant Thornton LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†	Management contract or compensation plan or arrangement.
*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2007	By:	/s/ Tony D. Whitaker

Tony D. Whitaker
Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony D. Whitaker	September 28, 2007

Tony D. Whitaker
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2007

R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Don D. Jennings	September 28, 2007

Don D. Jennings
Director

/s/ Stephen G. Barker	September 28, 2007

Stephen G. Barker
Director

/s/ William D. Gorman	September 28, 2007

William D. Gorman
Director

/s/ Walter G. Ecton, Jr.	September 28, 2007

Walter G. Ecton, Jr.
Director

/s/ David R. Harrod	September 28, 2007

David R. Harrod
Director

/s/ Herman D. Regan, Jr.	September 28, 2007

Herman D. Regan, Jr.
Director