Form 10-Q
period 2007-09-30
Kentucky First Federal Bancorp
filed 2007-11-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

Commission File Number:	0-51176

KENTUCKY FIRST FEDERAL BANCORP
(Exact name of registrant as specified in its charter)

United States of America	61-1484858
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

479 Main Street, Hazard, Kentucky 41702
(Address of principal executive offices)(Zip Code)

(606) 436-3860
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past ninety days: Yes [ X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 11, 2007, the latest practicable date, the Corporation had 8,154,548 shares of $.01 par value common stock outstanding.

INDEX
			Page
PART I -	ITEM 1	FINANCIAL INFORMATION

		Consolidated Statements of Financial Condition	3

		Consolidated Statements of Earnings	4

		Consolidated Statements of Comprehensive Income	5

		Consolidated Statements of Cash Flows	6

		Notes to Consolidated Financial Statements	8

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of
		Operations	13

	ITEM 3	Quantitative and Qualitative Disclosures
		About Market Risk	17

	ITEM 4	Controls and Procedures	17

PART II -	OTHER INFORMATION		18

SIGNATURES			19

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

September 30,		June 30,
ASSETS	2007	2007
(Unaudited)
Cash and due from banks	$1,074	$1,179
Interest-bearing deposits in other financial institutions	168	1,541
Cash and cash equivalents	1,242	2,720

Interest-bearing deposits	100	100
Available-for-sale securities	13,323	13,298
Held-to-maturity securities, at amortized cost- approximate	59,146	59,606
fair value of $57,861 and $57,835 at September 30, 2007
and June 30, 2007, respectively
Loans receivable	172,045	166,876
Allowance for loan losses	(720)	(720)
Loans receivable-net	171,325	166,156

Real estate acquired through foreclosure	8	8
Office premises and equipment - at depreciated cost	2,727	2,762
Federal Home Loan Bank stock - at cost	5,421	5,421
Accrued interest receivable	1,224	935
Bank-owned life insurance	2,277	2,256
Goodwill	14,507	14,507
Other intangible assets	579	612
Prepaid expenses and other assets	255	276
Prepaid federal income taxes	376	259

Total assets	$272,510	$268,916

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$139,851	$139,893
Advances from the Federal Home Loan Bank	68,738	65,132
Advances by borrowers for taxes and insurance	505	343
Accrued interest payable	498	365
Deferred federal income taxes	916	930
Other liabilities	1,070	808
Total liabilities	211,578	207,471

Commitments	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par
value; no shares issued	-	-
Common stock, 20,000,000 shares authorized $.01
par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,488	35,459
Retained earnings	32,430	32,291
Shares acquired by stock benefit plans	(3,013)	(3,013)
Treasury shares at cost, 377,530 and 299,430 shares at September 30, 2007
and June 30, 2007, respectively	(3,873)	(3,091)
Accumulated other comprehensive loss	(186)	(287)
Total shareholders’ equity	60,932	61,445

Total liabilities and shareholders’ equity	$272,510	$268,916

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Three months ended
	September 30,
	2007	2006
Interest income
Loans	$2,565	$2,395
Mortgage-backed securities	174	205
Investment securities	505	504
Interest-bearing deposits and other	100	113
Total interest income	3,344	3,217

Interest expense
Deposits	1,306	1,108
Borrowings	787	681
Total interest expense	2,093	1,789

Net interest income	1,251	1,428

Provision for losses on loans	-	-

Net interest income after provision for
losses on loans	1,251	1,428

Other operating income
Earnings on bank-owned life insurance	21	20
Loss on sale of real estate acquired through foreclosure	-	(10)
Other operating	24	26
Total other income	45	36

General, administrative and other expense
Employee compensation and benefits	766	803
Occupancy and equipment	80	86
Franchise taxes	39	44
Data processing	35	35
Other operating	157	150
Total general, administrative and other expense	1,077	1,118

Earnings before income taxes	219	346

Federal income taxes
Current	36	49
Deferred	31	63
Total federal income taxes	67	112

NET EARNINGS	$152	$234

EARNINGS PER SHARE
Basic	$0.02	$0.03
Diluted	$0.02	$0.03

DIVIDENDS PER SHARE	$0.10	$0.10

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(In thousands)

	Three months ended
	September 30,
	2007	2006
Net earnings	$152	$234

Other comprehensive income, net of taxes (benefits):
Unrealized holding gains (losses) on securities during
the period, net of taxes (benefits) of $52
and $91 during the respective periods	101	175

Comprehensive income	$253	$409

Accumulated comprehensive loss	$(186)	$(361)

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the three months ended September 30,
(Unaudited)
(In thousands)

	2007	2006
Cash flows from operating activities:
Net earnings for the period	$152	$234
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities – net	1	(3)
Amortization of deferred loan origination fees	(7)	(1)
Amortization of purchase accounting adjustments-net	(100)	(102)
Depreciation and amortization	36	37
Amortization of stock benefit plans	137	150
Loss on sale of real estate acquired through foreclosure	-	10
Federal Home Loan Bank stock dividends	-	(76)
Bank-owned life insurance earnings	(21)	(20)
Mortgage loans originated for sale	(80)	-
Proceeds from sale of mortgage loans	80	-
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(289)	(219)
Prepaid expenses and other assets	21	3
Accrued interest payable	133	279
Other liabilities	65	616
Federal income taxes
Current	131	8
Deferred	(66)	63
Net cash provided by operating activities	193	979

Cash flows provided by (used in) investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	459	692
Available for sale	128	89
Proceeds from sale of real estate acquired through foreclosure	-	76
Loan principal repayments	12,391	6,578
Loan disbursements	(17,553)	(12,016)
Purchase of office equipment	(1)	-
Net used in investing activities	(4,576)	(4,581)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	50	(4,333)
Proceeds from Federal Home Loan Bank advances	6,850	22,400
Repayment of Federal Home Loan Bank advances	(3,111)	(14,308)
Advances by borrowers for taxes and insurance	161	130
Dividends paid on common stock	(263)	(380)
Purchase of shares for treasury	(782)	(425)
Net cash provided by financing activities	2,905	3,084

Net decrease in cash and cash equivalents	(1,478)	(518)

Cash and cash equivalents at beginning of period	2,720	2,294

Cash and cash equivalents at end of period	$1,242	$1,776

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the three months ended September 30,
(Unaudited)
(In thousands)

	2007	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes-net	$-	$41
Interest on deposits and borrowings	$2,061	$1,510

Transfers from loans to real estate acquired
through foreclosure, net	$-	$43

See Notes to Consolidated Financial Statements

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended September 30, 2007 and 2006

On March 2, 2005, First Federal Savings and Loan Association of Hazard (“First Federal of Hazard” or the “Association”) completed a Plan of Reorganization (the “Plan” or the “Reorganization”) pursuant to which the Association reorganized into the mutual holding company form of ownership with the incorporation of a stock holding company, Kentucky First Federal Bancorp (the “Company”) as parent of the Association. Coincident with the Reorganization, the Association converted to the stock form of ownership, followed by the issuance of all the Association’s outstanding stock to Kentucky First Federal Bancorp. Completion of the Plan of Reorganization culminated with Kentucky First Federal Bancorp issuing 4,727,938 common shares, or 55% of its common shares, to First Federal Mutual Holding Company (“First Federal MHC”), a federally chartered mutual holding company, with 2,127,572 common shares, or 24.8% of its shares offered for sale at $10.00 per share to the public and a newly formed Employee Stock Ownership Plan (“ESOP”). The Company received net cash proceeds of $16.1 million from the public sale of its common shares. The Company’s remaining 1,740,554 common shares were issued as part of the $31.4 million cash and stock consideration paid for 100% of the common shares of Frankfort First Bancorp (“Frankfort First”) and its wholly-owned subsidiary, First Federal Savings Bank of Frankfort (“First Federal of Frankfort”). The acquisition was accounted for using the purchase method of accounting and resulted in the recordation of goodwill and other intangible assets totaling $15.4 million.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2007, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2007, has been derived from the audited consolidated balance sheet as of that date.

2. Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Frankfort (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation.

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

For the three month periods ended September 30, 2007 and 2006

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended September 30, 2007 and 2006

4. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released. Weighted average common shares deemed outstanding give effect to 301,262 unallocated ESOP shares for the three-month period ended September 30, 2007, and 319,152 unallocated ESOP shares for the three-month period ended September 30, 2006.

	Three months ended
	September 30,
	2007	2006
Weighted-average common shares outstanding (basic)	7,817,377	8,064,841
Dilutive effect of assumed exercise of stock options	-	5,865
Weighted-average common shares outstanding (diluted)	7,817,377	8,070,706

There were 339,200 unexercised options representing non-dilutive shares outstanding for the three month period ended September 30, 2007.

5. Recent Accounting Pronouncements

The Company or one of its subsidiaries files income tax returns in the U.S. federal and Kentucky jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local examinations by tax authorities for years before 2005.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109, on July 1, 2007. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The adoption of FIN 48 resulted in a $250,000 increase to the beginning balance of retained earnings, with no impact on the results of operations of the Company.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended September 30, 2007 and 2006

5. Recent Accounting Pronouncements (continued)

The following financial statement line items for the quarter ended September 30, 2007 were affected by the change in accounting principle.

	September 30, 2007 (in thousands)
	As Computed Pre- As Reported Under
	FIN 48	FIN 48	Effect of Change
Balance Sheet
Refundable income taxes	$126	$376	$250
Retained earnings	32,180	32,430	250

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of July 1, 2008. We are currently evaluating the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). FAS 157 enhances existing guidance for measuring assets and liabilities using fair value. Prior to the issuance of FAS 157, guidance for applying fair value was incorporated in several accounting pronouncements. FAS 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS 157, fair value measurements are disclosed by level within that hierarchy. While FAS 157 does not add any new fair value measurements, it does change current practice. Changes to practice include: (1) a requirement for an entity to include its own credit standing in the measurement of its liabilities; (2) a modification of the transaction price presumption; (3) a prohibition on the use of block discounts when valuing large blocks of securities for broker-dealers and investment companies; and (4) a requirement to adjust the value of restricted stock for the effect of the restriction even if the restriction lapses within one year. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, or July 1, 2008 and interim periods within those fiscal years. We are currently evaluating the potential impact of adopting FAS 157 on our financial statements.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three month periods ended September 30, 2007 and 2006

5. Recent Accounting Pronouncements (continued)

In September 2006, the FASB ratified a consensus opinion by the EITF on EITF Issue 06-5, Accounting for Purchases of Life Insurance-Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). The issue requires policy holders to consider other amounts included in the contractual terms of an insurance policy, in addition to cash surrender value, for purposes of determining the amount that could be realized under the terms of the insurance contract. If it is probable that contractual terms would limit the amount that could be realized under the insurance contract, those contractual limitations should be considered when determining the realizable amounts. The amount that could be realized under the insurance contract should be determined on an individual policy (or certificate) level and should include any amount realized on the assumed surrender of the last individual policy or certificate in a group policy.

The Company holds several life insurance policies, however, the policies do not contain any provisions that would restrict or reduce the cash surrender value of the policies. The consensus in EITF Issue 06-5 is effective for fiscal years beginning after December 15, 2006. The application of this guidance did not have a material adverse effect on the Company’s financial position or results of operations.

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

Discussion of Financial Condition Changes from June 30, 2007 to September 30, 2007

Assets: At September 30, 2007, the Company’s assets totaled $272.5 million, an increase of $3.6 million, or 1.3%, from total assets at June 30, 2007. The primary reason for the growth in assets was an increase of $5.2 million, or 3.1%, in loans receivable, which increased to $171.3 million at September 30, 2007. The increase in loans receivable was composed primarily of variable rate real estate mortgage loans and was primarily funded by an increase in short-term Federal Home Loan Bank advances. It is anticipated that such advances will be repaid as the Company’s short-term, lower-yielding investment securities mature over the next three years. Management has emphasized the origination and retention of adjustable rate mortgage loans and, as the ability to make such loans changes with market conditions, believes it is prudent to continue to originate such loans with the funding that is available.

Cash and cash equivalents: Cash and cash equivalents decreased by $1.5 million or 54.3%. It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible. Cash was drawn down to partially fund the overall increase in loans which is discussed more fully under “Loans.”

Loans: Loans receivable, net, increased to $171.3 million at September 30, 2007, an increase of $5.2 million or 3.1% compared to the June 30, 2007, level. Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company. The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Assets: At September 30, 2007, the Company had approximately $1.2 million, or 0.7% of net loans, in loans 90 days or more past due, compared to $968,000, or 0.6%, of net loans at June 30, 2007. At September 30, 2007, the Company’s allowance for loan losses of $720,000 represented 60.2% of nonperforming loans and 0.4% of total loans.

The Company had $1.5 million in loans classified as substandard for regulatory purposes at September 30, 2007. On a percentage basis, classified loans remained a constant 0.9% of net loans at June 30, 2007 and at September 30, 2007. Substandard assets included 31 single-family home loans with loan-to-value ratios (percentage of loan balance to the value of the loan’s collateral based on the original or an updated appraisal) ranging from 10% to approximately 100%; two mortgage loans (first and second) secured by a duplex (with an overall 70% loan-to-value ratio), and one single-family home acquired through foreclosure. The real estate acquired through foreclosure had a recorded investment and an estimated fair value of $8,000.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2007 to September 30, 2007 (continued)

Non-Performing Assets (continued) At September 30, 2007, the Company had $698,000 in loans classified as special mention. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. At September 30, 2007, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities: At September 30, 2007, the Company’s investment and mortgage-backed securities had decreased $435,000 or 0.6% to $72.6 million. This decrease was due primarily to the repayment of principal on mortgage-backed securities, which were partially offset by a net increase of $25,000 in the market value of investments and mortgage-backed securities held as available for sale. Approximately $47.9 million of the Company’s investment and agency securities are scheduled to mature within the next three years.

Liabilities: At September 30, 2007, the Company’s liabilities totaled $211.6 million, an increase of $4.1 million, or 2.0%, from total liabilities at June 30, 2007. The increase in liabilities was attributed primarily to a $3.6 million, or 5.5%, increase in Federal Home Loan Bank advances, which increased to $68.7 million at September 30, 2007. Of these borrowings, approximately $24.1 million were short-term advances which reprice no less frequently than monthly. Such advances were utilized to fund the increase in loans during the period. Deposits totaled $139.9 million at September 30, 2007 and June 30, 2007. In previous quarters deposits had decreased partially in response to increases in market interest rates. At times, the Company has chosen not to meet market rates if the deposits cannot be invested profitably in interest-earning assets. In September 2007 the Federal Open Market Committee reduced the Fed Funds Rate (the rate that banks charge each other for overnight borrowings) by 50 basis points (“bps”) In October 2007 the same body reduced the rate another 25 bps. As stated previously, management anticipates reducing the level of Federal Home Loan Bank advances as lower-yielding investment securities mature over the next three years.

Shareholders’ Equity: At September 30, 2007, the Company’s shareholders’ equity totaled $60.9 million, a decrease of $513,000 or 0.8% from the June 30, 2007 total. The primary reason for the decrease in shareholders’ equity was the acquisition of $782,000 of treasury shares at an average cost of $10.02 per share.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2007 and 2006

General

Net earnings totaled $152,000 for the three months ended September 30, 2007, a decrease of $82,000, or 35.5% from the $234,000 in net earnings for the same period in 2006. The decrease was primarily attributable to a decline in net interest income.

Net Interest Income

Net interest income declined $177,000 or 12.5% to $1.3 million for the three month period ended September 30, 2007, compared to the 2006 period. The decrease in net interest income was due primarily to increased cost of funds. Although interest income increased by $127,000, or 3.9%, to $3.3 million for the three month period ended September 30, 2007, interest expense increased $304,000 or 17.1% to $2.1 million for the same period. The increase in interest expense was attributable to increased costs for both deposits and advances.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three month Periods Ended September 30, 2007 and 2006 (continued)

Net Interest Income (continued)

The increase in interest income was attributed primarily to an increase in the volume of loans receivable. Interest income from loans increased $170,000 or 7.1% to $2.6 million for the three month period just ended. The average balance of loans receivable increased $709,000 or 7.4% to $169.0 million for the 2007 period compared to the prior year three month period, while the average rate earned on loans receivable decreased only 2 bps to 6.07% for the recently ended quarter.

Interest expense on deposits increased $198,000 or 17.9% to $1.3 million, and interest expense on advances increased $106,000, or 15.7%, to $787,000 for the three-month 2007 period compared to the prior year three-month period. The increase in interest expense on deposits was due to an increase in the average rate paid on deposits, as the average balance of deposits outstanding declined for the respective three month periods. The average rate paid on deposits increased 62 bps to 3.73% for the three month period ended September 30, 2007, while the average balance outstanding declined 1.5% to $139.9 million for the current period ended. The increase in interest expense on advances was attributable both to increases in the average balance outstanding and the average rate paid on those advances. The average balance of advances outstanding increased $7.4 million, or 12.8%, to $65.4 million for the three month period ended September 30, 2007. The average rate paid on advances increased by 12 bps to 4.82% for the 2007 three month period. Net interest margin decreased by 34 bps to 2.01% for the three months ended September 30, 2007, compared to 2.35% for the comparable 2006 period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded no provision for losses on loans either of the three months ended September 30, 2007 or 2006. The lack of a provision for the periods was influenced by the relatively stable level of nonperforming loans discussed above (See “Critical Accounting Policies” and “Nonperforming Assets”). There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $45,000 for the three months ended September 30, 2007, an increase of $9,000 from the same period in 2006. The increase is attributable primarily to the absence of a 2006 loss on sale of real estate acquired through foreclosure of $10,000, which did not reoccur in 2007.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three month Periods Ended September 30, 2007 and 2006 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $1.1 million for the three months ended September 30, 2007, a decrease of $41,000, or 3.7%, compared to the same period in 2006. This decrease was primarily due to a decrease in employee compensation and benefits. Employee salaries decreased approximately $26,000 or 6.1% from the three month period ended September 30, 2006 to the recently ended quarter, which was primarily the result of retirements. Expenses recognized for the Company’s Equity Incentive Plan also decreased by approximately $12,000 or 11.2% from period to period.

Federal Income Taxes

The provision for federal income taxes totaled $67,000 for the three months ended September 30, 2007, a decrease of $45,000, or 40.2%, compared to the same period in 2006. The effective tax rates were 30.7% and 32.4% for the three month periods ended September 30, 2007 and 2006, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Form 10-K filed September 28, 2007.

ITEM 4: Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. During the quarterly period ended September 30, 2007, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2007.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs
July 1-31, 2007	13,000	$10.15	13,000	27,000
August 1-31, 2007	42,000	$9.92	42,000	132,500
September 1-30, 2007	23,100	$10.08	23,100	109,400

(1) On March 13, 2007, the Company announced a program to repurchase up to 150,000 shares of its Common Stock. This program was terminated on August 17, 2007 when the Company completed the repurchase of substantially all shares authorized under this program, and announced another program to repurchase up to 150,000 shares of its Common Stock.

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2007	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	November 14, 2007	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer