Form 10-Q
period 2007-12-31
Kentucky First Federal Bancorp
filed 2008-02-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2007

OR

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from	to

Commission File Number:	0-51176

KENTUCKY FIRST FEDERAL BANCORP
(Exact name of registrant as specified in its charter)

United States of America	61-1484858
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller Reporting Company	X
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 9, 2008, the latest practicable date, the Corporation had 7,692,164 shares of $.01 par value common stock outstanding.

INDEX
			Page
PART I -	ITEM 1	FINANCIAL INFORMATION

		Statements of Financial Condition	3

		Statements of Earnings	4

		Statements of Comprehensive Income	5

		Statements of Cash Flows	6

		Notes to Financial Statements	8

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of
		Operations	13

	ITEM 3	Quantitative and Qualitative Disclosures
		About Market Risk	18

	ITEM 4	Controls and Procedures	18

PART II -	OTHER INFORMATION		19

SIGNATURES			21

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	December 31,	June 30,
ASSETS	2007	2007
	(Unaudited)
Cash and due from banks	$918	$1,179
Interest-bearing deposits in other financial institutions	1,242	1,541
Cash and cash equivalents	2,160	2,720

Interest-bearing deposits	100	100
Available-for-sale securities	13,457	13,298
Held-to-maturity securities, at amortized cost - approximate	48,764	59,606
fair value of $48,136 and $57,835 at
December 31, and June 30, 2007, respectively
Loans available for sale	124	-
Loans receivable	175,007	166,876
Allowance for loan losses	(655)	(720)
	174,352	166,156
Real estate acquired through foreclosure	35	8
Office premises and equipment - at depreciated cost	2,780	2,762
Federal Home Loan Bank stock - at cost	5,421	5,421
Accrued interest receivable	865	935
Bank-owned life insurance	2,299	2,256
Goodwill	14,507	14,507
Intangible assets-net	546	612
Prepaid expenses and other assets	248	276
Prepaid federal income taxes	453	259

Total assets	$266,111	$268,916

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$136,991	$139,893
Advances from the Federal Home Loan Bank	66,146	65,132
Advances by borrowers for taxes and insurance	31	343
Accrued interest payable	321	365
Deferred federal income taxes	1,043	930
Other liabilities	762	808
Total liabilities	205,294	207,471

Commitments	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par
value; no shares issued	-	-
Common stock, 20,000,000 shares authorized $.01
par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,776	35,459
Retained earnings	32,327	32,291
Shares acquired by stock benefit plans	(2,827)	(3,013)
Treasury shares at cost, 437,830 and 299,430 shares at December 31	(4,480)	(3,091)
and June 30, 2007, respectively
Accumulated other comprehensive loss	(65)	(287)
Total shareholders’ equity	60,817	61,445

Total liabilities and shareholders’ equity	$266,111	$268,916

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Six months ended		Three months ended
	December 31,		December 31,
	2007	2006	2007	2006
Interest income
Loans	$5,204	$4,820	$2,639	$2,425
Mortgage-backed securities	342	401	168	196
Investment securities	986	1,000	481	496
Interest-bearing deposits and other	205	187	105	74
Total interest income	6,737	6,408	3,393	3,191

Interest expense
Deposits	2,589	2,230	1,283	1,122
Borrowings	1,584	1,422	797	741
Total interest expense	4,173	3,652	2,080	1,863

Net interest income	2,564	2,756	1,313	1,328

Provision for losses on loans	-	-	-	-

Net interest income after provision for losses on loans	2,564	2,756	1,313	1,328

Other operating income
Earnings on bank-owned life insurance	43	41	22	21
Loss on sale of real estate acquired through foreclosure	-	(6)	-	4
Other operating	45	48	21	22
Total other income	88	83	43	47

General, administrative and other expense
Employee compensation and benefits	1,490	1,582	724	779
Occupancy and equipment	169	165	89	79
Franchise taxes	78	86	39	42
Data processing	72	69	37	34
Other operating	314	293	157	143
Total general, administrative and other expense	2,123	2,195	1,046	1,077

Earnings before income taxes	529	644	310	298

Federal income taxes
Current	69	75	33	26
Deferred	97	131	66	68
Total federal income taxes	166	206	99	94

NET EARNINGS	$363	$438	$211	$204

EARNINGS PER SHARE
Basic	$0.05	$0.06	$0.03	$0.03
Diluted	$0.05	$0.06	$0.03	$0.03

DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(In thousands)

	Six months ended		Three months ended
	December 31,		December 31,
	2007	2006	2007	2006
Net earnings	$363	$438	$211	$204

Other comprehensive income, net of taxes (benefits):
Unrealized holding gains (losses) on securities during
the period, net of taxes (benefits) of $114, $109, $62
and $19 during the respective periods	222	212	121	37

Comprehensive income	$585	$650	$332	$241

Accumulated comprehensive loss	$(65)	$(324)	$(65)	$(324)

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31,
(Unaudited)
(In thousands)
	2007	2006
Cash flows from operating activities:
Net earnings for the period	$363	$438
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities – net	(2)	(6)
Amortization of deferred loan origination fees	(19)	(9)
Amortization of purchase accounting adjustments-net	(200)	(206)
Depreciation and amortization	72	75
Amortization of stock benefit plans	279	331
(Gain) loss on sale of real estate acquired through foreclosure	-	6
Provision for losses on loans	-	-
Federal Home Loan Bank stock dividends	-	(157)
Bank-owned life insurance earnings	(43)	(41)
Mortgage loans originated for sale	(380)	(209)
Gain on sale of loans	(3)	(3)
Proceeds from sale of mortgage loans	259	216
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	70	(15)
Prepaid expenses and other assets	28	(52)
Accrued interest payable	(44)	42
Other liabilities	178	(679)
Federal income taxes
Current	(57)	(75)
Deferred	113	131
Net cash provided by (used in) operating activities	614	(213)

Cash flows provided by (used in) investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	10,843	3,328
Available for sale	177	197
Proceeds from sale of real estate acquired through foreclosure	-	144
Loan principal repayments	20,612	11,765
Loan disbursements	(28,816)	(18,805)
Purchase of office equipment	(90)	(13)
Net cash provided by (used in) investing activities	2,726	(3,384)

Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(2,902)	(2,247)
Proceeds from Federal Home Loan Bank advances	20,100	46,050
Repayment of Federal Home Loan Bank advances	(18,820)	(38,809)
Advances by borrowers for taxes and insurance	(312)	(327)
Dividends paid on common stock	(577)	(632)
Purchase of shares for treasury	(1,389)	(1,015)
Purchase of common stock for Equity Incentive Plan	-	-
Net cash provided by (used in) financing activities	(3,900)	3,020

Net decrease in cash and cash equivalents	(560)	(472)

Cash and cash equivalents at beginning of period	2,720	2,294

Cash and cash equivalents at end of period	$2,160	$1,822

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended December 31,
(Unaudited)
(In thousands)

	2006	2006
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$110	$150
Interest on deposits and borrowings	$4,418	$3,816

Transfers from loans to real estate acquired
through foreclosure, net	$27	$107

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2007 and 2006

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2007, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2007 has been derived from the audited consolidated balance sheet as of that date.

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

For the six- and three-month periods ended December 31, 2007 and 2006

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2007 and 2006

4. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released. Weighted average common shares deemed outstanding give effect to 301,262 unallocated ESOP shares for the six- and three-month periods ended December 31, 2007, and 319,152 unallocated ESOP shares for the six- and three-month periods ended December 31, 2006.

	Six months ended	Three months ended
	December 31, 2007	December 31, 2007
Weighted-average common shares outstanding (basic)	7,781,376	7,745,436
Dilutive effect of assumed exercise of stock options	-	-
Weighted-average common shares outstanding (diluted)	7,781,376	7,745,436

	Six months ended	Three months ended
	December 31, 2006	December 31, 2006
Weighted-average common shares outstanding (basic)	8,161,113	8,178,356
Dilutive effect of assumed exercise of stock options	-	-
Weighted-average common shares outstanding (diluted)	8,161,113	8,178,356

There were 339,200 and 347,600 unexercised options representing non-dilutive shares outstanding for the six- and three-month periods ended December 31, 2007 and 2006, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the six- and three-month periods ended December 31, 2007 and 2006

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

The following financial statement line items for the six months ended December 31, 2007 were affected by the change in accounting principle.

	December 31, 2007 (in thousands)
	As Computed Pre-	As Reported Under
	FIN 48	FIN 48	Effect of Change
Balance Sheet
Refundable income taxes	$203	$453	$250
Retained earnings	32,077	32,327	250

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

For the six- and three-month periods ended December 31, 2007 and 2006

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

6. Commitments

As of December 31, 2007, loan commitments and unused lines of credit totaled $12.7 million, including $2.3 million in undisbursed construction loans, $923,000 in one- to four-family mortgage loans and $9.5 million in lines of credit secured by equity in real property.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
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

Discussion of Financial Condition Changes from June 30, 2007 to December 31, 2007

Assets: At December 31, 2007, the Company’s assets totaled $266.1 million, a decrease of $2.8 million, or 1.0%, from total assets at June 30, 2007. The primary reason for the decrease in assets was the maturity and/or call of $10.8 million, or 18.2%, of held-to-maturity securities, which decreased to $48.8 million at December 31, 2007. Somewhat offsetting the decrease in held-to-maturity securities was an increase of $8.2 million, or 4.9%, in loans receivable. It is management’s intention to deploy maturing or called investments into mortgage loans to the extent possible.

Cash and cash equivalents: Cash and cash equivalents decreased by $560,000 or 20.6%. It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible.

Loans: Loans receivable, net, increased to $174.4 million at December 31, 2007, an increase of $8.2 million or 4.9%. Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company. The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Loans: At December 31, 2007, the Company had approximately $1.0 million, or 0.6% of net loans, in loans 90 days or more past due, compared to $968,000, or 0.6%, of net loans at June 30, 2007. At December 31, 2007, the Company’s allowance for loan losses of $655,000 represented 62.7% of nonperforming loans and 0.4% of total loans.

The Company had $1.7 million in loans classified as substandard for regulatory purposes at December 31, 2007. Classified loans as a percentage of net loans was 1.0% and 0.9% at December 31, 2007 and June 30, 2007, respectively. Substandard assets included 31 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 11% to 98%*; three home equity lines of credit secured by single-family homes; and four single-family homes acquired through foreclosure (with an aggregate fair value of $35,000). At December 31, 2007, the Company had $695,000 in loans classified as special mention. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. *Of the substandard assets, one loan exceeded a 90% loan-to-value ratio and that loan is covered by private mortgage insurance.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2007 to December 31, 2007 (continued)

Non-Performing Loans (continued)
At December 31, 2007, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities: At December 31, 2007, the Company’s investment and mortgage-backed securities had decreased $10.7 million or 14.6% to $62.2 million. This decrease was due primarily to the maturity and/or call of $10.0 million of investment securities and repayment of principal on mortgage-backed securities which was partially offset by a net increase of $159,000 in the market value of investments and mortgage-backed securities held as available for sale. Since December 31, 2007, $11.0 million in investments have been called. Excluding those investments which have been called, approximately $35.9 million of the Company’s investment and agency securities are scheduled to mature within the next three years.

Liabilities: At December 31, 2007, the Company’s liabilities totaled $205.3 million, a decrease of $2.2 million, or 1.1%, from total liabilities at June 30, 2007. The decrease in liabilities was attributed primarily to a $2.9 million, or 2.1%, decrease in deposits, which decreased to $137.0 million at December 31, 2007. Somewhat offsetting the decrease in deposits was an increase of $1.0 million or 1.6%, in Federal Home Loan Bank advances, which totaled $66.1 million at December 31, 2007. Of the $66.1 million in advances, approximately $26.6 million were in overnight advances. At times, the Company has chosen not to meet market rates if the deposits cannot be invested profitably in interest-earning assets. As stated previously, management anticipates reducing the level of Federal Home Loan Bank advances as lower-yielding investment securities mature over the next three years.

Shareholders’ Equity: At December 31, 2007, the Company’s shareholders’ equity totaled $60.8 million, a decrease of $628,000 or 1.0% from the June 30, 2007 total. The primary reason for the decrease in shareholders’ equity is the acquisition of $1.4 million of treasury shares at an average cost of $10.04 per share.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2007 and 2006

General

Net earnings totaled $363,000 for the six months ended December 31, 2007, a decrease of $75,000, or 17.1% from the $438,000 in net earnings for the same period in 2006. The decrease was primarily attributable to a decline in net interest income.

Net Interest Income

Net interest income declined $192,000 or 7.0% to $2.6 million for the six month period ended December 31, 2007, compared to the 2006 period, due to increased cost of funds. Interest income increased by $329,000, or 5.1%, to $6.7 million, while interest expense increased $521,000 or 14.3% to $4.2 million for the six months ended December 31, 2007. The growth in interest expense was attributable to increased costs for both deposits and advances.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2007 and 2006 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $359,000 or 16.1% to $2.6 million, while interest expense on advances increased $162,000, or 11.4%, to $1.6 million for the 2007 period compared to the prior year period. The increase in interest expense on deposits was due an increase in the average rate paid on deposits, as the average balance of deposits outstanding declined for the six-month periods year over year. The average rate paid on deposits increased 56 basis points to 3.73% for the six month period ended December 31, 2007, while the average balance outstanding declined 1.0% to $140.0 million for the current period ended. The increase in interest expense on advances was attributable to an increase in the average balance outstanding, as the average rate paid on those advances declined period to period. The average balance of advances outstanding increased $8.0 million, or 13.3%, to $68.2 million for the six month period ended December 31, 2007. The average rate paid on advances decreased by 8 basis points to 4.65% for the 2007 six month period. Net interest margin decreased by 25 basis points to 2.06% for the six months ended December 31, 2007, compared to 2.31% for the comparable 2006 period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded no provision for losses on loans for either of the six months ended December 31, 2007 or 2006. The lack of a provision was influenced by the relatively stable level of nonperforming loans discussed above (See “Critical Accounting Policies”). There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $88,000 for the six months ended December 31, 2007, an increase of $5,000 from the same period in 2006.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.1 million for the six months ended December 31, 2007, a decrease of $72,000, or 3.3%, compared to the same period in 2006. The decrease was due primarily to a decrease in employee compensation and benefits, which totaled $1.5 million for the six months ended December 31, 2007, a decrease of $92,000, or 5.8%, from the same period in 2006. The decrease in employee compenation and benefits is primarily related to lower salary levels associated with various retirements.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2007 and 2006 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $166,000 for the six months ended December 31, 2007, a decrease of $40,000, or 19.4%, compared to the same period in 2006. The effective tax rates were 31.4% and 32.0% for the six-month periods ended December 31, 2007 and 2006, respectively.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2007 and 2006

General

Net earnings totaled $211,000 for the three months ended December 31, 2007, an increase of $7,000, or 3.4% from the $204,000 in net earnings for the same period in 2006. The increase was primarily attributable to a decline in general, administrative and other expense.

Net Interest Income

Net interest income declined $15,000 or 1.1% to $1.3 million for the three month period ended December 31, 2007, compared to the 2006 period, due to increased cost of funds. Interest income increased by $202,000, or 6.3%, while interest expense increased $217,000 or 11.6% to $2.1 million for the three months ended December 31, 2007. The growth in interest expense was attributable to increased costs for both deposits and advances.

Interest expense on deposits increased $161,000 or 14.3% to $1.3 million, while interest expense on advances increased $56,000, or 7.6%, to $797,000 for the 2007 quarter compared to the prior year quarter. The increase in interest expense on deposits was due an increase in the average rate paid on deposits, as the average balance of deposits outstanding declined for the quarterly periods year over year. The average rate paid on deposits increased 51 basis points to 3.73% for the three month period ended December 31, 2007, while the average balance outstanding declined 1.0% to $138.4 million for the current quarter. The increase in interest expense on advances was attributable to an increase in the average balance outstanding, as the average rate paid on those advances declined. The average balance of advances outstanding increased $8.6 million, or 13.7%, to $70.9 million for the three month period ended December 31, 2007. The average rate paid on advances decreased of 26 basis points to 4.5% for the 2007 quarter. Net interest margin decreased by 12 basis points to 2.10% for the three months ended December 31, 2007, compared to 2.22% for the comparable 2006 quarter.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded no provision for losses on loans during the three months ended December 31, 2007 or 2006. The lack of a provision for the periods was influenced by the stable level of nonperforming loans discussed above (See “Critical Accounting Policies”). There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2007 and 2006 (continued)

Other Income

Other income totaled $43,000 for the three months ended December 31, 2007, a decrease of $4,000 from the same period in 2006. The decrease in the 2007 period is attributable to a nonreoccuring gain on sale of real estate acquired through foreclosure, which was recognized in the 2006 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.0 million for the three months ended December 31, 2007, a decrease of $31,000, or 2.9%, compared to the same period in 2006. This decrease was due primarily to a decrease in employee compensation and benefits, which totaled $724,000 for the three months ended December 31, 2007, a decrease of $55,000, or 7.1%, from the same period in 2006. The decrease in employee compensation and benefits is related to both a decrease in salary cost and lower retirement expense. The lower salary levels are associated with various retirements and other attrition of the Company’s personnel, while the Company has experienced somewhat favorable results with regard to its defined benefit retirement plan.

Federal Income Taxes

The provision for federal income taxes totaled $99,000 for the three months ended December 31, 2007, an increase of $5,000, or 5.3%, compared to the same period in 2006. The effective tax rates were 31.9% and 31.5% for the three-month periods ended December 31, 2007 and 2006, respectively.

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

ITEM 4: Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. During the quarterly period ended December 31, 2007, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2007.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs
October 1-31, 2007	20,000	$10.11	20,000	89,400
November 1-30, 2007	20,000	$10.06	20,000	69,400
December 1-31, 2007	20,300	$10.06	20,300	49,100

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

(a) The registrant held its Annual Meeting of Shareholders on November 13, 2007.
(b) Not applicable
(c) Two matters were voted upon at the Annual Meeting:
1) Election of three individuals as directors:

	Votes For	Votes Withheld
William D. Gorman	7,547,281	31,108
Herman D. Regan, Jr.	7,557,040	21,349

2) Ratification of BKD, LLP, as the Company’s independent registered public accountants for the fiscal year ending June 30, 2008:

Votes For	Votes Against	Abstain
7,543,612	24,650	10,127

There were no broker nonvotes.

Kentucky First Federal Bancorp

PART II (continued)

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2008	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	February 14, 2008	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer