Form 10-Q
period 2008-03-31
Kentucky First Federal Bancorp
filed 2008-05-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     March 31, 2008

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 9, 2008, the latest practicable date, the Corporation had 7,655,164 shares of $.01 par value common stock outstanding.

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

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	March 31,	June 30,
ASSETS	2008	2007
	(Unaudited)

Cash and due from banks	$1,133	$1,179
Interest-bearing deposits in other financial institutions	16,720	1,541
Cash and cash equivalents	17,853	2,720

Interest-bearing deposits	100	100
Available-for-sale securities	13,659	13,298
Held-to-maturity securities, at amortized cost - approximate	17,528	59,606
fair value of $17,396 and $57,835 at
March 31, 2008 and June 30, 2007, respectively
Loans available for sale	265	-
Loans receivable	177,655	166,876
Allowance for loan losses	(666)	(720)
	176,989	166,156
Real estate acquired through foreclosure	35	8
Office premises and equipment - at depreciated cost	2,745	2,762
Federal Home Loan Bank stock - at cost	5,492	5,421
Accrued interest receivable	805	935
Bank-owned life insurance	2,320	2,256
Goodwill	14,507	14,507
Intangible assets-net	513	612
Prepaid expenses and other assets	261	276
Prepaid federal income taxes	441	259

Total assets	$253,513	$268,916

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$137,316	$139,893
Advances from the Federal Home Loan Bank	53,564	65,132
Advances by borrowers for taxes and insurance	200	343
Accrued interest payable	302	365
Deferred federal income taxes	1,179	930
Other liabilities	641	808
Total liabilities	193,202	207,471

Commitments	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized $.01par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,806	35,459
Retained earnings	32,284	32,291
Shares acquired by stock benefit plans	(2,781)	(3,013)
Treasury shares at cost, 506,830 and 299,430 shares at March 31, 2008
and June 30, 2007, respectively	(5,172)	(3,091)

Accumulated other comprehensive gain (loss)	88	(287)
Total shareholders’ equity	60,311	61,445

Total liabilities and shareholders’ equity	$253,513	$268,916

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Nine months ended		Three months ended
	March 31,		March 31,
	2008	2007	2008	2007

Interest income
Loans	$7,873	$7,290	$2,669	$2,470
Mortgage-backed securities	507	588	165	187
Investment securities	1,305	1,496	319	496
Interest-bearing deposits and other	303	285	98	98
Total interest income	9,988	9,659	3,251	3,251

Interest expense
Deposits	3,729	3,325	1,205	1,160
Borrowings	2,206	2,155	622	733
Total interest expense	5,935	5,480	1,827	1,893

Net interest income	4,053	4,179	1,424	1,358

Provision for losses on loans	12	-	12	-

Net interest income after provision for losses on loans	4,041	4,179	1,412	1,358

Other operating income
Earnings on bank-owned life insurance	64	62	21	21
Gain on sale of loans	10	9	7	6
Loss on sale of real estate acquired through foreclosure	-	(6)	-	-
Other operating	59	69	17	24
Total other income	133	134	45	51

General, administrative and other expense
Employee compensation and benefits	2,200	2,314	710	732
Occupancy and equipment	259	253	90	88
Franchise taxes	117	125	39	39
Data processing	117	113	45	44
Other operating	567	555	188	197
Total general, administrative and other expense	3,260	3,360	1,072	1,100

Earnings before income taxes	914	953	385	309

Federal income taxes
Current	137	149	68	74
Deferred	153	155	56	24
Total federal income taxes	290	304	124	98

NET EARNINGS	$624	$649	$261	$211

EARNINGS PER SHARE
Basic	$0.08	$0.08	$0.03	$0.02
Diluted	$0.08	$0.08	$0.03	$0.02

DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(In thousands)

	Nine months ended		Three months ended
	March 31,		March 31,
	2008	2007	2008	2007

Net earnings	$624	$649	$261	$211

Other comprehensive income, net of taxes (benefits):
Unrealized holding gains (losses) on securities during
the period, net of taxes (benefits) of $193, $132, $79
and $23 during the respective periods	375	256	153	44

Comprehensive income	$999	$905	$414	$255

Accumulated comprehensive gain (loss)	$88	$(280)	$88	$(280)

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the  nine months ended March 31,
(Unaudited)
(In thousands)
	2008	2007

Cash flows from operating activities:
Net earnings for the period	$624	$649
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities - net	1	(17)
Amortization of deferred loan origination fees	(34)	(22)
Amortization of purchase accounting adjustments-net	(299)	(308)
Depreciation and amortization	108	113
Amortization of stock benefit plans	670	592
(Gain) loss on sale of real estate acquired through foreclosure	-	6
Provision for losses on loans	12	-
Federal Home Loan Bank stock dividends	(71)	(157)
Bank-owned life insurance earnings	(64)	(62)
Mortgage loans originated for sale	(1,100)	(528)
Gain on sale of loans	(10)	(9)
Proceeds from sale of mortgage loans	845	531
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	130	(203)
Prepaid expenses and other assets	15	(32)
Accrued interest payable	(63)	101
Other liabilities	(8)	(93)
Federal income taxes
Current	(182)	(57)
Deferred	56	155
Net cash provided by operating activities	630	659

Cash flows provided by (used in) investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	42,078	3,826
Available for sale	207	299
Proceeds from sale of real estate acquired through foreclosure	-	144
Loan principal repayments	29,401	20,497
Loan disbursements	(40,239)	(29,783)
Purchase of office equipment	(91)	(38)
Net cash provided by (used in) investing activities	31,356	(5,055)

Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(2,577)	(2,139)
Proceeds from Federal Home Loan Bank advances	21,600	107,750
Repayment of Federal Home Loan Bank advances	(32,771)	(98,582)
Advances by borrowers for taxes and insurance	(143)	(151)
Dividends paid on common stock	(881)	(1,123)
Purchase of shares for treasury	(2,081)	(1,885)
Net cash provided by (used in) financing activities	(16,853)	3,870

Net increase (decrease) in cash and cash equivalents	15,133	(526)

Cash and cash equivalents at beginning of period	2,720	2,294

Cash and cash equivalents at end of period	$17,853	$1,768

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended March 31,
(Unaudited)
(In thousands)

	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$165	$135

Interest on deposits and borrowings	$6,493	$5,785

Transfers from loans to real estate acquired
through foreclosure, net	$27	$-

See Notes to Consolidated Financial Statements.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2008 and 2007

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2008, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2007 has been derived from the audited consolidated balance sheet as of that date.

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

For the nine- and three-month periods ended March 31, 2008 and 2007

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2008 and 2007

4. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released. Weighted average common shares deemed outstanding give effect to 282,484 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2008, and 301,262 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2007.

	Nine months ended	Three months ended
	March 31, 2008	March 31, 2008

Weighted-average common shares outstanding (basic)	7,752,619	7,693,955

Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,752,619	7,693,955

	Nine months ended	Three months ended
	March 31, 2007	March 31, 2007

Weighted-average common shares outstanding (basic)	8,021,626	7,985,234

Dilutive effect of assumed exercise of stock options	--	--

Weighted-average common shares outstanding (diluted)	8,021,626	7,985,234

There were 339,200 and 347,600 unexercised options representing non-dilutive shares outstanding for the nine- and three-month periods ended March 31, 2008 and 2007, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2008 and 2007

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

The following financial statement line items for the nine months ended March 31, 2008 were affected by the change in accounting principle.

	March 31, 2008 (in thousands)

	As Computed Pre-FIN 48	As Reported Under FIN 48	Effect of Change

Balance Sheet
Refundable income taxes	$191	$441	$250
Retained earnings	32,034	32,284	250

In February 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - including an amendment of FASB Statement No. 115 (SFAS No. 159). SFAS No. 159 permits us to choose to measure certain financial assets and liabilities at fair value that are not currently required to be measured at fair value (i.e. the Fair Value Option). Election of the Fair Value Option is made on an instrument-by-instrument basis and is irrevocable. At the adoption date, unrealized gains and losses on financial assets and liabilities for which the Fair Value Option has been elected would be reported as a cumulative adjustment to beginning retained earnings. If we elect the Fair Value Option for certain financial assets and liabilities, we will report unrealized gains and losses due to changes in their fair value in earnings at each subsequent reporting date. SFAS No. 159 is effective as of July 1, 2008. We are currently evaluating the potential impact of adopting SFAS No. 159 on our consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the nine- and three-month periods ended March 31, 2008 and 2007

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

6. Commitments

As of March 31, 2008, loan commitments and unused lines of credit totaled $12.5 million, including $1.2 million in undisbursed construction loans, $1.7 million in one- to four-family mortgage loans and $9.7 million in lines of credit secured by equity in real property.

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

Discussion of Financial Condition Changes from June 30, 2007 to March 31, 2008

Assets: At March 31, 2008, the Company’s assets totaled $253.5 million, a decrease of $15.4 million, or 5.7%, from total assets at June 30, 2007. The primary reason for the decrease in assets was the maturity and or call of $42.1 million, or 70.6%, of held-to-maturity securities, which decreased to $17.5 million at March 31, 2008. Somewhat offsetting the decrease in held-to-maturity securities was an increase of $10.8 million, or 6.5%, in loans receivable. It is management’s intention to deploy maturing or called investments into mortgage loans to the extent possible.

Cash and cash equivalents: Cash and cash equivalents increased $15.1 million to $17.9 million at March 31, 2008, as a result of the of the Company’s unusually high level of calls on investment securities. It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible. However, given the rapid influx of liquidity, it will take some time before excess liquidity can be deployed.

Loans: Loans receivable, net, increased to $177.0 million at March 31, 2008, an increase of $10.8 million or 6.5%. Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company. The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Loans:  At March 31, 2008, the Company had approximately $1.2 million, or 0.7% of net loans, in loans 90 days or more past due, compared to $968,000, or 0.6%, of net loans at June 30, 2007.  At March 31, 2008, the Company’s allowance for loan losses of $666,000 represented 53.8% of nonperforming loans and 0.4% of total loans.

The Company had $1.7 million in loans classified as substandard for regulatory purposes at March 31, 2008. Classified loans as a percentage of net loans was 1.0% and 0.9% at March 31, 2008 and June 30, 2007, respectively. Substandard assets included 27 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 16% to 93%*; three home equity loan second mortgages secured by single-family homes; and four single-family homes acquired through foreclosure (with an aggregate fair value of $36,000). At March 31, 2008, the Company had $719,000 in loans classified as special mention. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. *Of the substandard assets, one loan exceeded a 90% loan-to-value ratio and that loan is covered by private mortgage insurance.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2007 to March 31, 2008 (continued)

Non-Performing Loans (continued)
At March 31, 2008, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities: At March 31, 2008, the Company’s investment and mortgage-backed securities had decreased $41.7 million or 57.2% to $31.2 million. This decrease was due primarily to the maturity and/or call of $40.9 million of investment securities and repayment of principal on mortgage-backed securities which was partially offset by a net increase of $361,000 in the market value of investments and mortgage-backed securities held as available for sale. Since March 31, 2008, no investments have been called. Approximately $16.0 million of the Company’s remaining investment and agency securities are scheduled to mature within the next three years.

Liabilities: At March 31, 2008, the Company’s liabilities totaled $193.2 million, a decrease of $14.3 million, or 6.9%, from total liabilities at June 30, 2007. The decrease in liabilities was attributed primarily to an $11.6 million, or 17.8%, decrease in Federal Home Loan Bank advances , which decreased to $53.6 million at March 31, 2008. Somewhat supplementing the decrease in advances was a decrease of $2.6 million or 1.8%, in deposits, which totaled $137.3 million at March 31, 2008. Of the $53.6 million in advances, approximately $13.0 million were in overnight advances. As stated previously, management plans to continue reducing the level of Federal Home Loan Bank advances as lower-yielding investment securities mature over the next three years.

Shareholders’ Equity: At March 31, 2008, the Company’s shareholders’ equity totaled $60.3 million, a decrease of $1.1 million or 1.8% from the June 30, 2007 total. The primary reason for the decrease in shareholders’ equity is the acquisition of $2.1 million of treasury shares at an average cost of $10.03 per share.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2008 and 2007

General

Net earnings totaled $624,000 for the nine months ended March 31, 2008, a decrease of $25,000, or 3.9% from the $649,000 in net earnings for the same period in 2007. The decrease was primarily attributable to a decline in net interest income.

Net Interest Income

Net interest income declined $126,000 or 3.0% to $4.1 million for the nine month period ended March 31, 2008, compared to the 2007 period, due to the cost of funds increasing at a faster pace than interest income. Interest income increased by $329,000, or 3.4%, to $10.0 million, while interest expense increased $455,000 or 8.3% to $5.9 million for the nine months ended March 31, 2008. The growth in interest expense was attributable to increased costs for both deposits and advances.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2008 and 2007 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $404,000 or 12.2% to $3.7 million, while interest expense on advances increased $51,000, or 2.4%, to $2.2 million for the 2008 period compared to the prior year period. The increase in interest expense on deposits was due primarily to an increase in the average rate paid on deposits as the average balance of deposits outstanding declined for the nine-month periods year over year. The average rate paid on deposits increased 41 basis points to 3.69% for the nine month period ended March 31, 2008, while the average balance outstanding declined only $32,000 to remain atr $139.1 million for the both periods. The increase in interest expense on advances was attributable to an increase in the average balance outstanding, as the average rate paid on those advances declined period to period. The average balance of advances outstanding increased $4.7 million, or 7.7%, to $65.8 million for the nine month period ended March 31, 2008. The average rate paid on advances decreased by 24 basis points to 4.47% for the 2008 nine month period. Net interest margin decreased by 16 basis points to 2.15% for the nine months ended March 31, 2008, compared to 2.31% for the comparable 2008 period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $12,000 during the nine months ended March 31, 2008, while no provision was recorded for the nine months ended March 31, 2007. Based on management’s analysis of the loan portfolio, it was determined that the Allowance for Loan and Lease Losses was slightly underfunded and an addition during the three months ended March 31, 2008 was appropriate. Still, the overall level of nonperforming loans, discussed above (See “Critical Accounting Policies,”) remains relatively stable. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $133,000 for the nine months ended March 31, 2008, a decrease of $1,000 from the same period in 2007.

General, Administrative and Other Expense

General, administrative and other expense totaled $3.3 million for the nine months ended March 31, 2008, a decrease of $100,000, or 3.0%, compared to the same period in 2007. The decrease was due primarily to a decrease in employee compensation and benefits, which totaled $2.2 million for the nine months ended March 31, 2008, a decrease of $114,000, or 4.9%, from the same period in 2007. The decrease in employee compenation and benefits is primarily related to lower levels of retirement expense and slightly reduced employee health insurance cost.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2008 and 2007 (continued)

Federal Income Taxes

The provision for federal income taxes totaled $290,000 for the nine months ended March 31, 2008, a decrease of $14,000, or 4.6%, compared to the same period in 2007. The effective tax rates were 31.7% and 31.9% for the nine-month periods ended March 31, 2008 and 2007, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007

General

Net earnings totaled $261,000 for the three months ended March 31, 2008, an increase of $50,000, or 23.7% from the $211,000 in net earnings for the same period in 2007. The increase was primarily attributable to an increase in net interest income and a slight decrease in general, administrative and other expense.

Net Interest Income

Net interest income increased $66,000 or 4.9% to $1.4 million for the three month period ended March 31, 2008, compared to the 2007 period, due to decreased cost of funds. Interest income stayed constant at $3.3 million, while interest expense decreased $66,000 or 3.5% to $1.8 million for the three months ended March 31, 2008. The decrease in interest expense was attributable primarily to decreased costs for advances.

Interest expense on deposits increased $45,000 or 3.9% to $1.2 million, while interest expense on advances decreased $111,000, or 15.1%, to $622,000 for the 2008 quarter compared to the prior year quarter. The increase in interest expense on deposits was due an increase in the average rate paid on deposits, as the average balance of deposits outstanding declined for the quarterly periods year over year. The average rate paid on deposits increased 9 basis points to 3.52% for the three month period ended March 31, 2008, while the average balance outstanding declined 0.1% to $137.7 million for the current quarter. The decrease in interest expense on advances was attributable to both a decrease in the average balance outstanding as well as a decrease in the average rate paid. On those advances. The average balance of advances outstanding decreased $1.9 million, or 3.1%, to $61.0 million for the three month period ended March 31, 2008. The average rate paid on advances decreased 58 basis points to 4.1% for the 2008 quarter. Net interest margin increased by 14 basis points to 2.38% for the three months ended March 31, 2008, compared to 2.24% for the comparable 2007 quarter.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $12,000 during the three months ended March 31, 2008. The Company recorded no provision during the three months ended March 31, 2007. Based on management’s analysis of the loan portfolio, it was determined that the Allowance for Loan and Lease Losses was slightly underfunded and an addition during the three months ended March 31, 2008 was appropriate. Still, the overall level of nonperforming loans, discussed above (See “Critical Accounting Policies,”) remains relatively stable. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2008 and 2007 (continued)

Other Income

Other income totaled $45,000 for the three months ended March 31, 2008, a decrease of $6,000 from the same period in 2007. The decrease in the 2008 period is attributable to a nonreoccuring gain on sale of real estate acquired through foreclosure, which was recognized in the 2007 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.1 million for the three months ended March 31, 2008, a decrease of $28,000, or 2.5%, compared to the same period in 2007. This decrease was due primarily to a decrease in employee compensation and benefits, which totaled $710,000 for the three months ended March 31, 2008, a decrease of $22,000, or 3.0%, from the same period in 2007. The decrease in employee compensation and benefits is related to lower retirement expense. The Company has experienced somewhat favorable results with regard to its defined benefit retirement plan, which has translated into lower cost recognition.

Federal Income Taxes

The provision for federal income taxes totaled $124,000 for the three months ended March 31, 2008, an increase of $26,000, or 26.5%, compared to the same period in 2007. The effective tax rates were 32.2% and 31.7% for the three-month periods ended March 31, 2008 and 2007, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management” in the Company’s Form 10-K filed September 28, 2007.

ITEM 4: Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. During the quarterly period ended March 31, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2008.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

January 1-31, 2008	30,000	$9.93	30,000	12,100
February 1-29, 2008	17,000	$10.08	17,000	138,000
March 1-31, 2008	15,000	$10.13	15,000	123,000

(1)  On August 17, 2007, the Company announced a program to repurchase up to 150,000 shares of its Common Stock.  This program was terminated on February 13, 2008 when the Company completed the repurchase of substantially all shares authorized under this program, and announced another program to repurchase up to 150,000 shares of its Common Stock.

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

KENTUCKY FIRST FEDERAL BANCORP

Date: May 14, 2008	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: May 14, 2008	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer