Form 10-K
period 2008-06-30
Kentucky First Federal Bancorp
filed 2008-09-29
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-51176

KENTUCKY FIRST FEDERAL BANCORP
(Exact name of registrant as specified in its charter)

United States	61-1484858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

479 Main Street, Hazard, Kentucky	41702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (502) 223-1638

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	Nasdaq Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by nonaffiliates was $25.5 million as of June 30, 2008.

Number of shares of common stock outstanding as of December 31, 2007: 7,734,164

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2008. (Part II)
2. Portions of Proxy Statement for the 2008 Annual Meeting of Stockholders. (Part III)

i

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

At June 30, 2008, Kentucky First had total assets of $247.7 million, deposits of $137.6 million and stockholders’ equity of $59.8 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Frankfort. At June 30, 2008, First Federal of Hazard had total assets of $112.0 million, net loans receivable of $65.0 million, total mortgage-backed and investment securities of $22.0 million, deposits of $79.9 million and total capital of $21.5 million.

First Federal Savings Bank of Frankfort. First Federal of Frankfort is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Anderson, Scott, Shelby, Woodford and other counties in Kentucky. First Federal of Frankfort also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2008, First Federal of Frankfort had total assets of $140.0 million, net loans receivable of $113.7 million, deposits of $65.5 million and total capital of $32.3 million.

First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Frankfort operate in two distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years due to the decline in the coal industry on which the local economy has been historically dependent. However, recent price increases in the petroleum market have improved the prospects of the coal industry at least temporarily. Management cannot determine whether or not this will have a long-range positive impact on the local economy. The local economy has also improved recently from the influx of other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $25,648 in 2006, compared to personal income of $29,729 in Kentucky and $36,714 in the United States. Total population in Perry County has remained stable over the last five years at approximately 29,500. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the trade, transportation and utilities industry (18.7%), the services sector, including health care (16.6%) and the mining industry (9.3%). During the last five years, the unemployment rate has exceeded 6% and in 2007, was 7.1%, compared to 6.1% in Kentucky and 4.6% in the United States.

First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending originated on properties located in Franklin County. Franklin County has a population of approximately 48,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 40% of the work force. In addition, there are several large industrial, financial and government employers in the community. Due to this large, relatively stable source of employment, there has been little fluctuation in the unemployment rate which has ranged from 3 to 5% in recent years and was 4.5% in June 2007.

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

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2008, residential mortgage loans totaled $164.2 million, or 89.5% of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 40 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2008, the Company’s loan portfolio included $103.6 million in adjustable-rate one- to four-family residential mortgage loans, or 65.6%, of the Company’s one- to four-family residential mortgage loan portfolio.

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

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use. On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale. At June 30, 2008, construction loans totaled $3.5 million, or 1.9%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction.

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

The Company has made two construction loans beyond the scope discussed above. During fiscal 2008, we financed the construction of a small 4-unit condominium development ($800,000). The project is completed and financing will stay in place until the units are sold. We have also financed the construction of an addition to a church ($3.6 million). This project is completed and will convert to permanent financing. The Company does not intend to make a large number of loans outside the owner-occupied single-family construction model, but it may undertake such projects from time to time.

Multi-Family and Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by multi-family (residential property comprised of five or more units) or nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes. At June 30, 2008, multi-family and nonresidential loans totaled $2.7 million and $11.3 million, respectively, or 1.5% and 6.2%, respectively, of our total loan portfolio. We originate multi-family and nonresidential real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and commercial real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and/or loan guarantors to provide annual financial statements on larger multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or commercial real estate loan, we consider the net cash flow of the project, the borrower’s expertise, credit history and the value of the underlying property.

Consumer Lending. Our consumer loans include home equity lines of credit and loans secured by savings deposits. At June 30, 2008, our consumer loan balance totaled $7.9 million, or 4.3%, of our total loan portfolio. Of the consumer loan balance at June 30, 2008, $4.5 million were home equity loans and $3.4 million were loans secured by savings deposits.

Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate and have terms of up to 10 years. Most of First Federal of Frankfort’s home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. First Federal of Frankfort’s home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2008, the total outstanding home equity loans amounted to 2.5% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2008, loans on savings accounts totaled 1.8% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in our case, since all of our consumer loans are secured loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. We currently do not purchase loans. First Federal of Frankfort began selling fixed-rate loans in April 2004 to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). Loan servicing rights are retained on such loans. At June 30, 2008, $7.9 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management. First Federal of Hazard’s loan committee, consisting of its two senior officers, has authority to approve loans of up to $275,000. Loans above this amount and loans with non-standard terms such as longer repayment terms or high loan-to-value ratios, must be approved by our Board of Directors. First Federal of Frankfort’s loan approval process allows for various combinations of experienced bank officers to approve or deny loans which are one- to four-family properties totaling $275,000 or less, church loans of under $150,000, home equity lines of credit of $100,000 or less and loans to individuals whose aggregate borrowings with the Bank is less than $500,000. Loans that do not conform to these criteria must be submitted to the Board of Directors or Executive Committee composed of at least four directors, for approval.

It is the Company’s practice to record a lien on the real estate securing a loan. The Banks generally do not require title insurance, although it may be required for loans made in certain programs. The Banks do require fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area. First Federal of Frankfort also requires an earthquake provision in all policies for new loans.

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2008, the regulatory limit on loans to one borrower was $3.3 million for First Federal of Hazard and $2.6 million for First Federal of Frankfort. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2008, no commitment losses were reflected in a separate liability.

First Federal of Frankfort offers construction loans in which the borrower obtains the loan for a short term, less than one year, and simultaneously extends a commitment for permanent financing. First Federal of Hazard offers a construction loan that is convertible to permanent financing, thus no additional commitment is made.

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

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. Subsequently, bank staff under the direct supervision of senior management and with consultation by the Banks’ attorneys, attempt to contact the borrower and determine their status and plans for resolving the delinquency. However, once a delinquency reaches 90 days, management considers foreclosure and, if the borrower has not provided a reasonable plan (such as selling the collateral, a commitment from another lender to refinance the loan or a plan to repay the delinquent principal, interest, escrow, and late charges) the foreclosure suit may be initiated. In some cases, management may delay initiating the foreclosure suit if, in management’s opinion, the Banks’ chance of loss is minimal (such as with loans where the estimated value of the property greatly exceeds the amount of the loan) or if the original borrower is deceased or incapacitated. If a foreclosure action is initiated and the loan is not brought current, paid in full, or refinanced with another lender before the foreclosure sale, the real property securing the loan is sold at foreclosure. The Banks are represented at the foreclosure sale and in most cases will bid an amount equal to the Banks’ investment (including interest, advances for taxes and insurance, foreclosure costs, and attorney’s fees). If another bidder outbids the Bank, the Bank’s investment is received in full. If another bidder does not outbid the Banks, the Banks acquire the property and attempt to sell it to recover their investment.

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

At June 30, 2008, our investment portfolio consisted primarily of U.S. Government agency securities with maturities of five years or less and mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Frankfort owns several Bank Owned Life Insurance policies totaling $2.3 million at June 30, 2008. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Frankfort’s defined benefit retirement plan and First Federal of Frankfort’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Frankfort is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Frankfort. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

Bank owned life insurance is not secured by any government agency nor are the policies’ asset values or death benefits secured specifically by tangible property. Great care was taken in selecting the insurance companies, and the bond ratings and financial condition of these companies are monitored on a quarterly basis. The failure of one of these companies could result in a significant loss to First Federal of Frankfort. Other risks include the possibility that the favorable tax treatment of the income could change, that the crediting rate will not be increased in a manner comparable to market interest rates, or that this type of plan will no longer be permitted by First Federal of Frankfort’s regulators. This asset is considered illiquid because, although First Federal of Frankfort may terminate the policies and receive the original premium plus all earnings, such an action would require the payment of federal income taxes on all earnings since the policies’ inception.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2008, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $3.4 million and $4.2 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2007, First Federal of Hazard had a deposit market share of 16.1% in Perry County. Its largest competitors, Peoples Bank & Trust Company of Hazard (approximately $285.8 million in assets), Community Trust Bank, Inc. (approximately $2.9 billion in assets) and 1st Trust Bank (approximately $81.0 million in assets), have Perry County deposit market shares of 46.3%, 17.2% and 11.0%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Frankfort’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Frankfort principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2007, First Federal of Frankfort had a deposit market share of 6.4%. Its largest competitors for depositors are the Farmers Bank and Capital Trust ($602.3 million in assets) at a 45.6% market share, American Founders Bank ($508.9 million in assets) at 20.4%, Whitaker Bank ($1.3 billion in assets) at 11.4%, Fifth Third Bank ($112 billion in assets) at 6.2%, and Republic Bank ($2.9 billion in assets) at 4.4%. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($717.4 million in assets) and the Kentucky Employees Credit Union ($43.0 million in assets). First Federal of Frankfort competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Frankfort principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Frankfort believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area. Despite First Federal of Frankfort’s small size relative to the many and various other depository and lending institutions in its market area, First Federal of Frankfort usually ranks first with respect to the origination of single-family purchase mortgages made on properties located in Franklin County. Nevertheless, the level of competition in First Federal of Frankfort’s market area has limited, to a certain extent, the lending opportunities in its market area.

Personnel

At June 30, 2008, we had 37 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor assigned by the Office of Thrift Supervision capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2008, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions and may be required to convert to a bank charter. Recent legislation has expanded the extent to which education loans, credit card loans and small business loans may be considered “qualified thrift investments.” At June 30, 2008, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the authority of First Federal of Hazard and First Federal of Frankfort to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Kentucky First, First Federal MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Transactions between sister depository institutions that are 80% or more owned by the same holding company are exempt from the quantitative limits and collateral requirements.

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

The Reform Act also provided for a one-time credit for eligible institutions based on their assessment base as of December 31, 1996. Subject to certain limitations with respect to institutions that are exhibiting weaknesses, credits can be used to offset assessments until exhausted. First Federal of Hazard’s and First Federal of Frankfort’s one-time credits were approximately $126,000 and $126,000, respectively, of that, $73,000 and $90,000, respectively, remain unused at June 30, 2008. The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. This payment is established quarterly and during the four quarters ended June 30, 2008 averaged 1.35 basis points of assessable deposits.

The Reform Act provided the FDIC with authority to adjust the Deposit Insurance Fund ratio to insured deposits within a range of 1.15% and 1.50%, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2008, which remained unchanged from 2007.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks. Management cannot predict what insurance assessment rates will be in the future. However, the recent failure of FDIC-insured institutions may increase the likelihood that insurance assessments will increase in the future.

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

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2008, of $2.1 million and $3.4 million, respectively.

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

Waivers of Dividends by First Federal MHC. Office of Thrift Supervision regulations require First Federal MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of our dividends from Kentucky First. The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. The Office of Thrift Supervision will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form. Kentucky First has been granted such a waiver. Dividends paid to shareholders on November 19, 2007, February 25, May 23 and August 18, 2008 were waived by First Federal MHC.

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

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Each of our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2002. For the 2008 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34%.

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

We intend to efficiently utilize excess liquidity at either Bank or Kentucky First by buying and selling whole loans or participations in loans between First Federal of Hazard and First Federal of Frankfort, with the originating bank retaining servicing of any loans sold, or by making deposits into accounts at either bank, subject to regulatory limitations, in order to maximize the potential earnings of each bank. This strategy will not succeed if we do not maintain sufficient loan demand at First Federal of Frankfort or sufficient deposit growth and retention at First Federal of Hazard. At June 30, 2008, Frankfort First had total real estate loans of $106.2 million, compared to $117.6 million at June 30, 2007, a decrease of approximately $11.4 million, or 9.7%. Loans sold by First Federal of Frankfort to First Federal of Hazard were $41.9 million and $21.4 million at June 30, 2008 and 2007, respectively. At June 30, 2008, First Federal of Hazard had total deposits of $79.9 million, compared to total deposits of $84.4 million at June 30, 2007, a decrease of $4.5 million, or 5.3%. There can be no assurance as to if or when this strategy can be accomplished. In an attempt to increase the overall interest rate spread of the combined company, management may adopt strategies that result in decreases in the assets and/or liabilities of either or both Banks.

Rising interest rates may hurt our profits and asset values.

If interest rates continue to rise, our net interest income would likely decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities, increases more quickly than interest income earned on interest-earning assets, such as loans and investments.  In addition, a continuation of rising interest rates may hurt our income because of reduced demand for new loans, the demand for refinancing loans and the interest and fee income earned on new loans and refinancings. At June 30, 2008, in the event of an instantaneous and permanent 200 basis point increase in interest rates, our net portfolio value, which represents the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities, would be expected to decrease by approximately 15.5%. While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

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

We expect that our return on equity will be low compared to other companies as a result of our high level of capital.

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2008, our return on average equity was 1.54%. Over time, we intend to leverage our capital by continued investment in higher-yielding assets, such as loans. We also intend to continue managing excess capital through our stock repurchase program, which has been successful, given relatively low market prices of the Company’s common stock. However, this program could be curtailed or rendered less effective if the market price of our stock increases, or if the Company’s liquid funds are deployed elsewhere. Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained. Consequently, you should not expect a competitive return on average equity in the near future. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

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

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through four offices. The following table sets forth certain information relating to our offices at June 30, 2008.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2008	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office: 479 Main Street Hazard, Kentucky 41701	1960	Owned	$76	15,000

First Federal of Frankfort Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	1,320	14,000

East Branch 1980 Versailles Road Frankfort, Kentucky 40601	2005	Owned	519	1,800

West Branch 1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	501	2,480

The net book value of our investment in premises and equipment was $2.7 million at June 30, 2008. See Note E of Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2008 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b) Not applicable.

(c) The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2008.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2008 Beginning date: April 1 Ending date: April 30	12,500	$10.16	12,500	110,500
May 2008 Beginning date: May 1 Ending date: May 31	12,800	$10.12	12,800	97,700
June 2008 Beginning date: June 1 Ending date: June 30	27,200	$9.99	27,200	70,500
Total	52,500	$10.06	52,500

(1)
On August 17, 2007, the Company announced a program to repurchase up to 150,000 shares of its Common Stock. This program was completed on February 13, 2008 when the Company completed the repurchase of substantially all shares authorized under this program and on that same date announced another program to repurchase up to 150,000 shares of its Common Stock.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A(T).  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, management has concluded that, as a result of a material weakness in internal control over financial reporting discussed below, as of June 30, 2008, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements. Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are not effective because of the identification of a material weakness in our internal control over financial reporting, which we view as an integral part of our disclosure controls and procedures.  A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

During the course of our external audit for the fiscal year ended June 30, 2008, we noted an adjustment identified by our external auditors related to accrual of mortgage loan interest receivable. While management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2008, due to this material weakness, this did not result in a material misstatement of any of the Company’s financial statements, including the annual and interim financial statements for fiscal 2008.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

(c)	Changes to Internal Control Over Financial Reporting

In connection with the above evaluation of our disclosure controls and procedures, no change was identified that occurred in the Company’s internal control over financial reporting during the three months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. However, management has taken remedial steps to address the material weakness described above in “Management’s Annual Report on Internal Control Over Financial Reporting.”

Item 9B. Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

The information regarding the Company’s executive officers is incorporated herein by reference to “Proposal I - Election of Directors” in the Proxy Statement.

Corporate Governance

Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Proposal I ─ Election of Directors ─ Committees of the Board of Directors” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act, the cover page to this Annual Report on Form 10-K and the section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement are incorporated herein by reference.

Disclosure of Code of Ethics

Kentucky First has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers and employees. To obtain a copy of this document at no charge, please write to Kentucky First Federal Bancorp, P.O. Box 535, Frankfort, Kentucky 40602-0535, or call toll-free (888) 818-3372 and ask for Investor Relations.

Item 11.  Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)
Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)
Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” and “Proposal I — Election of Directors” in the Proxy Statement.

(c)
Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2008.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	339,200	$10.10	82,016

Equity compensation plans not approved by security holders	—	—	—

Total	339,200	$10.10	82,016

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Proposal I — Election of Directors — Transactions with Management” in the Proxy Statement.

Corporate Governance

For information regarding director independence, the section captioned “Proposal I – Election of Directors” is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a) List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2008 and 2007
Consolidated Statements of Earnings for the Years Ended June 30, 2008 and 2007
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended
      June 30, 2008 and 2007
Consolidated Statements of Cash Flows for the Years Ended June 30, 2008 and 2007
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1	Charter of Kentucky First Federal Bancorp*
3.2	Bylaws of Kentucky First Federal Bancorp*
4.1	Specimen Stock Certificate of Kentucky First Federal Bancorp*
10.1	Form of First Federal Savings and Loan Association of Hazard Employee Stock Ownership Plan and Trust Agreement*†
10.2	Form of ESOP Loan Documents*†
10.3	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings Bank of Frankfort and Don D. Jennings*†
10.4	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings Bank of Frankfort and R. Clay Hulette*†
10.5	Form of Employment Agreement between First Federal Savings Bank of Frankfort and Danny A. Garland*†
10.6	Form of Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl*†
10.7	Form of Employment Agreement between Kentucky First Federal Bancorp, First Federal Savings and Loan Association of Hazard and Tony D. Whitaker*†
10.8	Form of First Federal Savings and Loan Association of Hazard Supplemental Executive Retirement Plan*†
10.9	Form of First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan*†
10.10	Form of First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan*†
10.11	Kentucky First Federal Bancorp 2005 Equity Incentive Plan **†
10.12	Form of Restricted Stock Award Agreement***†
10.13	Form of Incentive Stock Option Award Agreement***†
10.14	Form of Non-Statutory Option Award Agreement***†
13	Annual Report to Stockholders for the year ended June 30, 2008
21	Subsidiaries
23.1	Consent of BKD LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
__________
†	Management contract or compensation plan or arrangement.
*	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
**	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
***	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

KENTUCKY FIRST FEDERAL BANCORP

September 29, 2008	By:	/s/ Tony D. Whitaker
Tony D. Whitaker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony D. Whitaker	September 29, 2008
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Clay Hulette	September 29, 2008
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Don D. Jennings	September 29, 2008
Don D. Jennings
Director

/s/ Stephen G. Barker	September 29, 2008
Stephen G. Barker
Director

/s/ William D. Gorman	September 29, 2008
William D. Gorman
Director

/s/ Walter G. Ecton, Jr.	September 29, 2008
Walter G. Ecton, Jr.
Director

/s/ David R. Harrod	September 29, 2008
David R. Harrod
Director

/s/ Herman D. Regan, Jr.	September 29, 2008
Herman D. Regan, Jr.
Director