Form 10-Q
period 2008-09-30
Kentucky First Federal Bancorp
filed 2008-11-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                     September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past ninety days:  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2008, the latest practicable date, the Corporation had 7,540,164 shares of $.01 par value common stock outstanding.

INDEX

			Page

PART I -	ITEM 1	FINANCIAL INFORMATION

		Condensed Consolidated Statements of Financial Condition	3

		Condensed Consolidated Statements of Earnings	4

		Condensed Consolidated Statements of Comprehensive Income	5

		Condensed Consolidated Statements of Cash Flows	6

		Notes to Condensed Consolidated Financial Statements	8

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of
		Operations	12

	ITEM 3	Quantitative and Qualitative Disclosures
		About Market Risk	17

	ITEM 4	Controls and Procedures	17

PART II -	OTHER INFORMATION		18

SIGNATURES			20

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	September 30,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and due from banks	$1,191	$790
Interest-bearing demand deposits	4,831	15,176
Cash and cash equivalents	6,022	15,966

Interest-bearing deposits	100	100
Available-for-sale securities	5,435	5,480
Held-to-maturity securities, at amortized cost- approximate fair value of $15,909 and $16,409 at September 30, and June 30, 2008, respectively	16,291	16,959
Loans available for sale	300	86
Loans receivable	186,776	182,717
Allowance for loan losses	(681)	(666)
Real estate acquired through foreclosure	21	21
Office premises and equipment, net	2,813	2,727
Federal Home Loan Bank stock	5,641	5,566
Accrued interest receivable	711	628
Bank-owned life insurance	2,357	2,339
Goodwill	14,507	14,507
Other intangible assets, net	448	480
Prepaid expenses and other assets	248	266
Prepaid federal income taxes	693	479

Total assets	$241,682	$247,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$137,022	$137,634
Advances from the Federal Home Loan Bank	42,125	47,801
Advances by borrowers for taxes and insurance	457	331
Accrued interest payable	248	245
Deferred federal income taxes	1,597	1,234
Other liabilities	777	617
Total liabilities	182,226	187,862

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value;no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,864	35,834
Retained earnings	32,298	32,291
Shares acquired by stock benefit plans	(2,687)	(2,735)
Treasury shares at cost, 601,830 and 559,330 common shares at
September 30, and June 30, 2008, respectively	(6,114)	(5,700)
Accumulated other comprehensive income	9	17
Total shareholders’ equity	59,456	59,793

Total liabilities and shareholders’ equity	$241,682	$247,655

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Three months ended
	September 30,
	2008	2007
Interest income
Loans	$2,779	$2,565
Mortgage-backed securities	149	174
Investment securities	68	505
Interest-bearing deposits and other	135	100
Total interest income	3,131	3,344

Interest expense
Deposits	1,080	1,273
Borrowings	480	787
Total interest expense	1,560	2,060

Net interest income	1,571	1,284

Provision for losses on loans	15	-

Net interest income after provision for losses on loans	1,556	1,284

Other operating income
Earnings on bank-owned life insurance	18	21
Gain on sale of loans	12	-
Other operating	25	24
Total other income	55	45

General, administrative and other expense
Employee compensation and benefits	700	766
Occupancy and equipment	88	80
Franchise taxes	40	39
Data processing	42	35
Other operating	276	190
Total general, administrative and other expense	1,146	1,110

Earnings before income taxes	465	219

Federal income taxes
Current	(214)	36
Deferred	367	31
Total federal income taxes	153	67

NET EARNINGS	$312	$152

EARNINGS PER SHARE
Basic	$0.04	$0.02
Diluted	$0.04	$0.02

DIVIDENDS PER SHARE	$0.10	$0.10

See Notes to Condensed Conolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
(In thousands)

	Three months ended
	September 30,
	2008	2007

Net earnings	$312	$152

Other comprehensive income, net of taxes (benefits):
Unrealized holding gains (losses) on securities during the period, net of taxes (benefits) of $(3) and $52 during the respective periods	(8)	101

Comprehensive income	$304	$253

Accumulated comprehensive income (loss)	$9	$(186)

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three months ended
	September 30,

	2008	2007

Cash flows from operating activities:
Net earnings for the period	$312	$152
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	1	1
Amortization of deferred loan origination fees	(9)	(7)
Amortization of premiums on FHLB advances	(128)	(133)
Amortization of core deposit intangibles	32	33
Depreciation and amortization	40	36
Amortization of stock benefit plans	143	137
Provision for losses on loans	15	-
Federal Home Loan Bank stock dividends	(75)	-
Bank-owned life insurance earnings	(18)	(21)
Mortgage loans originated for sale	(884)	(80)
Gain on sale of loans	(12)	-
Proceeds from sale of mortgage loans	682	80
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(83)	(289)
Prepaid expenses and other assets	18	21
Accrued interest payable	3	133
Other liabilities	95	65
Federal income taxes
Current	(214)	131
Deferred	367	(66)
Net cash provided by operating activities	285	193

Cash flows provided by (used in) investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	668	459
Available for sale	33	128
Loan principal repayments	16,728	12,391
Loan disbursements	(20,778)	(17,553)
Purchase of office equipment	(126)	(1)
Net cash used in investing activities	(3,475)	(4,576)

Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(612)	50
Proceeds from Federal Home Loan Bank advances	8,500	6,850
Repayment of Federal Home Loan Bank advances	(14,049)	(3,111)
Advances by borrowers for taxes and insurance	126	161
Dividends paid on common stock	(305)	(263)
Treasury stock repurchases	(414)	(782)
Net cash provided by (used in) financing activities	(6,754)	2,905

Net decrease in cash and cash equivalents	(9,944)	(1,478)

Cash and cash equivalents at beginning of period	15,966	2,720

Cash and cash equivalents at end of period	$6,022	$1,242

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(In thousands)

	Three months ended
	September 30,
	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$-	$-

Interest on deposits and borrowings	$1,684	$2,061

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Three-months ended September 30, 2008 and 2007

(unaudited)

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2008, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2008 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.

2. Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Frankfort (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2008 and 2007

(unaudited)

4. Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released. Weighted average common shares deemed outstanding give effect to 282,484 and 301,262 unallocated ESOP shares for the three-month periods ended September 30, 2008, and 2007, respectively.

	Three months ended September 30,
	2008	2007

Weighted-average common shares outstanding (basic)	7,615,310	7,817,377

Dilutive effect of:
Non-vested restricted stock awards	-	-
Assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,615,310	7,817,377

There were 416,900 share-based awards representing non-dilutive shares outstanding for the three-month period ended September 30, 2008, compared to 339,200 share-based awards representing non-dilutive shares outstanding for the three-month period ended September 30, 2007.

5. Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement emphasizes that fair value is a market-based measurement and should be determined based on assumptions that a market participant would use when pricing an asset or liability. This Statement clarifies that market participant assumptions should include assumptions about risk as well as the effect of a restriction on the sale or use of an asset. Additionally, this Statement establishes a fair value hierarchy that provides the highest priority to quoted prices in active markets and the lowest priority to unobservable data. This Statement is effective for fiscal years beginning after November 15, 2007, or July 1, 2008 for the Company, and interim periods within that year. The adoption of this Statement did not have a material adverse effect on the Company’s financial position or results of operations.

In December 2007, the FASB issued SFAS No 141 (revised 2007), “Business Combinations,” which replaces SFAS 141. This Statement applies to all transactions or other events in which one entity obtains control of one or more businesses. It requires all assets acquired, liabilities assumed and any noncontrolling interest to be measured at fair value at the acquisition date. The Statement requires certain costs such as acquisition-related costs that were previously recognized as a component of the purchase price, and expected restructuring costs that were previously recognized as an assumed liability, to be recognized separately from the acquisition as an expense when incurred.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2008 and 2007

(unaudited)

5. Recent Accounting Pronouncements (continued)

FAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008 and may not be applied before that date. The initial adoption of this statement is not expected to have a material adverse effect on the Company’s financial position or results of operations.

Concurrent with SFAS No. 141 (R), the FASB issued SFAS No. 160, “Noncontrolling Interests in Condensed consolidated financial Statements, an Amendment of ARB 51.” SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formeraly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary. A subsidiary, as defined by SFAS No. 160, includes a variable interest entity that is consolidated by a primary beneficiary.
A noncontrolling interest in a subsidiary, previously reported in the statement of financial position as a liability or in the mezzanine section outside of permanent equity, will be included within consolidated equity as a separate line item upon adoption of SFAS No. 160. Further, consolidated net income will be reported at amounts that include both the parent (or primary beneficiary) and the noncontrolling interest with separate disclosure on the face of the consolidated statement of income of the amounts attributable to the parent and to the noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. The initial adoption of this statement is not expected to have a material adverse effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including Amendment of FASB Statement No. 115.” This Statement allows companies the choice to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments. This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or July 1, 2008, as to the Company, and interim periods within that fiscal year. The adoption of this statement did not have a material adverse effect on the Company’s financial position or results of operations.

6.	Commitments

As of September 30, 2008, loan commitments and unused lines of credit totaled $11.7 million, including $491,000 in undisbursed construction loans, $1.8 million in one- to four-family mortgage loans and $9.4 million in lines of credit secured by equity in real property.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2008 and 2007
(unaudited)

7. Disclosures About Fair Value of Assets and Liabilities

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standard No. 157, “Fair Value Measurements” (FAS157). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

FAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. FAS 157 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

Following is a description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include mortgage products.

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at September 30, 2008:

Fair Value Measurements Using
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$5,435	$-	$5,435	$-

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

Management of the Banks perform a monthly evaluation of the allowance for loan losses. Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews, volume and mix of the loan portfolio and other relevant factors. This evaluation is inherently subjective as it requires material estimates that may be susceptible to change. Management considers the economic climate in the lending areas to be among the factors most likely to have an impact on the level of the required allowance for loan losses. However, in view of the fact that the Banks’ local economies are diverse, without significant dependence on a single industry or employer, the economic climate in the Banks’ market areas are considered to be stable. Nevertheless, management continues to monitor and evaluate factors which could have an impact on the required level of the allowance. Nationally, management will watch for issues that may negatively affect a significant percentage of homeowners in the Banks’ lending areas. These may include significant increases in unemployment or significant depreciation in home prices. Management reviews employment statistics periodically when determining the allowance for loan losses and generally finds the unemployment rate in the Banks’ lending areas to be acceptable in relation to historical trends. Given the aforementioned indicators of economic stability, management does not foresee in the near term, any significant increases in the required allowance for loan losses related to economic factors. Finally, Company management has no current plans to alter the type of lending offered or collateral accepted by the Banks, but if such plans change or market conditions result in large concentrations of certain types of loans, such as commercial real estate or high loan-to-value ratio residential loans, management would respond with an increase in the overall allowance for loan losses.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Critical Accounting Policies (continued)

The allowance for loan losses analysis has two components, specific and general allocations. Specific allocations are made for loans that are determined to be impaired. Impairment is measured by determining the present value of expected future cash flows or, for collateral-dependent loans, the fair value of the collateral adjusted for market conditions and selling expenses. The general allocation is determined by segregating the remaining loans by type of loan, risk-weighting (if applicable) and payment history. Historical loss experience, delinquency trends, general economic conditions and geographic and industry concentrations are also analyzed. This analysis establishes factors that are applied to the loan groups to determine the amount of the general reserve. Actual loan losses may be significantly more than the allowance established, which could have a material negative effect on the Company’s condensed consolidated financial results.

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

Core deposit intangibles represent the value of long-term deposit relationships and are amortized over their estimated useful lives. The Company annually evaluates these estimated useful lives. If the Company determines hat events or circumstances warrant a change in these estimated useful lifes, the Company will adjust the amortization of the core deposit intangibles, which could affect future amortization expense.

Discussion of Financial Condition Changes from June 30, 2008 to September 30, 2008

Assets: At September 30, 2008, the Company’s assets totaled $241.7 million, a decrease of $6.0 million, or 2.4%, from total assets at June 30, 2008. This decrease was attributed primarily to the Company’s efforts to effectively utilize liquidity by continuing its strategy of funding loans to the extent possible and then paying down borrowings. It is management’s intention to continue deploying excess liquidity into mortgage loans to the extent possible.

Cash and cash equivalents: Cash and cash equivalents decreased $9.9 million to $6.0 million at September 30, 2008. It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible.

Loans: Loans receivable, net, increased by $4.0 million or 2.2% to $186.1 million at September 30, 2008. Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company. The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2008 to September 30, 2008 (continued)

Non-Performing Loans:  At September 30, 2008, the Company had approximately $1.9 million, or 1.0% of net loans, in loans 90 days or more past due, compared to $1.3 million or 0.7%, of net loans at June 30, 2008.  At September 30, 2008, the Company’s allowance for loan losses of $681,000 represented 36.0% of nonperforming loans and 0.4% of total loans.

The Company had $2.3 million in loans classified as substandard for regulatory purposes at September 30, 2008. Classified loans as a percentage of net loans was 1.2% and 0.9% at September 30, 2008 and June 30, 2008, respectively. Substandard assets included 35 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 4% to 105%*; three home equity loan second mortgages secured by single-family homes; and three single-family homes acquired through foreclosure (with an aggregate fair value of $21,000). At September 30, 2008, the Company had $681,000 in loans classified as special mention. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.
*Of the substandard assets, three loans exceeded a 90% loan-to-value ratio, one of which was covered by private mortgage insurance.

Non-Performing Loans
At September 30, 2008, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities: At September 30, 2008, the Company’s investment and mortgage-backed securities had decreased $713,000 or 3.2% to $21.7 million. Approximately $8.0 million of the Company’s remaining investment and agency securities are scheduled to mature within the next two years.

Liabilities: At September 30, 2008, the Company’s liabilities totaled $182.2 million, a decrease of $5.6 million, or 3.0%, from total liabilities at June 30, 2008. The decrease in liabilities was attributed primarily to a $5.7 million, or 11.9%, decrease in Federal Home Loan Bank advances , which decreased to $42.1 million at September 30, 2008. In addition, the Company had a decline of $612,000 or 0.4%, in deposits, which totaled $137.0 million at September 30, 2008. Of the $42.1 million in advances, approximately $4.5 million were in overnight advances. As stated previously, management plans to continue reducing the level of Federal Home Loan Bank advances as lower-yielding investment securities mature over the next two years.

Shareholders’ Equity: At September 30, 2008, the Company’s shareholders’ equity totaled $59.5 million, a decrease of $337,000 or 0.6% from the June 30, 2008 total. The primary reason for the decrease in shareholders’ equity was the acquisition of $414,000 of treasury shares at an average cost of $9.74 per share.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007

General

Net earnings totaled $312,000 for the three months ended September 30, 2008, an increase of $160,000, or 105.3% from the $152,000 in net earnings for the same period in 2007. The increase was primarily attributable to an increase in net interest income.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007 (continued)

Net Interest Income

Net interest income increased $287,000 or 22.4% to $1.6 million for the three month period ended September 30, 2008, compared to the 2007 period, due to the cost of funds decreasing at a faster pace than interest income. Interest income decreased by $213,000, or 6.4%, to $3.1 million, while interest expense decreased $500,000 or 24.3% to $1.6 million for the three months ended September 30, 2008. The reduction in interest expense was attributable to decreased costs for both deposits and advances.

Interest income on loans increased $214,000 or 8.3% to $2.8 million, while interest income on investment securities decreased $437,000, or 86.5%, to $68,000 for the 2008 period compared to the prior year period. The increase in interest income on loans was due primarily to an increase in the average balance of the loan portfolio, as the average balance increased $12.9 million or 7.7% year over year to an average of $181.9 million for the most recent quarter end. Interest income on investment securities decreased primarily as a result of a reduced volume, as the average balance outstanding declined $48.4 million or 85.8% to $8.0 million for the quarter ended September 30, 2008.

Interest expense on deposits and borrowings both declined year over year. Interest expense on borrowings decreased $307,000 or 39.0% to 480,000 for the three-month period ended September 30, 2008, while interest expense on deposits declined $193,000 or 15.2% to $1.1 million for the same period. The decline in interst expense on borrowings was attributed primarily to a reduction in the average outstanding balance, although average rate paid on borrowings also declined period to period. The average balance of borrowing outstanding declined $20.1 million or 30.8% to $45.3 million for the recently ended quarter. The average rate paid on deposits declined 58 basis points to 4.24% for the quarter ended September 30, 2008. The decline in interest expense on deposits was attributed to lower cost on certificates of deposits, as the interest expense on certificates of deposits declined $198,000 or 15.2% to $965,000 for the most recent quarter. The decrease in interest expense on certificates of deposits was attributed primarily to a decrease in the average rate paid on certificates, which declined 77 basis points to 4.02% for the three months ended September 30, 2008. The average balance of certificates of deposit outstanding declined for the threee-month period year over year by $1.2 million or 1.3% to $96.0 million for the recently ended quarter.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $15,000 during the three months ended September 30, 2008, while no provision was recorded for the three months ended September 30, 2007. Based on management’s analysis of the loan portfolio, it was determined that the Allowance for Loan and Lease Losses was slightly underfunded and an addition during the three months ended September 30, 2008 was appropriate. Still, the overall level of nonperforming loans, discussed above (See “Critical Accounting Policies,”) remains relatively stable. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $55,000 for the three months ended September 30, 2008, an increase of $10,000 from the same period in 2007.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2008 and 2007 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $1.1 million for the three months ended September 30, 2008, an increase of $36,000, or 3.2%, compared to the same period in 2007. The increase was due primarily to an increase in other operating expense, which totaled $276,000 for the three months ended September 30, 2008, an increase of $86,000, or 45.3%, from the same period in 2007. The increase in other operating expense was related primarily to expenses associated with the Company’s costs to comply with the Sarbanes-Oxley Act of 2002.

Federal Income Taxes

The provision for federal income taxes totaled $153,000 for the three months ended September 30, 2008, an increase of $86,000, or 128.4%, compared to the same period in 2007. The effective tax rates were 32.9% and 30.6% for the threee-month periods ended September 30, 2008 and 2007, respectively.

Recent Regulatory Initiatives

On October 14, 2008 the United States Treasury announced a voluntary Capital Purchase Program to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. Under the program, Treasury will purchase up to $250 billion of senior preferred shares on standardized terms as described in the program’s term sheet. The program will be available to qualifying U.S.-controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities and which elect to participate before 5:00 p.m. (EDT) on November 14, 2008. Treasury will determine eligibility and allocations for interested parties after consultation with the appropriate federal banking agency. Given the restrictions placed on participation in this plan, including the grant of warrants to the federal government which could result in dilution of our shareholders’ value, the Company probably will not participate in this program, but management continues to weigh the options.

Also announced on October 14, 2008 by the FDIC was a Temporary Liquidity Guarantee Program designed to strengthen confidence and encourage liquidity in the banking system. The new program will guarantee newly issued senior unsecured debt of eligible institutions, including FDIC-insured banks and thrifts, as well as certain holding companies. The program will also provide full deposit coverage for non-interest bearing deposit transaction accounts in FDIC-insured institutions, regardless of the dollar amount. As the company does not issue debt and has no deposit relationshps that entail non-interest bearing deposit accounts in excess of current FDIC limits, the Company will not participate in this program.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Asset and Liability Management” in the Company’s Form 10-K filed September 29, 2008.

ITEM 4: Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective. During the quarterly period ended September 30, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting, except for a change related to accrual of mortgage loan interest receivable. During the course of our external audit for the fiscal year ended June 30, 2008, we noted an adjustment identified by our external auditors and made the appropriate changes to correct the material weakness in the current period.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

Not applicable.

ITEM 1A. Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2008.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

July 1-31, 2008	18,900	$9.74	18,900	51,600
August 1-31, 2008	7,500	$9.75	7,500	44,100
September 1-30, 2008	16,100	$9.72	16,100	28,000

(1)  On August 17, 2007, the Company announced a program to repurchase up to 150,000 shares of its Common Stock.  This program was terminated on February 13, 2008 when the Company completed the repurchase of substantially all shares authorized under this program, and announced another program to repurchase up to 150,000 shares of its Common Stock. On October 17, 2008, the Company announced the completion of the stock repurchase program begun on February 13, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

ITEM 3. Defaults Upon Senior Securities

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

KENTUCKY FIRST FEDERAL BANCORP

Date: November 14, 2008	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: November 14, 2008	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer