Form 10-Q
period 2008-12-31
Kentucky First Federal Bancorp
filed 2009-02-17
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                           December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past ninety days:    Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐         No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At February 9, 2009, the Corporation had 7,864,648 shares of $.01 par value common stock outstanding.

INDEX

			Page

PART I -	ITEM 1	FINANCIAL INFORMATION
		Condensed Consolidated Statements of Financial Condition	3

		Condensed Consolidated Statements of Earnings	4

		Condensed Consolidated Statements of Comprehensive Income	5

		Condensed Consolidated Statements of Cash Flows	6

		Notes to Condensed Consolidated Financial Statements	8

	ITEM 2	Management’s Discussion and Analysis of
		Financial Condition and Results of
		Operations	12

	ITEM 3	Quantitative and Qualitative Disclosures
		About Market Risk	19

	ITEM 4T	Controls and Procedures	19

PART II -	OTHER INFORMATION		20

SIGNATURES			21

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	December 31,	June 30,
	2008	2008
	(Unaudited)
ASSETS
Cash and due from banks	$1,248	$790
Interest-bearing deposits in other financial institutions	3,459	15,176
Cash and cash equivalents	4,707	15,966

Interest-bearing deposits	100	100
Available-for-sale securities	5,553	5,480
Held-to-maturity securities, at amortized cost - approximate fair value of $16,326 and $16,409 at December 31, and June 30, 2008, respectively	15,984	16,959
Loans available for sale	-	86
Loans receivable	191,778	182,717
Allowance for loan losses	(681)	(666)
Real estate acquired through foreclosure	13	21
Office premises and equipment, net	2,863	2,727
Federal Home Loan Bank stock	5,641	5,566
Accrued interest receivable	670	628
Bank-owned life insurance	2,386	2,339
Goodwill	14,507	14,507
Intangible assets, net	415	480
Prepaid expenses and other assets	217	266
Prepaid federal income taxes	741	479

Total assets	$244,894	$247,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$135,917	$137,634
Advances from the Federal Home Loan Bank	47,255	47,801
Advances by borrowers for taxes and insurance	2	331
Accrued interest payable	232	245
Deferred federal income taxes	1,646	1,234
Other liabilities	555	617
Total liabilities	185,607	187,862

Commitments and contingencies	-	-

Shareholders’ equity	-	-
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued
Common stock, 20,000,000 shares authorized $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,156	35,834
Retained earnings	32,344	32,291
Shares acquired by stock benefit plans	(2,642)	(2,735)
Treasury shares at cost, 667,730 and 559,330 shares at December 31 and June 30, 2008, respectively	(6,756)	(5,700)
Accumulated other comprehensive income	99	17
Total shareholders’ equity	59,287	59,793

Total liabilities and shareholders’ equity	$244,894	$247,655

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Six months ended		Three months ended
	December 31,		December 31,
	2008	2007	2008	2007

Interest income
Loans	$5,555	$5,204	$2,776	$2,639
Mortgage-backed securities	292	342	143	168
Investment securities	135	986	67	481
Interest-bearing deposits and other	207	205	72	105
Total interest income	6,189	6,737	3,058	3,393

Interest expense
Deposits	2,135	2,523	1,055	1,250
Borrowings	922	1,584	442	797
Total interest expense	3,057	4,107	1,497	2,047

Net interest income	3,132	2,630	1,561	1,346

Provision for losses on loans	15	-	-	-

Net interest income after provision for losses on loans	3,117	2,630	1,561	1,346

Other operating income
Earnings on bank-owned life insurance	47	43	29	22
Gain on sale of loans	18	-	6	-
Other operating	49	45	24	21
Total other income	114	88	59	43

General, administrative and other expense
Employee compensation and benefits	1,412	1,490	712	724
Occupancy and equipment	204	169	116	89
Franchise taxes	87	78	47	39
Data processing	81	72	39	37
Other operating	508	380	232	190
Total general, administrative and other expense	2,292	2,189	1,146	1,079

Earnings before income taxes	939	529	474	310

Federal income taxes
Current	(66)	69	148	33
Deferred	370	97	3	66
Total federal income taxes	304	166	151	99

NET EARNINGS	$635	$363	$323	$211

EARNINGS PER SHARE
Basic	$0.08	$0.05	$0.04	$0.03
Diluted	$0.08	$0.05	$0.04	$0.03

DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
 (In thousands)

	Six months ended		Three months ended
	December 31,		December 31,
	2008	2007	2008	2007

Net earnings	$635	$363	$323	$211

Other comprehensive income, net of taxes:
Unrealized holding gains on securities during the period, net of taxes of $42, $114, $46 and $62 during the respective periods	82	222	90	121

Comprehensive income	$717	$585	$413	$332

Accumulated other comprehensive income (loss)	$99	$(65)	$99	$(65)

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the six months ended December 31,
(Unaudited)
(In thousands)

	2008	2007

Cash flows from operating activities:
Net earnings for the period	$635	$363
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	1	(2)
Amortization of deferred loan origination fees	33	(19)
Amortization of premiums on FHLB advances	(255)	(265)
Amortization of core deposit intangibles	65	65
Depreciation and amortization	76	72
Amortization of stock benefit plans	284	279
Provision for losses on loans	15	-
Federal Home Loan Bank stock dividends	(75)	-
Bank-owned life insurance earnings	(47)	(43)
Mortgage loans originated for sale	(1,210)	(380)
Gain on sale of loans	(18)	-
Proceeds from sale of mortgage loans	1,314	259
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(43)	70
Prepaid expenses and other assets	50	28
Accrued interest payable	(13)	(44)
Other liabilities	69	175
Federal income taxes
Current	(262)	(57)
Deferred	370	113
Net cash provided by operating activities	989	614

Cash flows provided by (used in) investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	975	10,843
Available for sale	50	177
Proceeds from sale of real estate acquired through foreclosure	8	-
Loan disbursements	(35,589)	(28,816)
Loan principal repayments	26,495	20,612
Purchase of office equipment	(212)	(90)
Net cash provided by (used in) investing activities	(8,273)	2,726

Cash flows provided by (used in) financing activities:
Net decrease in deposit accounts	(1,717)	(2,902)
Proceeds from Federal Home Loan Bank advances	15,800	20,100
Repayment of Federal Home Loan Bank advances	(16,091)	(18,820)
Advances by borrowers for taxes and insurance	(329)	(312)
Dividends paid on common stock	(582)	(577)
Purchase of shares for treasury	(1,056)	(1,389)
Net cash used in financing activities	(3,975)	(3,900)

Net decrease in cash and cash equivalents	(11,259)	(560)

Cash and cash equivalents at beginning of period	15,966	2,720

Cash and cash equivalents at end of period	$4,707	$2,160

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the six months ended December 31,
(Unaudited)
(In thousands)

	2008	2007

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$205	$110

Interest on deposits and borrowings	$3,325	$4,418

Transfers from loans to real estate acquired through foreclosure, net	$-	$27

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six- and three-month periods ended December 31, 2008 and 2007

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

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the six- and three-month periods ended December 31, 2008, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The condensed consolidated statement of financial condition as of June 30, 2008 has been derived from the audited consolidated statement of financial condition as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six- and three-month periods ended December 31, 2008 and 2007

(Unaudited)

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 282,484 unallocated ESOP shares for the six- and three-month periods ended December 31, 2008, and 301,262 unallocated ESOP shares for the six- and three-month periods ended December 31, 2007.
	Six months ended December 31,
	2008	2007

Weighted-average common shares outstanding (basic)	7,588,835	7,781,376

Dilutive effect of:
Non-vested restricted stock awards	-	-
Assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,588,835	7,781,376

	Three months ended December 31,
	2008	2007

Weighted-average common shares outstanding (basic)	7,561,721	7,745,436

Dilutive effect of:
Non-vested restricted stock awards	-	-
Assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,561,721	7,745,436

There were 391,000 share-based awards representing non-dilutive shares outstanding for the six- and three-month periods ended December 31, 2008 compared to 416,900 share-based awards representing non-dilutive shares outstanding for the six- and three-month periods ended December 31, 2007.

4.  Recent Accounting Pronouncements

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six- and three-month periods ended December 31, 2008 and 2007

(Unaudited)

4.  Recent Accounting Pronouncements (continued)

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including Amendment of FASB Statement No. 115.”  This Statement allows companies the choice to measure many financial instruments and certain other items at fair value.  The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  This Statement is expected to expand the use of fair value measurement, which is consistent with the Board’s long-term measurement objectives for accounting for financial instruments.  This Statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007, or July 1, 2008, as to the Company, and interim periods within that fiscal year.  The adoption of this statement did not have a material adverse effect on the Company’s financial position or results of operations.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Six- and three-month periods ended December 31, 2008 and 2007

(Unaudited)

5.  Commitments

As of December 31, 2008, loan commitments and unused lines of credit totaled $10.3 million, including $121,000 in undisbursed construction loans, $815,000 in one- to four-family mortgage loans and $9.4 million in lines of credit secured by equity in real property.

6.  Disclosures About Fair Value of Assets and Liabilities

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at December 31, 2008:

Fair Value Measurements Using
(in thousands)
		Quotes Prices in Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities	$ 5,553	$ -	$ 5,553	$ -

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

Discussion of Financial Condition Changes from June 30, 2008 to December 31, 2008

Assets:  At December 31, 2008, the Company’s assets totaled $244.9 million, a decrease of $2.8 million, or 1.1%, from total assets at June 30, 2008.  The primary reason for the decrease in assets was the reduction in cash and cash equivalents, most of which was used to fund new loans, although some supplanted a reduction in deposits.  It is management’s intention to deploy excess liquidity into mortgage loans to the extent possible.

Cash and cash equivalents: Cash and cash equivalents decreased by $11.3 million or 70.5% to $4.7 million at December 31, 2008.  It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible.

Loans:  Loans receivable, net, increased to $191.1 million at December 31, 2008, an increase of $9.0 million or 5.0%.  Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2008 to December 31, 2008 (continued)

Non-Performing Loans:  At December 31, 2008, the Company had approximately $2.3 million, or 1.2% of net loans, in loans 90 days or more past due, compared to $1.3 million, or 0.7%, of net loans at June 30, 2008.  The increase in non-performing loans is primarily related to the economic downturn in general and a weaker real estate market in particular.  As with most mortgage lenders, the Company has seen an increase in the number of loans that have become delinquent.  Some of these delinquencies are caused by lost jobs, while other delinquencies are the result of illness, divorce or other life happenings.  Heretofore, delinquencies were easier to resolve with the voluntary sale of the property.  The current economic environment makes sale of properties more difficult, and, as a result, makes the resolution of delinquencies more difficult.  However, while the December 31, 2008 level of non-performing loans is higher than in past quarters, Management believes that the Company’s percentage of non-performing loans to net loans is low when compared to the historical delinquency rates in the industry.

At December 31, 2008, the Company’s allowance for loan losses of $681,000 represented 29.2% of nonperforming loans and 0.4% of total loans.

The Company had $2.9 million in loans classified as substandard for regulatory purposes at December 31, 2008. Classified loans as a percentage of net loans was 1.5% and 0.9% at December 31, 2008 and  June 30, 2008, respectively.  Substandard assets included 34 single-family home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 23% to 104%*; three home equity lines of credit totaling $34,000 which are second mortgages to the previously-mentioned single-family, owner-occupied home loans; one loan of $209,000 secured by both an owner-occupied, single-family home and a single-family rental home with a loan-to-value ratio of 78%; two loans-a first and second mortgage totaling $41,000-secured by an owner-occupied duplex with a loan-to-value of 69%; three loans totaling $175,000 that are secured by single-family rental homes all with loan-to-value ratios of approximately 80%; and one loan totaling $254,000 secured by three single-family properties and two duplexes with a loan-to-value ratio of 79%.  At December 31, 2008, the Company had $418,000 in loans classified as special mention.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. *Of the substandard assets, two loans exceeded a 90% loan-to-value ratio, one of which is covered by private mortgage insurance.

At December 31, 2008, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities:  At December 31, 2008, the Company’s investment and mortgage-backed securities had decreased $902,000 or 4.0% to $21.5 million.  Approximately $8.0 million of the Company’s investment and agency securities are scheduled to mature within the next eighteen months.

Liabilities: At December 31, 2008, the Company’s liabilities totaled $185.6 million, a decrease of $2.3 million, or 1.2%, from total liabilities at June 30, 2008.  The decrease in liabilities was attributed primarily to a $1.7 million, or 1.2%, decrease in deposits, which decreased to $135.9 million at December 31, 2008.  Federal Home Loan Bank advances decreased $546,000 or 1.1% to $47.3 million at December 31, 2008.  At times, the Company has chosen not to meet market rates if the deposits cannot be invested profitably in interest-earning assets.  As stated previously, management anticipates reducing the level of Federal Home Loan Bank advances as lower-yielding investment securities mature over the next three years.  To some degree this will depend on the demand for new loans.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2008 to December 31, 2008 (continued)

Shareholders’ Equity:  At December 31, 2008, the Company’s shareholders’ equity totaled $59.3 million, a decrease of $506,000 or 0.8% from the June 30, 2008 total.  The decrease in shareholders’ equity is primarily related to the acquisition of $1.1 million of treasury shares at an average cost of $9.74 per share and the dividend declarations, which totaled $582,000 for the six months ended December 31, 2008.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2008 and 2007

General

Net earnings totaled $635,000 for the six months ended December 31, 2008, an increase of $272,000, or 74.9% from the $363,000 in net earnings for the same period in 2007.  The increase was primarily attributable to an increase in net interest income.

Net Interest Income

Net interest income increased $502,000 or 19.1% to $3.1 million for the six month period ended December 31, 2008, compared to the 2007 period, due primarily to decreased cost of funds.  Interest income decreased by $548,000, or 8.1%, to $6.2 million, while interest expense decreased $1.1 million or 25.6% to $3.1 million for the six months ended December 31, 2008.  The decrease in interest income was due primarily to a decline in interest income from investments, while the decrease in interest expense was attributable to lower costs for both deposits and advances.

Interest income from investment securities decreased $851,000 or 86.3% to $135,000 for the six month period ended December 31, 2008, primarily as a result of a decline in the average balance in investment securities, which declined $47.1 million or 85.3% to $8.1 million for the six months ended December 31, 2008.  The decline in the outstanding balance was the result of maturities and calls of the Company’s investments, rather than the sale of those securities.  Somewhat offsetting the decline in interest income from investments was an increase in interest income from loans, which increased $351,000 or 6.7% to $5.6 million for the six month period just ended.  The increase in interest income on loans was primarily attributable to an increase in the average balance of loans outstanding, which increased $15.9 million or 9.3% to $187.0 million for the six months period ended December 31, 2008.  The average rate earned by the loan portfolio declined 15 basis points to 5.94% for the most recent six month period compared to the prior year.  Interest rates on loans have continued to decline.  Increased refinancing activity is likely to cause the yield on loans to continue to decline as well.

Interest expense on deposits decreased $388,000 or 15.4% to $2.1 million for the six months ended December 31, 2008, while interest expense on advances decreased $662,000, or 41.8%, to $922,000 for the 2008 period compared to the prior year period.  The decrease in interest expense on advances was attributable primarily to a decrease in the average balance outstanding, while the average rate paid on such advances also declined period to period.  The average balance of advances outstanding decreased $23.3 million, or 34.2%, from $68.2 million for the six months ended December 31, 2007 to $44.9 million for the six month period ended December 31, 2008.  The average rate paid on advances declined 54 basis points to 4.11% for the six month period just ended.  The decrease in interest expense on deposits was due primarily to a decrease in the average rate paid on deposits, which declined 62 basis points to 3.11% for the six-month period ended December 31, 2008.  The average balance of deposits outstanding decreased $2.4 million or 1.7% for the six month period just ended.  Net interest margin increased by 77 basis points to 2.83% for the six months ended December 31, 2008, compared to 2.06% for the comparable 2007 period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2008 and 2007 (continued)

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $15,000 during the six months ended December 31, 2008, while no provision was recorded for the six months ended December 31, 2007.  Based on management’s analysis of the loan portfolio, it was determined that the Allowance for Loan and Lease Losses (“ALLL”) was slightly underfunded and an addition during the six months ended December 31, 2008 was appropriate.  Management does not believe the ALLL was underfunded at December 31, 2008.  However, the significant turmoil in the general mortgage market makes this calculation even more difficult.   There can be no assurance that the loan loss allowance will be adequate to absord unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $114,000 for the six months ended December 31, 2008, an increase of $26,000 from the same period in 2007.  The increase is attributable primarily to gain on sale of loans, which totaled $18,000 for the six month period just ended.  The Company realized no gain on sale of loans in the 2007 six month period.

General, Administrative and Other Expense

General, administrative and other expense totaled $2.3 million for the six months ended December 31, 2008, an increase of $103,000, or 4.7%, compared to the same period in 2007.  The increase was due primarily to an increase of $128,000, or 33.7%, in other operating expenses, which totaled $508,000 for the six months ended December 31, 2008.  The increase in other operating expense is chiefly related to costs associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act.

Federal Income Taxes

The provision for federal income taxes totaled $304,000 for the six months ended December 31, 2008, an increase of $138,000, or 83.1%, compared to the same period in 2007.  The effective tax rates were 32.4% and 31.4% for the six-month periods ended December 31, 2008 and 2007, respectively.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2008 and 2007

General

Net earnings totaled $323,000 for the three months ended December 31, 2008, an increase of $112,000, or 53.1% from the $211,000 in net earnings for the same period in 2007.  The increase was primarily attributable to an increase in net interest income.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2008 and 2007 (continued)

Net Interest Income

Net interest income increased $215,000 or 16.0% to $1.6 million for the three month period ended December 31, 2008, compared to the 2007 period, due primarily to decreased cost of funds.  Interest income decreased by $335,000, or 9.9%, to $3.1 million, while interest expense decreased $550,000 or 26.9% to $1.5 million for the three months ended December 31, 2008.

Interest income from investment securities decreased $414,000 or 86.1% to $67,000 for the three month period ended December 31, 2008, primarily as a result of a decline in the average balance in investment securities, which declined $45.8 million or 85.0% to $8.1 million for the three months ended December 31, 2008.  The decline in the outstanding balance was the result of maturities and calls of the Company’s investments, rather than the sale of those securities.  Somewhat offsetting the decline in interest income from investments was an increase in interest income from loans, which increased $137,000 or 5.2% to $2.8 million for the three month period just ended.  The increase in interest income on loans was primarily attributable to an increase in the average balance of loans outstanding, which increased $13.2 million or 7.8% to $187.0 million for the three month period ended December 31, 2008.  The average rate earned by the loan portfolio declined 13 basis points to 5.94% for the most recent three month period compared to the prior year.  Interest rates on loans have continued to decline.  Increased refinancing activity is likely to cause the yield on loans to continue to decline as well.

Interest expense on deposits decreased $195,000 or 15.6% to $1.1 million, while interest expense on advances decreased $355,000, or 44.5%, to $442,000 for the 2008 period compared to the prior year period.  The decrease in interest expense on advances was attributable primarily to a decrease in the average balance outstanding, while the average rate paid on such advances also declined period to period.  The average balance of advances outstanding decreased $28.3 million, or 39.9%, from $70.9 million for the three months ended December 31, 2007 to $42.6 million for the three month period ended December 31, 2008.  The average rate paid on advances declined 35 basis points to 4.15% for the three month period just ended.  The decrease in interest expense on deposits was due primarily to a decrease in the average rate paid on deposits, which declined 64 basis points to 3.09% for the three-month period ended December 31, 2008.  The average balance of deposits outstanding decreased $1.7 million or 1.2% for the three month period just ended.  Net interest margin increased by 80 basis points to 2.86% for the three months ended December 31, 2008, compared to 2.06% for the comparable 2007 period.

Provision for Losses on Loans

The Company recorded no provision for losses on loans during the three months ended December 31, 2008 or 2007.  Management does not believe the ALLL was underfunded at December 31, 2008.  However, the significant turmoil in the general mortgage market makes this calculation even more difficult.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $59,000 for the three months ended December 31, 2008, an increase of $16,000 from the same period in 2007.  The increase in the 2008 period is primarily attributable to gain on sale of loans.  Gain on sale of loans totaled $6,000 for the three month period just ended, while no gain on sale of loans was realized in the 2007 period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2008 and 2007 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $1.1 million for the three months ended December 31, 2008, an increase of $67,000, or 6.2%, compared to the same period in 2007.  This increase was due primarily to an increase in other operating expenses, which totaled $232,000 for the three months ended December 31, 2008, an increase of $42,000, or 22.1%, from the same period in 2007.  The increase in other operating expense is chiefly related to costs associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act.

Federal Income Taxes

The provision for federal income taxes totaled $151,000 for the three months ended December 31, 2008, an increase of $52,000, or 52.5%, compared to the same period in 2007.  The effective tax rates was 31.9% for each of the the three-month periods ended December 31, 2008 and 2007.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Form 10-K filed September 28, 2008.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended December 31, 2008, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.        Legal Proceedings

   Not applicable.

ITEM 1A.     Risk Factors

   The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.        Unregistered Sales of Equity Securities and Use of Proceeds

   (c)  The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2008.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

October 1-31, 2008	32,500	$9.69	32,500	137,100
November 1-30, 2008	10,200	$9.78	10,200	126,900
December 1-31, 2008	23,200	$9.75	23,200	103,700

(1)  On August 17, 2007, the Company announced a program to repurchase up to 150,000 shares of its Common Stock.  This program was terminated on February 13, 2008 when the Company completed the repurchase of substantially all shares authorized under this program, and announced another program to repurchase up to 150,000 shares of its Common Stock. On October 17, 2008, the Company announced the completion of the stock repurchase program begun on February 13, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock.

ITEM 3.        Defaults Upon Senior Securities

     Not applicable.

ITEM 4T.     Submission of Matters to a Vote of Security Holders

(a)	The registrant held its Annual Meeting of Shareholders on November 11, 2008.
(b)	Not applicable
(c)	Two matters were voted upon at the Annual Meeting:
1)	Election of two individuals as directors:

	Votes For	Votes Withheld
Walter G. Ecton, Jr.	7,415,887	65,879

Don D. Jennings	7,428,267	53,049

 2)        Ratification of BKD, LLP, as the Company’s independent registered public accountants for the fiscal year ending June 30, 2009:

Votes For	Votes Against	Abstain
7,431,573	17,430	32,864

There were no broker nonvotes.

Kentucky First Federal Bancorp

PART II (continued)

ITEM 5.        Other Information

    None.

ITEM 6.        Exhibits

10.1	Employment Agreement between Kentucky First Federal Bancorp and Tony D. Whitaker, as amended* (1)
10.2	Employment Agreement between First Federal Savings and Loan Association of Hazard and Tony D. Whitaker, as amended* (1)
10.3	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended* (1)
10.4	Employment Agreement between First Federal Savings Bank of Frankfort and Don D. Jennings, as amended* (1)
10.5	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended* (1)
10.6	Employment Agreement between First Federal Savings Bank of Frankfort and R. Clay Hulette, as amended* (1)
10.7	Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl, as amended* (1)
10.8	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan* (1)
10.9	Amended and Restated First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan* (1)
10.10	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan* (1)
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
_____________
*      Management contract or compensation plan or arrangement.
(1)
Amended during the quarter ended December 31, 2008 to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”) and the regulations and guidance issued with respect to Section 409A of the Code.

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 16, 2009	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	February 16, 2009	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer