Form 10-Q
period 2009-03-31
Kentucky First Federal Bancorp
filed 2009-05-11
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past ninety days:  Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)
Yes ☐                      No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 8, 2009, the Corporation had 7,867,134 shares of $.01 par value common stock outstanding.

INDEX

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

 CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(In thousands, except per share data)

	March 31,	June 30,
	2009	2008
	(Unaudited)
ASSETS
Cash and due from banks	$1,194	$790
Interest-bearing deposits in other financial institutions	2,334	15,176
Cash and cash equivalents	3,528	15,966

Interest-bearing deposits	100	100
Available-for-sale securities	5,504	5,480
Held-to-maturity securities, at amortized cost - approximate fair value of $15,873 and $16,409 at
March 31, 2009 and June 30, 2008, respectively	15,486	16,959
Loans available for sale	-	86
Loans receivable	188,724	182,717
Allowance for loan losses	(667)	(666)
Real estate acquired through foreclosure	99	21
Office premises and equipment, net	2,884	2,727
Federal Home Loan Bank stock	5,641	5,566
Accrued interest receivable	673	628
Bank-owned life insurance	2,407	2,339
Goodwill	14,507	14,507
Intangible assets, net	382	480
Prepaid expenses and other assets	274	266
Prepaid federal income taxes	352	479

Total assets	$239,894	$247,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$138,428	$137,634
Advances from the Federal Home Loan Bank	40,297	47,801
Advances by borrowers for taxes and insurance	219	331
Accrued interest payable	222	245
Deferred federal income taxes	1,258	1,234
Other liabilities	638	617
Total liabilities	181,062	187,862

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par
value; no shares issued	-	-
Common stock, 20,000,000 shares authorized $.01
par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,187	35,834
Retained earnings	32,392	32,291
Shares acquired by stock benefit plans	(2,597)	(2,735)
Treasury shares at cost, 723,930 and 559,330 shares at March 31, 2009	(7,326)	(5,700)
and June 30, 2008, respectively
Accumulated other comprehensive income	90	17
Total shareholders’ equity	58,832	59,793

Total liabilities and shareholders’ equity	$239,894	$247,655

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS

(Unaudited)
(In thousands, except per share data)

	Nine months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008

Interest income
Loans	$8,342	7,873	$2,787	$2,669
Mortgage-backed securities	433	507	141	165
Investment securities	202	1,305	67	319
Interest-bearing deposits and other	271	303	64	98
Total interest income	9,248	9,988	3,059	3,251

Interest expense
Deposits	3,137	3,729	1,002	1,205
Borrowings	1,350	2,206	428	622
Total interest expense	4,487	5,935	1,430	1,827

Net interest income	4,761	4,053	1,629	1,424

Provision for losses on loans	15	12	-	12

Net interest income after provision for losses on loans	4,746	4,041	1,629	1,412

Other operating income
Earnings on bank-owned life insurance	69	64	22	21
Gain on sale of loans	40	10	22	7
Other operating	66	59	17	17
Total other income	175	133	61	45

General, administrative and other expense
Employee compensation and benefits	2,155	2,200	737	710
Occupancy and equipment	319	259	116	90
Franchise taxes	132	117	41	39
Data processing	123	117	42	45
Other operating	733	567	234	188
Total general, administrative and other expense	3,462	3,260	1,170	1,072

Earnings before income taxes	1,459	914	520	385

Federal income taxes
Current	487	137	552	68
Deferred	(14)	153	(383)	56
Total federal income taxes	473	290	169	124

NET EARNINGS	$986	$624	$351	$261

EARNINGS PER SHARE
Basic	$0.13	$0.08	$0.05	$0.03
Diluted	$0.13	$0.08	$0.05	$0.03

DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
 (In thousands)

	Nine months ended		Three months ended
	March 31,		March 31,
	2009	2008	2009	2008

Net earnings	$986	$624	$351	$261

Other comprehensive income, net of taxes (benefits):
Unrealized holding gains (losses) on securities during
the period, net of taxes (benefits) of $38, $193, $(5)
and $79 during the respective periods	73	375	(9)	153

Comprehensive income	$1,059	$999	$342	$414

Accumulated comprehensive income	$90	$88	$90	$88

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the nine months ended March 31,
(Unaudited)
(In thousands)
	2009	2008

Cash flows from operating activities:
Net earnings for the period	$986	$624
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities – net	4	1
Amortization of deferred loan origination fees	12	(34)
Amortization of premiums on FHLB advances	(377)	(397)
Amortization of core deposit intangibles	98	98
Depreciation and amortization	131	108
Amortization of stock benefit plans	425	420
Provision for losses on loans	15	12
Federal Home Loan Bank stock dividends	(75)	(71)
Bank-owned life insurance earnings	(68)	(64)
Mortgage loans originated for sale	(3,512)	(1,100)
Gain on sale of loans	(40)	(10)
Proceeds from sale of mortgage loans	3,638	845
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(45)	130
Prepaid expenses and other assets	(8)	15
Accrued interest payable	(23)	(63)
Other liabilities	87	(8)
Federal income taxes
Current	127	68
Deferred	(14)	56
Net cash provided by operating activities	1,361	630

Cash flows provided by (used in) investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	1,473	42,078
Available for sale	83	207
Proceeds from sale of real estate acquired through foreclosure	8	-
Loan principal repayments	39,857	29,401
Loan disbursements	(45,976)	(40,239)
Purchase of office equipment	(288)	(91)
Net cash provided by (used in) investing activities	(4,843)	31,356

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	794	(2,577)
Proceeds from Federal Home Loan Bank advances	17,800	21,600
Repayment of Federal Home Loan Bank advances	(24,927)	(32,771)
Advances by borrowers for taxes and insurance	(112)	(143)
Dividends paid on common stock	(885)	(881)
Purchase of shares for treasury	(1,626)	(2,081)
Net cash used in financing activities	(8,956)	(16,853)

Net decrease in cash and cash equivalents	(12,438)	15,133

Cash and cash equivalents at beginning of period	15,966	2,720

Cash and cash equivalents at end of period	$3,528	$17,853

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

For the nine months ended March 31,
(Unaudited)
(In thousands)

	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$360	$165

Interest on deposits and borrowings	$4,887	$6,493

Transfers from loans to real estate acquired
through foreclosure, net	$86	$27

See Notes to Condensed Consolidated Financial Statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine- and three-month periods ended March 31, 2009 and 2008

(Unaudited)

On March 2, 2005, First Federal Savings and Loan Association of Hazard (“First Federal of Hazard” or the “Association”) completed a Plan of Reorganization (the “Plan” or the “Reorganization”) pursuant to which the Association reorganized into the mutual holding company form of ownership with the incorporation of a stock holding company, Kentucky First Federal Bancorp (the “Company”) as parent of the Association.  Coincident with the Reorganization, the Association converted to the stock form of ownership, followed by the issuance of all the Association’s outstanding stock to Kentucky First Federal Bancorp.  Completion of the Plan culminated with Kentucky First Federal Bancorp issuing 4,727,938 common shares, or 55% of its common shares, to First Federal Mutual Holding Company (“First Federal MHC”), a federally chartered mutual holding company, with 2,127,572 common shares, or 24.8% of its shares offered for sale at $10.00 per share to the public and a newly formed Employee Stock Ownership Plan (“ESOP”).  The Company received net cash proceeds of $16.1 million from the public sale of its common shares.  The Company’s remaining 1,740,554 common shares were issued as part of the $31.4 million cash and stock consideration paid for 100% of the common shares of Frankfort First Bancorp (“Frankfort First”) and its wholly-owned subsidiary, First Federal Savings Bank of Frankfort (“First Federal of Frankfort”).  The acquisition was accounted for using the purchase method of accounting and resulted in the recordation of goodwill and other intangible assets totaling $15.4 million.

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated financial condition and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring accruals) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the nine- and three-month periods ended March 31, 2009, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The condensed consolidated statement of financial condition as of June 30, 2008 has been derived from the audited consolidated statement of financial condition as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted.  These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2008 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine- and three-month periods ended March 31, 2009 and 2008

(Unaudited)

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 263,572 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2009, and 282,484 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2008.

	Nine months ended March 31,
	2009	2008

Weighted-average common shares outstanding (basic)	7,574,784	7,752,619

Dilutive effect of:
Non-vested restricted stock awards	-	-
Assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,574,784	7,752,619

	Three months ended March 31,
	2009	2008

Weighted-average common shares outstanding (basic)	7,546,058	7,693,955

Dilutive effect of:
Non-vested restricted stock awards	-	-
Assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,546,058	7,693,955

There were 391,000 and 416,900 share-based awards representing non-dilutive shares outstanding for the nine- and three-month periods ended March 31, 2009 and 2008, respectively.

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

Nine- and three-month periods ended March 31, 2009 and 2008

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

Concurrent with SFAS No. 141 (R), the FASB issued SFAS No. 160, “Noncontrolling Interests in Condensed consolidated financial Statements, an Amendment of ARB 51.”  SFAS No. 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest (formerly known as minority interest) in a subsidiary and for the deconsolidation of a subsidiary.  A subsidiary, as defined by SFAS No. 160, includes a variable interest entity that is consolidated by a primary beneficiary.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine- and three-month periods ended March 31, 2009 and 2008

(Unaudited)

4.  Recent Accounting Pronouncements (continued)

On April 9, 2009, the FASB finalized three FASB Staff Positions (“FSPs”) regarding the accounting treatment for investments including mortgage-backed securities.  These FSPs changed the method for determining if an Other-than temporary impairment (“OTTI”) exists and the amount of OTTI to be recorded through an entity’s income statement.  The changes brought about by the FSPs provide greater clarity and reflect a more accurate representation of the credit and noncredit components of an OTTI event.  The three FSPs are as follows:

•
FAS “SFAS 157-4 Determining Fair Value When the Volume and Level of Activity for the Assets or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” addresses the criteria to be used in the determination of an active market in determining whether observable transactions are Level 1 or Level 2 under the framework established by  SFAS 157, “Fair Value Measurements.”  The FSP reiterates that fair value is based on the notion of exit price in an orderly transaction between willing market participants at the valuation date.

•
FSP “SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-than-Temporary Impairments” provide additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on debt securities.

•	FSP “SFAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments” enhances consistency in financial reporting by increasing the frequency of fair value disclosures.

These staff positions are effective for financial statements issued for periods ending after June 15, 2009, with early application possible for the quarter ended March 31, 2009.  The Company elected not to adopt any of the above positions early.  Adoption of these staff positions is not expected to have a material effect on the Company’s financial position or results of operations.

5.  Commitments

As of March 31, 2009, loan commitments and unused lines of credit totaled $11.4 million, including $526,000 in undisbursed construction loans, $1.1 million in one- to four-family mortgage loans and $9.8 million in unused lines of credit secured by equity in real property.

6.  Disclosures About Fair Value of Assets and Liabilities

Effective July 1, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (FAS157).  FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Nine- and three-month periods ended March 31, 2009 and 2008

(Unaudited)

6.  Disclosures About Fair Value of Assets and Liabilities (continued)

Level 1  -  Quoted prices in active markets for identical assets or liabilities.

Level 2  -  Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

The following table presents the fair value measurements of assets and liabilities measured at fair value on a recurring basis and the level within the FAS 157 fair value hierarchy in which the fair value measurements fall at March 31, 2009:
	Fair Value Measurements Using
	(in thousands)
	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities	$5,504	$-	$5,504	$-

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

Management of the Banks perform monthly and quarterly evaluations of the allowance for loan losses.  Consideration is given to a variety of factors in establishing this estimate including, but not limited to, current economic conditions, delinquency statistics, geographic and industry concentrations, the adequacy of the underlying collateral, the financial strength of the borrower, results of internal loan reviews, volume and mix of the loan portfolio and other relevant factors.  This evaluation is inherently subjective as it requires material estimates that may be susceptible to change.  Management considers the economic climate in the lending areas to be among the factors most likely to have an impact on the level of the required allowance for loan losses.  However, in view of the fact that the Banks’ local economies are diverse, without significant dependence on a single industry or employer, the economic climate in the Banks’ market areas are considered to be stable.  Nevertheless, management continues to monitor and evaluate factors which could have an impact on the required level of the allowance.  Nationally, management will watch for issues that may negatively affect a significant percentage of homeowners in the Banks’ lending areas.  These may include significant increases in unemployment or significant depreciation in home prices.  Management reviews employment statistics periodically when determining the allowance for loan losses.  Generally, the unemployment rate in the Banks’ lending areas remains acceptable in relation to historical and national trends. Given the aforementioned indicators of economic stability and the relatively strong performance of the Company’s mortgage loan portfolio during the current downturn in the real estate market, management does not foresee, in the near term, any significant increases in the required allowance for loan losses related to economic factors.  Finally, Company management has no current plans to alter the type of lending offered or collateral accepted by the Banks, but if such plans change or market conditions result in large concentrations of certain types of loans, such as commercial real estate or high loan-to-value ratio residential loans, management would respond with an increase in the overall allowance for loan losses.

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

The Company has recorded goodwill and core deposit intangibles as a result of its acquisition of Frankfort First.  Goodwill represents the excess purchase price paid over the net fair value of the assets acquired and liabilities assumed in a merger or acquisition.  Pursuant to SFAS No. 142, “Goodwill and Intangible Assets,” goodwill is not amortized, but is tested for impairment at the reporting unit annually or whenever an impairment indicator arises.  The evaluation involves assigning assets and liabilities to reporting units and comparing the fair value of each reporting unit to its carrying value including goodwill.  If the fair value of a reporting unit exceeds its carrying amount, goodwill is not considered impaired.  However, if the carrying amount of the reporting unit exceeds the fair value, goodwill is considered impaired.  The impairment loss equals the excess of carrying value over fair value.

Core deposit intangibles represent the value of long-term deposit relationships and are amortized over their estimated useful lives.  The Company annually evaluates these estimated useful lives.  If the Company determines that events or circumstances warrant a change in these estimated useful lives, the Company will adjust the amortization of the core deposit intangibles, which could affect future amortization expense.

Discussion of Financial Condition Changes from June 30, 2008 to March 31, 2009

Assets:  At March 31, 2009, the Company’s assets totaled $239.9 million, a decrease of $7.8 million, or 3.1%, from total assets at June 30, 2008.  The primary reason for the decrease in assets was the reduction in cash and cash equivalents.  The reduction in cash and cash equivalents was used to reduce borrowings and to increase loans.  It is management’s intention to deploy excess liquidity into mortgage loans to the extent possible.

Cash and cash equivalents: Cash and cash equivalents decreased by $12.4 million or 77.9% to $3.5 million at March 31, 2009.  It is the Company’s preference to minimize the level of cash and cash equivalents and invest liquidity into higher-yielding assets, when possible.  The cash was primarily used to fund new lending and to pay down advances.

Loans:  Loans receivable, net, increased to $188.1 million at March 31, 2009, an increase of $6.0 million or 3.3% from loans receivable, net at June 30, 2008.  Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2008 to March 31, 2009 (continued)

Non-Performing Loans and Classified Assets:  At March 31, 2009, the Company had approximately $2.4 million, or 1.3% of net loans, in loans 90 days or more past due, compared to $1.3 million, or 0.7%, of net loans at June 30, 2008.  The increase in non-performing loans is primarily related to the economic downturn in general and a weaker real estate market in particular.  As with most mortgage lenders, the Company has seen an increase in the number of loans that have become delinquent.  Some of these delinquencies are caused by lost jobs, while other delinquencies are the result of illness, death, divorce or other life happenings.  Heretofore, delinquencies were easier to resolve with the voluntary sale of the property.  In the current economic environment sales of properties take longer and the loans remain on the books for longer periods.  The March 31, 2009 level of non-performing loans is steady compared to the December 31, 2008 level, although it is slightly higher than in other prior quarters. Management believes that the Company’s percentage of non-performing loans to net loans is low when compared to the historical delinquency rates in the industry.

At March 31, 2009, the Company’s allowance for loan losses of $667,000 represented 28.3% of nonperforming loans and 0.4% of total loans.

The Company had $2.9 million in assets classified as substandard for regulatory purposes at March 31, 2009. Classified loans as a percentage of net loans were 1.5% and 0.9% at March 31, 2009 and  June 30, 2008, respectively.  Substandard assets included the following:

•	32 single-family, owner occupied home loans with loan-to-value ratios (percentage of loan balance to the original or an updated appraisal) ranging from 24% to 100% totaling $1.9 million;
•	three home equity loans totaling $34,000, which are second mortgages to the previously-mentioned single-family, owner-occupied home loans;
•	one loan of $205,000 secured by both an owner-occupied, single-family home and a single-family rental home with a combined loan-to-value ratio of 77%;
•	two loans-a first and second mortgage totaling $43,000-secured by an owner-occupied duplex with a loan-to-value of 71%;
•	two loans, a first and second mortgage totaling $164,000 secured by the home of a borrower’s ex-spouse with a loan-to-value of approximately 79%;
•
three loans totaling $176,000 that are secured by single-family rental homes all with loan-to-value ratios of approximately 80%; and one loan totaling $250,000 secured by three single-family properties and two duplexes with a loan-to-value ratio of 79%; and

•	three single family homes, one with an extra lot, which totaled $99,000.

At March 31, 2009, the Company had $670,000 in loans classified as special mention.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

At March 31, 2009, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities:  At March 31, 2009, the Company’s investment and mortgage-backed securities had decreased $1.4 million or 6.4% to $21.0 million.  Approximately $8.0 million of the Company’s investment and agency securities are scheduled to mature within the next fifteen months.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2008 to March 31, 2009 (continued)

Liabilities: At March 31, 2009, the Company’s liabilities totaled $181.1 million, a decrease of $6.8 million, or 3.6%, from total liabilities at June 30, 2008.  The decrease in liabilities was attributed primarily to a $7.5 million, or 15.7%, decrease in Federal Home Loan Bank advances, which decreased to $40.3 million at March 31, 2009.  The decrease in Federal Home Loan Bank advances was consistent with management’s strategy to reduce those borrowings as lower-yielding investment securities mature.  While this strategy is still in place, management’s ability to execute it will depend to some degree on the demand for new loans.  Deposits increased $794,000 or 0.6% to $138.4 million at March 31, 2009.  At times, the Company has chosen not to meet market rates if the deposits cannot be invested profitably in interest-earning assets.

Shareholders’ Equity:  At March 31, 2009, the Company’s shareholders’ equity totaled $58.8 million, a decrease of $961,000 or 1.6% from the June 30, 2008 total.  The decrease in shareholders’ equity is primarily related to the acquisition of $1.6 million of treasury shares at an average cost of $9.88 per share and the dividend declarations, which totaled $885,000 for the nine months ended March 31, 2009.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2009 and 2008

General

Net earnings totaled $986,000 for the nine months ended March 31, 2009, an increase of $362,000, or 58.0% from the $624,000 in net earnings for the same period in 2008.  The increase was primarily attributable to an increase in net interest income.

Net Interest Income

Net interest income increased $708,000 or 17.5% to $4.8 million for the nine month period ended March 31, 2009, compared to the 2008 period, due primarily to decreased cost of funds.  Interest income decreased by $740,000, or 7.4%, to $9.2 million, while interest expense decreased $1.4 million or 24.4% to $4.5 million for the nine months ended March 31, 2009.  The decrease in interest income was due primarily to a decline in interest income from investments, while the decrease in interest expense was attributable to lower costs for both deposits and advances.

Interest income from investment securities decreased $1.1 million or 84.5% to $202,000 for the nine month period ended March 31, 2009, primarily as a result of a decline in the average balance in investment securities, which declined $41.2 million or 83.5% to $8.2 million for the nine months ended March 31, 2009.  The decline in the outstanding balance was the result of maturities and calls of the Company’s investments, rather than the sale of those securities.  Somewhat offsetting the decline in interest income from investments was an increase in interest income from loans, which increased $469,000 or 6.0% to $8.3 million for the nine month period just ended.  The increase in interest income on loans was attributable to an increase in the average balance of loans outstanding, which increased $15.1 million or 8.8% to $187.8 million for the nine months period ended March 31, 2009.  The average rate earned by the loan portfolio declined 16 basis points to 5.92% for the most recent nine month period compared to the prior year.  Interest rates on new loans have continued to decline and increased refinancing activity is likely to cause the yield on loans to continue to decline as well.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2009 and 2008 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased $592,000 or 15.9% to $3.1 million for the nine months ended March 31, 2009, while interest expense on advances decreased $856,000, or 38.8%, to $1.4 million for the 2009 period compared to the prior year period.  The decrease in interest expense on advances was attributable primarily to a decrease in the average balance outstanding, while the average rate paid on such advances also declined period to period.  The average balance of advances outstanding decreased $21.6 million, or 32.8%, from $65.8 million for the nine months ended March 31, 2009 to $44.2 million for the nine month period ended March 31, 2009.  The average rate paid on advances declined 40 basis points to 4.07% for the nine month period just ended.  The decrease in interest expense on deposits was due primarily to a decrease in the average rate paid on deposits, which declined 63 basis points to 3.04% for the nine-month period ended March 31, 2009.  The average balance of deposits outstanding decreased $1.6 million or 1.2% for the nine month period just ended.  Net interest margin increased by 73 basis points to 2.88% for the nine months ended March 31, 2009, compared to 2.15% for the comparable 2008 period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $15,000 during the nine months ended March 31, 2009, compared to a provision of $12,000 for the nine months ended March 31, 2008.  Based on management’s analysis of the loan portfolio, it was determined that the Allowance for Loan and Lease Losses (“ALLL”) was slightly underfunded and an addition during the nine months ended March 31, 2009 was appropriate.  The Company charged off a total of $14,000 against the ALLL during the nine months ended March 31, 2009, while there were no charge-offs for the prior year period.  A total of $10,000 was charged off in association with the acquisition of two pieces of Real Estate Owned, while a total of $4,000 was charged off against a borrower’s home equity loan as a result of judgment in a bankruptcy case.  In the case of the latter, the Company still holds a first and second mortgage on the property.  Management does not believe the ALLL was underfunded at March 31, 2009.  However, the significant turmoil in the general mortgage market makes this calculation even more difficult.   There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $175,000 for the nine months ended March 31, 2009, an increase of $42,000 from the same period in 2008.  The increase is attributable primarily to gain on sale of loans, which totaled $40,000 for the nine month period just ended, compared to $10,000 in the 2008 nine month period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2009 and 2008 (continued)

General, Administrative and Other Expense

General, administrative and other expense totaled $3.5 million for the nine months ended March 31, 2009, an increase of $202,000, or 6.2%, compared to the same period in 2008.  The increase was due primarily to an increase of $166,000, or 29.3%, in other operating expenses, which totaled $733,000 for the nine months ended March 31, 2009.  The increase in other operating expense is chiefly related to costs associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act.

Federal Income Taxes

The provision for federal income taxes totaled $473,000 for the nine months ended March 31, 2009, an increase of $183,000, or 63.1%, compared to the same period in 2008.  The effective tax rates were 32.4% and 31.7% for the nine-month periods ended March 31, 2009 and 2008, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008

General

Net earnings totaled $351,000 for the three months ended March 31, 2009, an increase of $90,000, or 34.5% from the $261,000 in net earnings for the same period in 2008.  The increase was primarily attributable to an increase in net interest income.

Net Interest Income

Net interest income increased $205,000 or 14.4% to $1.6 million for the three month period ended March 31, 2009, compared to the 2008 period, due primarily to decreased cost of funds.  Interest income decreased by $192,000, or 5.9%, to $3.1 million, while interest expense decreased $397,000 or 21.7% to $1.4 million for the three months ended March 31, 2009.

Interest income from investment securities decreased $252,000 or 79.0% to $67,000 for the three month period ended March 31, 2009, primarily as a result of a decline in the average balance in investment securities, which declined $29.4 million or 78.1% to $8.2 million for the three months ended March 31, 2009.  The decline in the outstanding balance was the result of maturities and calls of the Company’s investments, rather than the sale of those securities.  Somewhat offsetting the decline in interest income from investments was an increase in interest income from loans, which increased $118,000 or 4.4% to $2.8 million for the three month period just ended.  The increase in interest income on loans was primarily attributable to an increase in the average balance of loans outstanding, which increased $13.7 million or 7.8% to $189.5 million for the three months period ended March 31, 2009.  The average rate earned by the loan portfolio declined 19 basis points to 5.88% for the most recent three month period compared to the prior year.  Interest rates on new loans have continued to decline and increased refinancing activity is likely to cause the yield on loans to continue to decline as well.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2009 and 2008 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased $203,000 or 16.8% to $1.0 million, while interest expense on advances decreased $194,000, or 31.2%, to $428,000 for the 2009 period compared to the prior year period.  The decrease in interest expense on advances was attributable primarily to a decrease in the average balance outstanding, while the average rate paid on such advances also declined period to period.  The average balance of advances outstanding decreased $18.2 million, or 29.9%, from $61.0 million for the three months ended March 31, 2008 to $42.8 million for the three month period ended March 31, 2009.  The average rate paid on advances declined 8 basis points to 4.00% for the three month period just ended.  The decrease in interest expense on deposits was due primarily to a decrease in the average rate paid on deposits, which declined 60 basis points to 2.90% for the three-month period ended March 31, 2009.  The average balance of deposits outstanding increased $496,000 or 0.4% for the three month period just ended.  Net interest margin increased by 60 basis points to 2.98% for the three months ended March 31, 2009, compared to 2.38% for the comparable 2008 period.

Provision for Losses on Loans

The Company recorded no provision for losses on loans during the three months ended March 31, 2009 compared to a provision of $12,000 for the 2008 period.  Management does not believe the ALLL was underfunded at March 31, 2009.  However, the significant turmoil in the general mortgage market makes this calculation even more difficult.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Other Income

Other income totaled $61,000 for the three months ended March 31, 2009, an increase of $16,000 from the same period in 2008.  The increase in the 2009 period is primarily attributable to gain on sale of loans.  Gain on sale of loans totaled $22,000 for the three month period just ended compared to $7,000 gain on sale of loans realized in the 2008 period.

General, Administrative and Other Expense

General, administrative and other expense totaled $1.2 million for the three months ended March 31, 2009, an increase of $98,000, or 9.1%, compared to the same period in 2008.  This increase was due primarily to an increase in other operating expenses, which totaled $234,000 for the three months ended March 31, 2009, an increase of $46,000, or 24.5%, from the same period in 2008.  The increase in other operating expense is chiefly related to costs associated with the Company’s compliance with Section 404 of the Sarbanes-Oxley Act.

Federal Income Taxes

The provision for federal income taxes totaled $169,000 for the three months ended March 31, 2009, an increase of $45,000, or 36.3%, compared to the same period in 2008.  The effective tax rates were 32.5% and 32.2% for the three-month periods ended March 31, 2009 and 2008, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (CONTINUED)

Future assessments of the Federal Deposit Insurance Corporation

On February 27, 2009, the Board of Directors of the Federal Deposit Insurance Corporation (“FDIC”) voted to amend the restoration plan for the Deposit Insurance Fund.  The changes that are expected to affect the Company include one or more special assessments, a change in the assessment rates and a change to the assessment system, which includes higher rates for institutions that rely significantly on secured liabilities.

The FDIC proposed to impose a special assessment on insured institutions of 20 basis points on outstanding deposits as of June 30, 2009.  This assessment is to be collected on September 30, 2009.  The interim rule would also permit the Board to impose one or more emergency special assessments after June 30, 2009, of up to 10 basis points on outstanding deposits, if deemed necessary by the Board.  This interim rule was subject to a 30 day comment period and is subject to change.  On March 5, 2009, the FDIC announced its intention to cut the agency’s planned special emergency assessment in half, from 20 to 10 basis points, provided that Congress clears legislation expanding the FDIC’s line of credit with the Treasury to $100 billion.

Previously, most banks in the best risk category paid anywhere from 12 cents per $100 of deposits to 14 cents per $100 for insurance.  Under the final rule, beginning April 1, 2009, banks in this category will pay initial base rates ranging from 12 cents per $100 to 16 cents per $100 on an annual basis.

Finally, changes to the assessment system include higher rates for institutions that rely significantly on secured liabilities.  These liabilities can include brokered deposits and FHLB advances.  The Company had no brokered deposits at March 31, 2009, and has not utilized brokered deposits in the past.  The Company does, however, utilize FHLB advances and, as such, could experience higher assessments as a result.

At March 31, 2009, the Company had approximately $111,000 of special one-time credit available to offset future FDIC assessments.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Form 10-K filed September 28, 2008.

ITEM 4T:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended March 31, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.       Legal Proceedings

Not applicable.

ITEM 1A.   Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.       Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2009.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

January 1-31, 2009	15,700	$10.03	15,700	88,000
February 1-28, 2009	24,500	$10.16	24,500	63,500
March 1-31, 2009	16,000	$10.23	16,000	47,500

(1)  On October 17, 2008, the Company announced a program (its sixth) for the repurchase of up to 150,000 shares of its Common Stock.

ITEM 3.       Defaults Upon Senior Securities

Not applicable.

ITEM4.        Submission of Matters to a Vote of Security Holders

None.

Kentucky First Federal Bancorp

PART II (continued)

ITEM5.	Other Information

None.

ITEM6.	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 11, 2009	By: /s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	May 11, 2009	By: /s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer