Form 10-K
period 2009-06-30
Kentucky First Federal Bancorp
filed 2009-09-28
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The aggregate market value of the common stock held by nonaffiliates was $31.2 million as of June 30, 2009.

Number of shares of common stock outstanding as of September 20, 2009:  7,905,120.

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.      Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2009. (Part II)
2.      Portions of Proxy Statement for the 2009 Annual Meeting of Stockholders.  (Part III)

INDEX

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

At June 30, 2009, Kentucky First had total assets of $240.9 million, deposits of $139.7 million and stockholders’ equity of $58.4 million.  The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960.  First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky.  It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate.  To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Frankfort.  At June 30, 2009, First Federal of Hazard had total assets of $114.2 million, net loans receivable of $86.4 million, total mortgage-backed and investment securities of $17.1 million, deposits of $77.7 million and total capital of $22.9 million.

First Federal Savings Bank of Frankfort.  First Federal of Frankfort is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Anderson, Scott, Shelby, Woodford and other counties in Kentucky.  First Federal of Frankfort also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property.  At June 30, 2009, First Federal of Frankfort had total assets of $130.4 million, net loans receivable of $103.3 million, deposits of $66.4 million and total capital of $32.3 million.

First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Frankfort operate in two distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky.  The economy in its market area has been distressed in recent years.   The local economy depends on the coal industry and other industries, such as health care and manufacturing.  Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States.  In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $26,175 in 2007, compared to personal income of $31,826 in Kentucky and $39,751 in the United States.  Total population in Perry County has remained stable over the last five years at approximately 30,000.  However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the services sector, including health care (34.8%), trade, transportation and utilities industry (21.3%), state and local government (17.6%) and the mining industry (16.2%).   During the last five years, the unemployment rate has exceeded 6% and in June 2009, was 12.7%, compared to 6.4% in Kentucky and 5.8% in the United States at June 2008.

First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending originated on properties located in Franklin County.  Franklin County has a population of approximately 48,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky.  The primary employer in the area is the state government, which employs about 47% of the work force.  In addition, there are several large industrial, financial and government employers in the community.  Despite this large, relatively stable source of employment, the unemployment rate was 9.6% in June 2009 after having experienced a generally stable unemployment rate which had ranged from 3 to 6% in prior years.

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

Residential Mortgage Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas.  At June 30, 2009, residential mortgage loans totaled $163.1 million, or 85.8% of our total loan portfolio.  We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 40 years.  Adjustable-rate loans have an initial fixed term of one, three, five or seven years.  After the initial term, the rate adjustments on First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes.  The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions.  Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2009, the Company’s loan portfolio included $113.0 million in adjustable-rate one- to four-family residential mortgage loans, or 69.3%, of the Company’s one- to four-family residential mortgage loan portfolio.

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

The Banks offer various programs for the purchase and refinance of one- to four-family loans.  Most of these loans have loan-to-value ratios of 80% or less, based on an appraisal provided by a state licensed or certified appraiser.  For owner-occupied properties, the borrower may be able to borrow up to 95% of the value if they secure and pay for private mortgage insurance or they may be able to obtain a second mortgage (at a higher interest rate) in which they borrow up to 90% of the value.  On a rare case-by-case basis, the Boards of Directors of the Banks may approve a loan above the 80% loan-to-value ratio without such enhancements.

Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use.  On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale.  At June 30, 2009, construction loans totaled $735,000, or 0.4%, of our total loan portfolio.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value.  Funds are disbursed as progress is made toward completion of the construction.

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

Multi-Family and Nonresidential Loans.  As opportunities arise, we offer mortgage loans secured by multi-family (residential property comprised of five or more units) or nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes.  At June 30, 2009, multi-family and nonresidential loans totaled $7.3 million and $11.5 million, respectively, or 3.8% and 6.1%, respectively, of our total loan portfolio.  We originate multi-family and nonresidential real estate loans for terms of generally 25 years or less.  Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Consumer Lending.  Our consumer loans include home equity lines of credit and loans secured by savings deposits.  At June 30, 2009, our consumer loan balance totaled $7.4 million, or 3.9%, of our total loan portfolio.  Of the consumer loan balance at June 30, 2009, $4.5 million were home equity loans and $2.9 million were loans secured by savings deposits.

Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate and have terms of up to 10 years.  Most of First Federal of Frankfort’s home equity loans do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage.  First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers.  These loans are not secured by private mortgage insurance.  First Federal of Frankfort’s home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due.  First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%.  Interest rates on these loans can be adjusted monthly.  At June 30, 2009, the total outstanding home equity loans amounted to 2.4% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance.  The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan.  At June 30, 2009, loans on savings accounts totaled 1.5% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in our case, since all of our consumer loans are secured loans.

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents.  We currently do not purchase loans.  First Federal of Frankfort began selling fixed-rate loans in April 2004 to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”).  Loan servicing rights are retained on such loans.  At June 30, 2009, $10.4 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

Loan Approval Procedures and Authority.  Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management.  First Federal of Hazard’s loan committee, consisting of its two senior officers, has authority to approve loans of up to $275,000.  Loans above this amount and loans with non-standard terms such as longer repayment terms or high loan-to-value ratios, must be approved by our Board of Directors.  First Federal of Frankfort’s loan approval process allows for various combinations of experienced bank officers to approve or deny loans which are one- to four-family properties totaling $275,000 or less, church loans of under $150,000, home equity lines of credit of $100,000 or less and loans to individuals whose aggregate borrowings with the Bank is less than $500,000. Loans that do not conform to these criteria must be submitted to the Board of Directors or Executive Committee composed of at least three directors, for approval.

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

Loans to One Borrower.  The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses.  At June 30, 2009, the regulatory limit on loans to one borrower was $3.5 million for First Federal of Hazard and $2.6 million for First Federal of Frankfort.  Neither of the banks had lending relationships in excess of their respective lending limits.  However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability.  As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted.  At June 30, 2009, no commitment losses were reflected in a separate liability.

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

At June 30, 2009, our investment portfolio consisted primarily of U.S. Government agency securities with maturities of five years or less and mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less.  The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Frankfort owns several Bank Owned Life Insurance policies totaling $2.4 million at June 30, 2009.  The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Frankfort’s defined benefit retirement plan and First Federal of Frankfort’s health insurance plan.  The lives of certain key Bank employees are insured, and First Federal of Frankfort is the sole beneficiary and will receive any benefits upon the employee’s death.  The policies were purchased from four highly-rated life insurance companies.  The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Frankfort.  The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis.  The growth of the value of the asset will be recorded as other operating income.  Management does not foresee any expense associated with the plan.  Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes.  Under such limitations, as of June 30, 2009, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $3.4 million and $3.9 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2008, First Federal of Hazard had a deposit market share of 14.8% in Perry County.  Its largest competitors, Peoples Bank & Trust Company of Hazard (approximately $282.0 million in assets), Community Trust Bank, Inc. (approximately $1.9 billion in assets) and 1st Trust Bank (approximately $99.9 million in assets), have Perry County deposit market shares of 46.4%, 16.6% and 13.4%, respectively.  First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Frankfort’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments.  First Federal of Frankfort principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff.  According to the FDIC, at June 30, 2009, First Federal of Frankfort had a deposit market share of 7.4%.  Its largest competitors for depositors are the Farmers Bank and Capital Trust ($648.6 million in assets) at a 48.2% market share, Mainsource Bank (formerly American Founders Bank ($2.5 billion in assets) at 13.4%, Whitaker Bank ($1.4 billion in assets) at 12.1%, Fifth Third Bank ($64.6 billion in assets) at 6.4%, and Republic Bank ($3.0 billion in assets) at 4.7%.   The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($834 million in assets) and the Kentucky Employees Credit Union ($48 million in assets).  First Federal of Frankfort competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies.  First Federal of Frankfort principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers.  In addition, First Federal of Frankfort believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.  Despite First Federal of Frankfort’s small size relative to the many and various other depository and lending institutions in its market area, First Federal of Frankfort usually ranks first with respect to the origination of single-family purchase mortgages made on properties located in Franklin County.  Nevertheless, the level of competition in First Federal of Frankfort’s market area has limited, to a certain extent, the lending opportunities in its market area.

Personnel

At June 30, 2009, we had 38 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

Kentucky First and First Federal MHC, as savings and loan holding companies, are required to file certain reports with, and are subject to examination by, and otherwise are required to comply with the rules and regulations of the Office of Thrift Supervision.  Certain of the regulatory requirements that are applicable to First Federal of Hazard, First Federal of Frankfort, Kentucky First and First Federal MHC are described below.  This discussion does not purport to be a complete description of the laws and regulations involved, and is qualified in its entirety by the actual laws and regulations.  Moreover, laws and regulations are subject to changes by the U.S. Congress or the regulatory agencies as applicable.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At June 30, 2009, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

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

At June 30, 2009, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

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

Insurance of Deposit Accounts.  The Banks’ deposits are insured up to applicable limits by the Deposit Insurance Fund of the FDIC.  The Deposit Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006.  Under the FDIC’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors with less risky institutions paying lower assessments.  For 2008, assessments ranged from five to forty-three basis points of assessable deposits.  Due to losses incurred by the Deposit Insurance Fund in 2008 from failed institutions, and anticipated future losses, the FDIC, pursuant to a Restoration Plan to replenish the fund, adopted an across the board seven basis point increase in the assessment range for the first quarter of 2009.  The FDIC has adopted further refinements to its risk-based assessment that were effective April 1, 2009 and effectively make the range 7 to 771/2 basis points.  The FDIC has imposed on all insured institutions a special emergency assessment of 5 basis points of total assets less Tier 1 capital as of June 30, 2009 (capped at 10 basis points of the institution’s deposit assessment base on the same date) in order to cover losses to the Deposit Insurance Fund and has alluded to the possibility of additional special assessments of up to 5 basis points of total assets less Tier 1 capital per quarter (subject to the same cap) for the remaining two quarters of 2009 if deemed necessary.  The FDIC may adjust the assessment scale uniformly from one quarter to the next, except that no adjustment can deviate more than three basis points from the base scale without notice and comment rulemaking.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts until January 1, 2014.  In addition, the FDIC adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest-bearing transaction accounts would receive unlimited insurance coverage until December 31, 2009 and certain senior unsecured debt issued by institutions and their holding companies would be temporarily guaranteed by the FDIC.  The Banks made the business decision to not participate in the unlimited noninterest-bearing transaction account coverage and the Banks and the Company opted to not participate in the unsecured debt guarantee program.

The Reform Act also provided for the possibility that the FDIC may pay dividends to insured institutions once the Deposit Insurance Fund reserve ratio equals or exceeds 1.35% of estimated insured deposits.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund.  This payment is established quarterly and during the four quarters ended June 30, 2009 averaged 1.1 basis points of assessable deposits.

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

Federal Home Loan Bank System.  First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2009, of $2.1 million and $3.5 million, respectively.

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

Waivers of Dividends by First Federal MHC.  Office of Thrift Supervision regulations require First Federal MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of our dividends from Kentucky First.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. The Office of Thrift Supervision will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form.  Kentucky First has been granted such a waiver.  Dividends paid to shareholders on November 12, 2008, February 14, May 26 and August 24, 2009 were waived by First Federal MHC.

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

Federal Taxation.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Each of our federal income tax returns have been either audited or closed under the statute of limitations through tax year 2003. For the 2009 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34.0%.

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

We intend to efficiently utilize excess liquidity at either Bank or Kentucky First by buying and selling whole loans or participations in loans between First Federal of Hazard and First Federal of Frankfort, with the originating bank retaining servicing of any loans sold, or by making deposits into accounts at either bank, subject to regulatory limitations, in order to maximize the potential earnings of each bank.  This strategy will not succeed if we do not maintain sufficient loan demand at First Federal of Frankfort or sufficient deposit growth and retention at First Federal of Hazard.  At June 30, 2009, Frankfort First had total real estate loans of $98.5 million, compared to $106.2 million at June 30, 2008, a decrease of approximately $7.7 million, or 7.3%.  Loans sold by First Federal of Frankfort to First Federal of Hazard were $62.2 million and $41.9 million at June 30, 2009 and 2008, respectively.  At June 30, 2009, First Federal of Hazard had total deposits of $77.7 million, compared to total deposits of $79.9 million at June 30, 2008, a decrease of $2.2 million, or 2.8%.  There can be no assurance as to if or when this strategy can be accomplished.  In an attempt to increase the overall interest rate spread of the combined company, management may adopt strategies that result in decreases in the assets and/or liabilities of either or both Banks.

Rising interest rates may hurt our profits and asset values.

If interest rates rise, our net interest income would likely decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities increases more quickly than interest income earned on interest-earning assets, such as loans and investments.   In addition, a continuation of rising interest rates may hurt our income because of reduced demand for new loans, the demand for refinancing loans and the interest and fee income earned on new loans and refinancings.  At June 30, 2009, in the event of an instantaneous and permanent 200 basis point increase in interest rates, our net portfolio value, which represents the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities, would be expected to decrease by approximately 17.8%.  While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

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

Future FDIC assessments will hurt our earnings.

In May 2009, the FDIC adopted a final rule imposing a special assessment on all insured institutions due to recent bank and savings association failures.  The emergency assessment amounts to 5 basis points of total assets minus Tier 1 Capital as of June 30, 2009, and will be collected on September 30, 2009.  The special assessment amounted to approximately $100,000 and was charged, net of the remaining $72,000 credit available to the banks, during the fiscal year ended June 30, 2009.  The FDIC’s higher level of recurring assessments will negatively impact the Company's earnings and the Company expects that noninterest expenses will increase approximately $68,000 for the year ended June 30, 2010 as compared to the year ended June 30, 2009.  In addition, the final rule allows the FDIC to impose additional emergency special assessments of up to 5 basis points per quarter for the third and fourth quarters of 2009 if necessary to maintain public confidence in federal deposit insurance or as a result of deterioration in the Deposit Insurance Fund reserve ratio due to institution failures.  Any additional emergency special assessment imposed by the FDIC will further hurt the Company's earnings.

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

Proposed regulatory reform may have a material impact on our operations.

On June 17, 2009, President Obama published a comprehensive regulatory reform plan intended to modernize and protect the integrity of the United States financial system.  The President’s plan contains several elements that would have a direct effect on First Federal MHC, Kentucky First Federal Bancorp, First Federal of Hazard and First Federal of Frankfort.  Under the reform plan, the federal thrift charter and the Office of Thrift Supervision would be eliminated and all companies that control an insured depository institution must register as a bank holding company.  Although the reform plan does not specify how existing federal thrifts, such as First Federal of Hazard and First Federal of Frankfort, would be treated, we expect that if the federal thrift charter is eliminated First Federal of Hazard and First Federal of Frankfort could become a national bank or adopt a state charter.  Registration as a bank holding company would represent a significant change, as there currently exist significant differences between savings and loan holding company and bank holding company supervision and regulation.  For example, the Federal Reserve imposes leverage and risk-based capital requirements on bank holding companies whereas the Office of Thrift Supervision does not impose any capital requirements on savings and loan holding companies.  Further, a change in the bank regulatory structure could result in a change in the way that mutual holding companies are regulated.  The reform plan also proposes the creation of a new federal agency, the Consumer Financial Protection Agency, which would be dedicated to protecting consumers in the financial products and services market.  The creation of this agency could result in new regulatory requirements and raise the cost of regulatory compliance.  In addition, legislation stemming from the reform plan could require changes in regulatory capital requirements, loan loss provisioning practices, and compensation practices.  If implemented, the foregoing regulatory reforms may have a material impact on our operations.  However, because the legislation needed to implement the President’s reform plan has not been introduced, and because the final legislation may differ significantly from the reform plan proposed by the President, we cannot determine the specific impact of regulatory reform at this time.

We operate in a highly regulated environment and we may be adversely affected by changes in laws and regulations.

The regulatory environment for banks, savings associations and other financial institutions is under scrutiny from Congress at this time.  New legislation may lead to significant changes in our regulatory environment.

Currently, we are subject to extensive regulation, supervision and examination by the Office of Thrift Supervision, our primary federal regulator, and by the FDIC, as insurer of our deposits.  Such regulation and supervision governs the activities in which an institution and its holding company may engage, and is intended primarily for the protection of the insurance fund and the depositors and borrowers of First Federal of Hazard and First Federal of Frankfort rather than for holders of Kentucky First Federal Bancorp common stock.  Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the level of our allowance for loan losses. Any change in such regulation, oversight, and fees assessed by our regulators, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations.

The current administration has proposed comprehensive legislation intended to modernize regulation of the United States financial system.  The proposed legislation contains several provisions that would have a substantial impact on the operations of Kentucky First Federal Bancorp, First Federal of Hazard and First Federal of Frankfort if the legislation were enacted.  For example, under the proposed legislation, the federal savings association charter would be eliminated and the Office of Thrift Supervision would be consolidated with the Comptroller of the Currency, the regulator or national banks, into a new regulator, the National Bank Supervisor.  The proposed legislation would require each of the Banks to become a national bank or convert to a state-chartered institution.  The proposed legislation would also eliminate the status of “savings and loan holding company” and mandate that all companies that control an insured depository institution register as bank holding companies subject to regulation by the Federal Reserve Board.

Registration as a bank holding company would represent a significant change, as material differences currently exist between savings and loan holding company and bank holding company supervision and regulation.  For example, bank holding companies above a specified asset size are subject to consolidated leverage and risk-based capital requirements whereas savings and loan holding companies are not subject to such requirements.  Additionally, Office of Thrift Supervision regulations permit mutual holding company parents, such as First Federal MHC, to waive the receipt of dividends paid by their mutual holding company subsidiaries. Mutual holding companies in the bank holding company structure have generally not been permitted to waive dividends.  Accordingly, if Kentucky First Federal Bancorp were required to register as a bank holding company, First Federal MHC may not be able to waive the receipt of dividends paid by Kentucky First Federal Bancorp.  If it could not waive the receipt of dividends, Kentucky First Federal Bancorp may have to reduce the rate of the dividends it pays to its shareholders.

The proposed legislation would also create a new federal agency, the Consumer Financial Protection Agency, that would administer and enforce fair lending and consumer compliance laws with respect to financial products and services, instead of the bank regulatory agencies.  If enacted, that aspect of the legislation could result in new regulatory requirements and increased regulatory costs for us.

Because any final legislation may differ significantly from the current administration’s proposal, the specific effects of the legislation cannot be evaluated at this time.

We expect that our return on equity will be low compared to other companies as a result of our high level of capital.

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2009, our return on average equity was 1.37%.  Over time, we intend to leverage our capital by continued investment in higher-yielding assets, such as loans.  We also intend to continue managing excess capital through our stock repurchase program, which has been successful, given relatively low market prices of the Company’s common stock.  However, this program could be curtailed or rendered less effective if the market price of our stock increases, or if the Company’s liquid funds are deployed elsewhere.  Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained.  Consequently, you should not expect a competitive return on average equity in the near future.  Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through four offices.  The following table sets forth certain information relating to our offices at June 30, 2009.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2009	Approximate Square Footage
		(Dollars in thousands)
First Federal of Hazard Main Office: 479 Main Street Hazard, Kentucky 41701	1960	Owned	$193	15,000

First Federal of Frankfort Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	1,386	14,000

East Branch 1980 Versailles Road Frankfort, Kentucky 40601	2005	Owned	534	1,800

West Branch 1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	521	2,480

The net book value of our investment in premises and equipment was $2.8 million at June 30, 2009.  See Note E of Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2009 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)           Not applicable.

(c)           The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2009.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2009 Beginning date: April 1 Ending date: April 30	5,000	$10.40	5,000	42,500

May 2009 Beginning date: May 1 Ending date: May 31	—	$—	—	42,500

June 2009 Beginning date: June 1 Ending date: June 30	—	$—	—	42,500

Total	5,000	$10.40	5,000

(1)	On October 17, 2008, the Company announced a program (its sixth) to repurchase up to 150,000 shares of its Common Stock.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

(a)	Previous Independent Registered Public Accounting Firm

On August 20, 2009, the Company formally notified BKD, LLP (“BKD”) that such firm would not be retained as the Company’s independent registered public accounting firm for the fiscal year ending June 30, 2010.  However, BKD did audit the Company’s consolidated financial statements for the fiscal year ended June 30, 2009.

BKD's reports on the Company's financial statements for the fiscal years ended June 30, 2009 and 2008 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.  During the Company's two most recent fiscal year ends (the fiscal years ended June 30, 2008 and 2007) and through the date of this filing, there were no disagreements with BKD on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of BKD, would have caused BKD to make reference to the subject matter of the disagreements in their report on the financial statements for such years.  During the Company’s two most recent fiscal year ends (the fiscal years ended June 30, 2009 and 2008) and through the date of this filing, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

(b)	Appointment of New Independent Registered Public Accounting Firm

On August 20, 2009, the Company engaged Crowe Horwath LLP to conduct the audit of the Company’s consolidated financial statements for the fiscal year ending June 30, 2010.

During the Company’s two most recent fiscal year ends (the fiscal years ended June 30, 2009 and 2008) and through the date of this filing, the Company did not consult with Crowe Horwath LLP, regarding application of accounting principles to any specified transaction or the type of report that might be rendered on the Company’s financial statements or any other matters or “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

Item 9A(T).  Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, management has concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

Item 9A(T).  Controls and Procedures (continued)

(b)	Internal Controls Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that the Company’s disclosure controls and procedures are effective. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Based on this assessment and on the foregoing criteria, management has concluded that, as of June 30, 2009, the Company’s internal control over financial reporting is effective.

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

/s/ Tony D. Whitaker	/s/ R. Clay Hulette
Tony D. Whitaker	R. Clay Hulette
Chairman and Chief Executive Officer	Vice President, Chief Financial Officer and Treasurer

(c)	Changes to Internal Control Over Financial Reporting

In connection with the above evaluation of our disclosure controls and procedures, no change was identified that occurred in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2009 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

The information regarding the Company’s executive officers is incorporated herein by reference to “Proposal I – Election of Directors” in the Proxy Statement.

Corporate Governance

Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Proposal I ─ Election of Directors ─ Committees of the Board of Directors” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to section captioned “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

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

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(c)
Changes in Control.  Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2009.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	_______	$ ______	_______

Equity compensation plans not approved by security holders	_______	_______	_______

Total	_______	$ ______	_______

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

For information regarding director independence, the section captioned “Proposal I – Election of Directors” is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit and Other Fees Paid to Independent Accountant” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm
Consolidated Statements of Financial Condition as of June 30, 2009 and 2008
Consolidated Statements of Earnings for the Years Ended June 30, 2009 and 2008
Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the Years Ended June 30, 2009 and 2008
Consolidated Statements of Cash Flows for the Years Ended June 30, 2009 and 2008
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[2]	Employment Agreement between Kentucky First Federal Bancorp and Tony D. Whitaker, as amended†
10.2[2]	Employment Agreement between First Federal Savings and Loan Association of Hazard and Tony D. Whitaker, as amended†
10.3[2]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.4[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Don D. Jennings, as amended†
10.5[2]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.6[2]	Employment Agreement between First Federal Savings Bank of Frankfort and R. Clay Hulette, as amended†
10.7[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl, as amended†
10.8[2]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.9[2]	Amended and Restated First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan†
10.10[2]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.11[3]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.12[4]	Form of Restricted Stock Award Agreement†
10.13[4]	Form of Incentive Stock Option Award Agreement†
10.14[4]	Form of Non-Statutory Option Award Agreement†
13	Annual Report to Stockholders for the year ended June 30, 2009
21	Subsidiaries

23.1	Consent of BKD LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2009	By:	/s/ Tony D. Whitaker
Tony D. Whitaker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony D. Whitaker	September 28, 2009
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2009
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Don D. Jennings	September 28, 2009
Don D. Jennings
Director

/s/ Stephen G. Barker	September 28, 2009
Stephen G. Barker
Director

/s/ William D. Gorman	September 28, 2009
William D. Gorman
Director

/s/ Walter G. Ecton, Jr.	September 28, 2009
Walter G. Ecton, Jr.
Director

/s/ David R. Harrod	September 28, 2009
David R. Harrod
Director

/s/ Herman D. Regan, Jr.	September 28, 2009
Herman D. Regan, Jr.
Director