Form 10-Q
period 2009-09-30
Kentucky First Federal Bancorp
filed 2009-11-16
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2009

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
Yes ☐                             No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 9, 2009, the latest practicable date, the Corporation had 7,564,576 shares of $.01 par value common stock outstanding.

INDEX

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	September 30,	June 30,
	2009	2009
ASSETS

Cash and due from financial institutions	$1,519	$1,548
Interest-bearing demand deposits	1,717	2,669
Cash and cash equivalents	3,236	4,217

Interest-bearing deposits	100	100
Available-for-sale securities	5,374	5,451
Held-to-maturity securities, at amortized cost- approximate fair value of $12,032 and $15,317 at September 30, and June 30, 2009, respectively	11,506	14,999
Loans held for sale	—	230
Loans receivable	189,977	189,609
Allowance for loan losses	(1,599)	(678)
Real estate acquired through foreclosure	146	109
Office premises and equipment, net	2,817	2,844
Federal Home Loan Bank stock	5,641	5,641
Accrued interest receivable	709	750
Bank-owned life insurance	2,451	2,428
Goodwill	14,507	14,507
Other intangible assets, net	317	349
Prepaid federal income taxes	312	—
Prepaid expenses and other assets	353	345

Total assets	$235,847	$240,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$141,311	$139,743
Advances from the Federal Home Loan Bank	34,005	40,156
Advances by borrowers for taxes and insurance	442	290
Accrued interest payable	189	189
Accrued federal income taxes	—	67
Deferred federal income taxes	1,319	1,339
Other liabilities	779	723
Total liabilities	178,045	182,507

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued and outstanding	86	86
Additional paid-in capital	36,263	36,223
Retained earnings	31,284	31,930
Shares acquired by stock benefit plans	(2,521)	(2,557)
Treasury shares at cost, 728,930 common shares at September 30, and June 30, 2009	(7,379)	(7,379)
Accumulated other comprehensive income	69	91
Total shareholders’ equity	57,802	58,394

Total liabilities and shareholders’ equity	$235,847	$240,901

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)
	Three months ended
	September 30,
	2009	2008
Interest income
Loans	$2,648	$2,779
Mortgage-backed securities	129	149
Investment securities	47	68
Interest-bearing deposits and other	70	135
Total interest income	2,894	3,131

Interest expense
Deposits	950	1,080
Borrowings	416	480
Total interest expense	1,366	1,560

Net interest income	1,528	1,571

Provision for losses on loans	968	15

Net interest income after provision for losses on loans	560	1,556

Non-interest income
Earnings on bank-owned life insurance	23	18
Gain on sale of loans	28	12
Loss on sale of real estate acquired through foreclosure	(12)	—
Other operating	28	25
Total non-interest income	67	55

Non-interest expense
Employee compensation and benefits	745	700
Occupancy and equipment	71	88
Franchise taxes	46	40
Data processing	54	42
FDIC insurance premiums	42	6
Amortization of intangible assets	32	32
Other operating	187	238
Total non-interest expense	1,177	1,146

Income (loss) before income taxes	(550)	465

Federal income tax expense (benefit)
Current	(179)	(214)
Deferred	(9)	367
Total federal income tax expense (benefit)	(188)	153

NET INCOME (LOSS)	$(362)	$312

EARNINGS (LOSS) PER SHARE
Basic	$(0.05)	$0.04
Diluted	$(0.05)	$0.04

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
 (In thousands)

	Three months ended
	September 30,
	2009	2008

Net income (loss)	$(362)	$312

Other comprehensive income (loss), net of taxes (benefits):
Unrealized holding losses on securities during the period, net of tax benefits of $11 and $3 during the respective periods	(22)	(8)

Comprehensive income (loss)	$(384)	$304

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)
	Three months ended
	September 30,
	2009	2008

Cash flows from operating activities:
Net income (loss) for the period	$(362)	$312
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of discounts and premiums on loans, investments and mortgage-backed securities – net	—	1
Amortization of deferred loan origination fees	(1)	(9)
Amortization of premiums on FHLB advances	(113)	(128)
Amortization of core deposit intangibles	32	32
Depreciation and amortization	42	40
Amortization of stock benefit plans	141	143
Provision for losses on loans	968	15
Federal Home Loan Bank stock dividends	—	(75)
Bank-owned life insurance earnings	(23)	(18)
Mortgage loans originated for sale	(1,628)	(884)
Gain on sale of loans	(28)	(12)
Loss on sale of real estate acquired through foreclosure	12	—
Proceeds from sale of mortgage loans	1,886	682
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	41	(83)
Prepaid expenses and other assets	(9)	18
Accrued interest payable	—	3
Other liabilities	(9)	95
Federal income taxes
Current	(379)	(214)
Deferred	(9)	367
Net cash provided by operating activities	561	285

Cash flows provided by (used in) investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	3,493	668
Available for sale	44	33
Proceeds from sale of real estate acquired through foreclosure	42	—
Loan principal repayments	9,418	16,728
Loan disbursements	(9,923)	(20,778)
Purchase of office equipment	(15)	(126)
Net cash provided by (used in) investing activities	3,059	(3,475)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	1,568	(612)
Proceeds from Federal Home Loan Bank advances	1,000	8,500
Repayment of Federal Home Loan Bank advances	(7,038)	(14,049)
Advances by borrowers for taxes and insurance	152	126
Dividends paid on common stock	(283)	(305)
Treasury stock repurchases	—	(414)
Net cash used in financing activities	(4,601)	(6,754)

Net decrease in cash and cash equivalents	(981)	(9,944)

Cash and cash equivalents at beginning of period	4,217	15,966

Cash and cash equivalents at end of period	$3,236	$6,022

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(In thousands)
	Three months ended
	September 30,
	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$200	$-

Interest on deposits and borrowings	$1,479	$1,684

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Three-months ended September 30, 2009 and 2008
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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three-month period ended September 30, 2009, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated balance sheet as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2009 filed with the Securities and Exchange Commission.

2.  Principles of Consolidation

The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Frankfort (collectively hereinafter “the Banks”).  All intercompany transactions and balances have been eliminated in consolidation.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 263,572 and 282,484 unallocated ESOP shares for the three-month periods ended September 30, 2009, and 2008, respectively.

	Three months ended September 30,
	2009	2008

Weighted-average common shares outstanding (basic)	7,564,576	7,692,010

Dilutive effect of:
Assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,564,579	7,692,010

There were 339,200 stock option shares outstanding for both of the three-month periods ended September 30, 2009 and 2008, but were not considered in computing diluted earnings per share, because they were anti-dilutive.

4.  New Accounting Standards

FASB Staff Position (“FSP”) ASC 260-10 is effective for fiscal years beginning after December 15, 2008 and is to be applied retrospectively.  This FSP requires share-based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method.  A share-based compensation award is considered a participating security if it receives non-forfeitable dividends.  A non-forfeitable dividend would be a dividend that the participant receives before the award is vested and if the participant forfeits the actual shares awarded the dividends he/she has received do not have to be paid back to the company.  This guidance was adopted in the first quarter and has been applied to all periods shown.

In connection with our adoption of FSP ASC 260-10, weighted average voting and unvested common shares outstanding include unvested shares issued through the year 2010 incentive compensation plan shares of 51,800 and 77,700 at September 30, 2009 and 2008, respectively.  This FSP requires share-based compensation awards that qualify as participating securities to be included in basis EPS using the two-class method.  Adoption of this FSP had no effect on the basic and diluted EPS for either of the three month periods ended September 30, 2009 or 2008.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

4.  New Accounting Standards (continued)

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which was subsequently incorporated into ASC Topic 825, “Financial Instruments.”  This guidance amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  The adoption of this guidance at September 30, 2009, did not impact our results of operations or financial position, as it only required disclosures, which are included in the following section.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets for the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Subsequent events were evaluated through November 13, 2009, which is the date the financial statements were issued.  The impact of the adoption did not have a material impact on the results of operations or financial position of the Company.

In June 2009 the FASB issued Statement No. 168 (ASC 105-10), “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162,” Which was subsequently incorporated into ASC 405.  This Statement has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Management has adopted this Statement for the period ended September 30, 2009.  All authoritative language has been updated to comply with ASC 405.

On June 12, 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing. The new guidance amends ASC 860, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new standard will be effective January 1, 2010 and the adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

4.  New Accounting Standards (continued)

On June 12, 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 amends FIN 46(R)).  The new guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.   Unlike previous guidance, this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE.  It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated  This new guidance will also require additional disclosures about the Company’s involvement in variable interest entities.   This new guidance will be effective January 1, 2010 and the adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

5.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities are summarized as follows:

	September 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
U.S. Government and Federal agency	$5,000	$104	$-	$5,104
Agency residential mortgage-backed securities	269	2	(1)	270
	$5,269	$106	$(1)	$5,374

Held-to-maturity Securities
U.S. Government and federal agency	$-	$-	$-	$-
Agency residential mortgage-backed securities	11,506	526	-	12,032
	$11,506	$526	$-	$12,032

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
U.S. Government and federal agency	$5,000	$136	$-	$5,136
Agency residential mortgage-backed securities	314	2	(1)	315
	$5,314	$138	$(1)	$5,451

Held-to-maturity Securities
U.S. Government and federal agency	$3,000	$2	$-	$3,002
Agency residential mortgage-backed securities	11,999	316	-	12,315
	$14,999	$318	$-	$15,317

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)
5.  Investment Securities (continued)

The amortized cost and estimated fair value of investment securities by contractual maturity are shown below.  Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	September 30,		June 30,
	2009		2009
	Estimated		Estimated
	fair	Amortized	fair	Amortized
	value	cost	value	cost
	(In thousands)
Available-for-sale
Within one year	$5,104	$5,000	$5,136	$5,000
One year through five years	-	-	-	-
	5,104	5,000	5,136	5,000
Mortgage-backed securities	270	269	315	314
Totals	$5,374	$5,269	$5,451	$5,314

Held-to-maturity
Within one year	$-	$-	$3,002	$3,000
One year through five years	-	-	-	-
	-	-	3,002	3,000
Mortgage-backed securities	12,032	11,506	12,315	11,999
Totals	$12,032	$11,506	$15,317	$14,999

There were no sales of investment securities during the fiscal year ended June 30, 2009 or the three month period ended September 30, 2009.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell.  Management does not believe other-than-temporary impairment is evident.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

6.	Loans Receivable

The composition of the loan portfolio is as follows:

	September 30,	June 30,
	2009	2009
	(In thousands)
Residential real estate
One- to four-family	$164,622	$163,108
Multi-family	6,481	7,303
Construction	712	735
Nonresidential real estate and land	10,516	11,460
Loans on deposits	2,823	2,909
Consumer and other	5,142	4,497
	190,296	190,012
Less:
Undisbursed portion of loans in process	310	404
Deferred loan origination fees (cost)	9	(1)
Allowance for loan losses	1,599	678
	$188,378	$188,931

Impaired loans were as follows:

	September 30,	June 30,
	2009	2009
	(In thousands)

Loans with no allocated allowance for loan losses	$2,858	$4,086
Loans with allocated allowance for loan losses	4,292	1,153
Total	$7,150	$5,239

Amount of allowance for loan losses allocated	$977	$56

7.	Allowance for Loan Losses

The activity in the allowance for loan losses is summarized as follows for the years ended June 30:

	For the Three Months Ended
	September 30,	September 30,
	2009	2008
	(In thousands)

Beginning balance	$678	$666
Provision for losses on loans	968	15
Charge-offs	(47)	-

Ending balance	$1,599	$681

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

8.	Commitments

As of September 30, 2009, loan commitments and unused lines of credit totaled $12.2 million, including $310,000 in undisbursed construction loans, $2.1 million in one- to four-family mortgage loans and $9.8 million in lines of credit secured by equity in real property.

9.	Disclosures About Fair Value of Assets and Liabilities

ASC topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.  ASC topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  The standard describes three levels of inputs that may be used to measure fair value:

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

Impaired Loans

Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at fair value.  Market value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy.  Fair value is determined using several methods.  Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers.  If an appraisal is not available, the fair value of the collateral may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market.  Fair value on non-real estate collateral loans is determined using similar methods.  In addition, business equipment may be valued by using the net book value from the business’ financial statements.  Impaired loans are evaluated quarterly for additional impairment.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell.  OREO is further evaluated quarterly for impairment.  The aggregate fair value of OREO acquired and/or written down to fair value during the period is disclosed below.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009
	(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,104	$-	$5,104	$-
Agency mortgage-backed	270	-	270	-
Totals	$5,374	$-	$5,374	$-

	Fair Value Measurements at June 30, 2009
	(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,136	$-	$5,136	$-
Agency mortgage-backed	315	-	315	-
Totals	$5,451	$-	$5,451	$-

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements at September 30, 2009
	(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$2,000	$-	$-	$2,000
Other real estate owned	146	-	-	146
Totals	$2,146	$-	$-	$2,146

Impaired loans had a carrying amount of $2.9 million and a valuation allowance of $977,000 at September 30, 2009.  A charge of $921,000 was included in earnings for the period.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

	Fair Value Measurements at June 30, 2009
	(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,097	$-	$-	$1,097
Other real estate owned	96	-	-	96
Totals	$1,193	$-	$-	$1,193

SFAS No. 107, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value.  For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows.  Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value at June 30, 2009 and 2008:

Cash and cash equivalents:  The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

Held-to-maturity securities:  For held-to-maturity securities, fair value is deemed to equal the quoted market price.

Loans held for sale:  Loans originated and intended for sale in the secondary market are carried at the lower of cost or fair value, as determined by outstanding commitments from investors.  When the Bank decides to sell loans not previously classified as held for sale, such loans are transferred into a held-for-sale classification, and the recorded loan values are adjusted to the lower of cost or fair value.

Loans receivable:  The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate.  These loan categories were further delineated into fixed-rate and adjustable-rate loans.  The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.  For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values.

Federal Home Loan Bank stock, interest-earning deposits and accrued interest receivable:  It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

Deposits:  The fair value of NOW accounts, passbook accounts, money market deposits and advances by borrowers for taxes and insurance are deemed to approximate the amount payable on demand.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.  The historical carrying amount of accrued interest payable on deposits is deemed to approximate fair value.

Advances from the Federal Home Loan Bank:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by borrowers for taxes and insurance and accrued interest payable:  The carrying amount presented in the consolidated statement of financial condition is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  The fair value of outstanding loan commitments at September 30, and June 30, 2009, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30 and June 30, 2009 are as follows:

	September 30, 2009		June 30, 2009
	Carrying	Fair	Carrying	Fair
	Value	value	value	value
	(In Thousands)
Financial assets
Cash and cash equivalents	$3,236	$3,236	$4,217	$4,217
Interest-earning deposits	100	100	100	100
Available-for-sale securities	5,374	5,374	5,451	5,451
Held-to-maturity securities	11,506	12,032	14,999	15,317
Loans held for sale	-	-	230	230
Loans receivable - net	188,378	192,600	188,931	193,165
Federal Home Loan Bank stock	5,641	n/a	5,641	n/a
Accrued interest receivable	709	709	750	750

Financial liabilities
Deposits	$141,311	144,374	$139,743	$142,772
Advances from the Federal Home Loan Bank	34,005	35,239	40,156	41,613
Advances by borrowers for taxes and insurance	442	442	290	290
Accrued interest payable	189	189	189	189

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 2009 to September 30, 2009

Assets:  At September 30, 2009, the Company’s assets totaled $235.8 million, a decrease of $5.1 million, or 2.1%, from total assets at June 30, 2009.  This decrease was attributed primarily a decrease in cash and cash equivalents and investment securities as well as an increase in the allowance for loan and lease losses.

Cash and cash equivalents: Cash and cash equivalents decreased $981,000 to $3.2 million at September 30, 2009, primarily as a result of the Company’s efforts to effectively utilize excess liquidity by continuing its strategy of funding loans to the extent possible and then paying down borrowings.  It is management’s intention to continue deploying excess liquidity into mortgage loans to the extent possible.

Loans:  Loans receivable, net, decreased by $553,000 or 0.3% to $188.4 million at September 30, 2009, primarily as a result of an increased level of allowance for loan and lease losses.  A provision for loan and lease losses of $968,000 was made during the quarter just ended chiefly to establish a specific valuation allowance in response to deterioration in the financial position of a single borrower.  Otherwise, gross loans receivable increased $368,000 or 0.2% to $190.0 million at September 30, 2009.  Management believes that the successful redeployment of the Company’s funds from lower-yielding cash, cash equivalents and investment securities to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Loans:  At September 30, 2009, the Company had approximately $3.3 million, or 1.7% of net loans, in loans 90 days or more past due, compared to $3.9 million or 2.0%, of net loans at June 30, 2009.  At September 30, 2009, the Company’s allowance for loan losses of $1.6 million represented 49.3% of nonperforming loans and 0.8% of total loans.

The Company had $7.3 million in assets classified as substandard for regulatory purposes at September 30, 2009, including loans and real estate acquired through foreclosure (“REO”).  Classified assets as a percentage of net loans was 3.9% and 4.2% at September 30, and June 30, 2009, respectively.  REO at September 30, 2009, included four single-family homes with an aggregate carrying value of $146,000.  All substandard loans were secured by residential property on which the banks have priority lien position.  The table below summarizes substandard loans at September 30, 2009:

	Number
	of	Carrying
	Loans	Value

Single family, owner occupied	36	$2,326
Single family, non-owner occupied	5	353
More than one single family, non-owner occupied	3	2,584
2-4 family, owner occupied	2	41
2-4 family, non-owner occupied	10	1,449
5 or more family, non-owner occupied	1	397
Total substandard loans	57	$7,150

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2009 to September 30, 2009 (continued)

Included in classified loans is one credit relationship which had recently experienced significant deterioration and is responsible for most of the provision for losses during that period.  The loans to this borrower total $4.7 million and all of the underlying collateral is comprised of 1-4 family residential rental units.  Management determined this loan to be impaired under ASC 310 “Receivables” and that it would be unable to collect all amounts due according to the contractual terms of the loan agreement.  At September 30, 2009, a specific reserve of $925,000 was established based on the estimated fair value of the underlying collateral less cost to sell.

At September 30, 2009, the Company had $538,000 in loans classified as special mention.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.  At September 30, 2009, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities:  At September 30, 2009, the Company’s investment and mortgage-backed securities had decreased $3.6 million or 17.4% to $16.9 million.  Approximately $5.0 million of the Company’s remaining investment and agency securities are scheduled to mature in the current fiscal year.

Liabilities: At September 30, 2009, the Company’s liabilities totaled $178.0 million, a decrease of $4.5 million, or 2.4%, from total liabilities at June 30, 2009.  The decrease in liabilities was attributed primarily to a $6.2 million, or 15.3%, decrease in Federal Home Loan Bank advances, which decreased to $34.0 million at September 30, 2009.  Approximately $25.0 million in advances will mature within the next eighteen months.   Management plans to refinance a portion of its advances utilizing longer-term products at prevailing interest rates, which are lower than the rates currently being paid on the advances.

Shareholders’ Equity:  At September 30, 2009, the Company’s shareholders’ equity totaled $57.8 million, a decrease of $592,000 or 1.0% from the June 30, 2009 total.  The primary reasons for the decline were the net loss for the quarter of $362,000 and dividends paid of $283,000.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008

General

Net loss totaled $(362,000) for the three months ended September 30, 2009, a decrease of $674,000 from the $312,000 in net income for the same period in 2008.  The decrease was primarily attributable to a provision for loan loss of $968,000 during the period.  Also contributing to the decrease in net income was a decrease in net interest income and an increase in FDIC insurance premiums from quarter to quarter.

Net Interest Income

Net interest income decreased $43,000 or 2.7% to $1.5 million for the three month period ended September 30, 2009, compared to the 2008 period, due to interest income decreasing at a faster pace than interest expense.  Interest income decreased by $237,000, or 7.6%, to $2.9 million, while interest expense decreased $194,000 or 12.4% to $1.4 million for the three months ended September 30, 2009.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2009 and 2008 (continued)

Net Interest Income (continued)

Interest income on loans decreased $131,000 or 4.7% to $2.6 million, due primarily to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the quarter increased $7.9 million or 4.3% quarter over quarter to an average of $189.8 million for the most recent quarter end, while the average rate earned declined 53 basis points to 5.58% for the quarter just ended.  Interest income on interest-bearing deposits and other decreased $65,000 or 48.1% to $70,000 for the three months ended September 30, 2009, primarily as a result of a reduced volume.  The average balance outstanding declined $7.5 million or 43.8% to $9.7 million for the quarter ended September 30, 2009, while the average rate earned on those assets declined 25 basis points to 2.89%.

Interest expense on deposits and borrowings both declined quarter over quarter.  Interest expense on deposits decreased $130,000 or 12.0% to $950,000 for the three-month period ended September 30, 2009, while interest expense on borrowings declined $64,000 or 13.3% to $416,000 for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits, as the average balance of deposits increased period to period.  The average rate paid on deposits decreased 46 basis points to 3.15% for the most recent quarter, while the average balance of deposits increased $3.9 million or 2.8% to $141.1 million.  The decline in interest expense on borrowings was attributed to lower borrowings outstanding, as the average balance of borrowings declined $9.4 million or 20.8% to $35.9 million for the most recent quarter.  The average rate paid on borrowings increased 40 basis points to 4.64% for the recently ended quarter.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $968,000 during the three months ended September 30, 2009, compared to a provision of $15,000 for the three months ended September 30, 2008.  Management determined that a specific valuation allowance of $925,000 was appropriate in response to deterioration in the financial position of a single borrower.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $67,000 for the three months ended September 30, 2009, an increase of $12,000 from the same period in 2008.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Non-interest Expense

Non-interest expense totaled $1.2 million for the three months ended September 30, 2009, an increase of $31,000, or 2.7%, compared to the same period in 2008.  The increase was due primarily to an increase in FDIC insurance premiums, which totaled $42,000 for the three months ended September 30, 2009, an increase of $36,000, or 600.0%, from the same period in 2008.  Employee compensation and benefits increased $45,000 or 6.4% to $745,000, due chiefly to a lower level of lending activity and, thus, a lower level of deferred costs for the recent quarter.  Somewhat offsetting higher levels of expense in other areas, other operating expense decreased $51,000 or 18.9% to $219,000 for the quarter ended September 30, 2009.  During the quarter ended September 30, 2008, the Company incurred outside expenses associated with the Company’s costs to comply with the Sarbanes-Oxley Act Section 404, while Management performed the requisite services.

Federal Income Tax Expense (Benefit)

As a result of the net loss for the period, the benefit of federal income taxes totaled $188,000 for the three months ended September 30, 2009, a decrease of $341,000, compared to a provision of $153,000 for federal income tax expense in the same period in 2008.  The effective tax rates were (34.2%) and 32.9% for the three-month periods ended September 30, 2009 and 2008, respectively.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements.  Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009..

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Form 10-K filed September 30, 2009.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended September 30, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)      The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2009.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

July 1-31, 2009	—	$—	—	42,500
August 1-31, 2009	—	$—	—	42,500
September 1-30, 2009	—	$—	—	42,500

(1)  On October 17, 2008, the Company announced the completion of the stock repurchase program begun on February 13, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

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

KENTUCKY FIRST FEDERAL BANCORP

Date: November 16, 2009	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: November 16, 2009	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer