Form 10-Q
period 2009-12-31
Kentucky First Federal Bancorp
filed 2010-02-16
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended                           December 31, 2009

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
Yes ☐                             No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At February 9, 2010, the latest practicable date, the Corporation had 7,853,934 shares of $.01 par value common stock outstanding.

INDEX

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	December 31,	June 30,
	2009	2009
ASSETS

Cash and due from financial institutions	$968	$1,548
Interest-bearing demand deposits	3,133	2,669
Cash and cash equivalents	4,101	4,217

Interest-bearing deposits	100	100
Available-for-sale securities	5,327	5,451
Held-to-maturity securities, at amortized cost- approximate
fair value of $11,316 and $15,317 at December 31, and June 30,
2009, respectively	10,972	14,999
Loans held for sale	105	230
Loans receivable	192,520	189,609
Allowance for loan losses	(1,618)	(678)
Real estate acquired through foreclosure	110	109
Office premises and equipment, net	2,794	2,844
Federal Home Loan Bank stock	5,641	5,641
Accrued interest receivable	613	750
Bank-owned life insurance	2,473	2,428
Goodwill	14,507	14,507
Other intangible assets, net	284	349
Advances to borrowers for taxes and insurance	22	—
Prepaid federal income taxes	473	—
Prepaid expenses and other assets	1,049	345

Total assets	$239,473	$240,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$142,552	$139,743
Advances from the Federal Home Loan Bank	36,837	40,156
Advances by borrowers for taxes and insurance	—	290
Accrued interest payable	173	189
Accrued federal income taxes	—	67
Deferred federal income taxes	1,449	1,339
Other liabilities	478	723
Total liabilities	181,489	182,507

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value;
8,596,064 shares issued and outstanding	86	86
Additional paid-in capital	36,537	36,223
Retained earnings	31,216	31,930
Shares acquired by stock benefit plans	(2,457)	(2,557)
Treasury shares at cost, 734,930 and 728,930 common shares at
December 31, and June 30, 2009, respectively	(7,446)	(7,379)
Accumulated other comprehensive income	48	91
Total shareholders’ equity	57,984	58,394

Total liabilities and shareholders’ equity	$239,473	$240,901

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)
	Six months ended		Three months ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest income
Loans	$5,282	$5,555	$2,634	$2,776
Mortgage-backed securities	252	292	123	143
Investment securities	91	135	44	67
Interest-bearing deposits and other	134	207	64	72
Total interest income	5,759	6,189	2,865	3,058

Interest expense
Deposits	1,841	2,135	891	1,055
Borrowings	807	922	391	442
Total interest expense	2,648	3,057	1,282	1,497

Net interest income	3,111	3,132	1,583	1,561

Provision for losses on loans	1,028	15	60	-

Net interest income after provision for losses on loans	2,083	3,117	1,523	1,561

Non-interest income
Earnings on bank-owned life insurance	45	47	22	29
Gain on sale of loans	59	18	31	6
Loss on sale of real estate acquired through foreclosure	(27)	-	(15)	-
Other operating	51	49	23	24
Total non-interest income	128	114	61	59

Non-interest expense
Employee compensation and benefits	1,526	1,412	780	712
Occupancy and equipment	145	204	74	116
Franchise taxes	92	87	46	47
Data processing	112	81	59	39
FDIC insurance premiums	93	12	51	6
Amortization of intangible assets	65	33	65	33
Other operating	403	463	184	193
Total non-interest expense	2,436	2,292	1,259	1,146

Income (loss) before income taxes	(225)	939	325	474

Federal income tax expense (benefit)
Current	(210)	(66)	(30)	148
Deferred	132	370	140	3
Total federal income tax expense (benefit)	(78)	304	110	151

NET INCOME (LOSS)	$(147)	$635	$215	$323

EARNINGS (LOSS) PER SHARE
Basic	$(0.02)	$0.08	$0.03	$0.04
Diluted	$(0.02)	$0.08	$0.03	$0.04

DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
 (In thousands)

	Six months ended		Three months ended
	December 31,		December 31,
	2009	2008	2009	2008

Net income (loss)	$(147)	$635	$215	$323

Other comprehensive income (loss), net of taxes (benefits):
Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $(22), $42, $(11) and $46 during the respective periods	(43)	82	(21)	90

Comprehensive income (loss)	$(190)	$717	$194	$413

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)
	Six months ended
	December 31,
	2009	2008

Cash flows from operating activities:
Net income (loss) for the period	$(147)	$635
Adjustments to reconcile net earnings to net cash
provided by operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities – net	—	1
Amortization of deferred loan origination fees	(1)	33
Amortization of premiums on FHLB advances	(226)	(255)
Amortization of core deposit intangibles	65	65
Depreciation and amortization	85	76
Amortization of stock benefit plans	283	284
Provision for losses on loans	1,028	15
Federal Home Loan Bank stock dividends	—	(75)
Bank-owned life insurance earnings	(45)	(47)
Mortgage loans originated for sale	(2,141)	(1,210)
Gain on sale of loans	(59)	(18)
Loss on sale of real estate acquired through foreclosure	27	—
Proceeds from sale of mortgage loans	2,325	1,314
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	137	(43)
Prepaid expenses and other assets	(726)	50
Accrued interest payable	(16)	(13)
Other liabilities	(114)	69
Federal income taxes
Current	(540)	(262)
Deferred	132	370
Net cash provided by operating activities	67	989

Cash flows provided by (used in) investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	4,027	975
Available for sale	59	50
Proceeds from sale of real estate acquired through foreclosure	223	8
Loan principal repayments	18,403	26,495
Loan disbursements	(21,652)	(35,589)
Purchase of office equipment	(35)	(212)
Net cash provided by (used in) investing activities	1,025	(8,273)

Cash flows provided by (used in) financing activities:
Net increase (decrease) in deposit accounts	2,809	(1,717)
Proceeds from Federal Home Loan Bank advances	4,000	15,800
Repayment of Federal Home Loan Bank advances	(7,093)	(16,091)
Advances by borrowers for taxes and insurance	(290)	(329)
Dividends paid on common stock	(567)	(582)
Treasury stock repurchases	(67)	(1,056)
Net cash used in financing activities	(1,208)	(3,975)

Net decrease in cash and cash equivalents	(116)	(11,259)

Cash and cash equivalents at beginning of period	4,217	15,966

Cash and cash equivalents at end of period	$4,101	$4,707

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(In thousands)

	Six months ended
	December 31,
	2009	2008

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$330	$205

Interest on deposits and borrowings	$2,890	$3,325

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Six- and three-months ended December 31, 2009 and 2008
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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the six- and three-month periods ended December 31, 2009, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated balance sheet as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2009 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six- and three-months ended December 31, 2009 and 2008
(unaudited)

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 263,572 and 282,484 unallocated ESOP shares for the  six- and three-month periods ended December 31, 2009, and 2008, respectively.

	Six months ended December 31,
	2009	2008

Weighted-average common shares outstanding (basic)	7,562,968	7,663,001

Dilutive effect of:
Assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,562,968	7,663,001

	Three months ended December 31,
	2009	2008

Weighted-average common shares outstanding (basic)	7,561,360	7,643,602

Dilutive effect of:
Assumed exercise of stock options	36,566	-

Weighted-average common shares outstanding (diluted)	7,597,926	7,643,602

There were 339,200 stock option shares outstanding for both of the six- and three-month periods ended December 31, 2009 and 2008, but the stock option shares in the 2008 and year-to-date 2009 periods were not considered in computing diluted earnings per share, because they were anti-dilutive.

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

In connection with our adoption of FSP ASC 260-10, weighted average voting and unvested common shares outstanding include unvested shares issued through the year 2010 incentive compensation plan shares of 25,900 and 51,800 at December 31, 2009 and 2008, respectively.  This FSP requires share-based compensation awards that qualify as participating securities to be included in basis EPS using the two-class method.  Adoption of this FSP had no effect on the basic and diluted EPS for either of the six- or three-month periods ended December 31, 2008.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six- and three-months ended December 31, 2009 and 2008
(unaudited)

4.  New Accounting Standards (continued)

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” which was subsequently incorporated into ASC Topic 825, “Financial Instruments.”  This guidance amended FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements.  The adoption of this guidance at December 31, 2009, did not impact our results of operations or financial position, as it only required disclosures, which are included in the following section.

In May 2009, the FASB issued ASC 855, “Subsequent Events,” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009.  Subsequent events were evaluated through February 12, 2010, which is the date the financial statements were issued.  The impact of the adoption did not have a material impact on the results of operations or financial position of the Company.

In June 2009 the FASB issued Statement No. 168 (ASC 105-10), “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162,” Which was subsequently incorporated into ASC 405.  This Statement has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Management has adopted this Statement for the period ended December 31, 2009.  All authoritative language has been updated to comply with ASC 405.

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

Six- and three-months ended December 31, 2009 and 2008
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

5.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities are summarized as follows:

	December 31, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
U.S. Government and federal agency	$5,000	$70	$-	$5,070
Agency residential mortgage-backed securities	255	3	(1)	257
	$5,255	$73	$(1)	$5,327

Held-to-maturity Securities
U.S. Government and federal agency	$-	$-	$-	$-
Agency residential mortgage-backed securities	10,972	344	-	11,316
	$10,972	$344	$-	$11,316

	June 30, 2009
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
U.S. Government and federal agency	$5,000	$136	$-	$5,136
Agency residential mortgage-backed securities	314	2	(1)	315
	$5,314	$138	$(1)	$5,451

Held-to-maturity Securities
U.S. Government and federal agency	$3,000	$2	$-	$3,002
Agency residential mortgage-backed securities	11,999	316	-	12,315
	$14,999	$318	$-	$15,317

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six- and three-months ended December 31, 2009 and 2008
(unaudited)

5.  Investment Securities (continued)

The amortized cost and estimated fair value of investment securities by contractual maturity are shown below.  Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

	December 31,		June 30,
	2009		2009
	Estimated		Estimated
	fair	Amortized	fair	Amortized
	value	cost	value	cost
	(In thousands)
Available-for-sale
Within one year	$5,070	$5,000	$5,136	$5,000
One year through five years	-	-	-	-
	5,070	5,000	5,136	5,000
Mortgage-backed securities	257	255	315	314
Totals	$5,327	$5,255	$5,451	$5,314

Held-to-maturity
Within one year	$-	$-	$3,002	$3,000
One year through five years	-	-	-	-
	-	-	3,002	3,000
Mortgage-backed securities	11,316	10,972	12,315	11,999
Totals	$11,316	$10,972	$15,317	$14,999

There were no sales of investment securities during the fiscal year ended June 30, 2009 or the six- and three- month periods ended December 31, 2009.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell.  Management does not believe other-than-temporary impairment is evident.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six- and three-months ended December 31, 2009 and 2008
(unaudited)

6.  Loans Receivable

The composition of the loan portfolio is as follows:

	December 31,	June 30,
	2009	2009
	(In thousands)
Residential real estate
One- to four-family	$164,625	$163,108
Multi-family	8,728	7,303
Construction	1,175	735
Nonresidential real estate and land	11,139	11,460
Loans on deposits	2,736	2,909
Consumer and other	4,698	4,497
	193,101	190,012
Less:
Undisbursed portion of loans in process	576	404
Deferred loan origination fees (cost)	5	(1)
Allowance for loan losses	1,618	678
	$190,902	$188,931

Impaired loans were as follows:
	December 31,	June 30,
	2009	2009
	(In thousands)

Loans with no allocated allowance for loan losses	$1,884	$4,086
Loans with allocated allowance for loan losses	5,385	1,153
Total	$7,269	$5,239

Amount of allowance for loan losses allocated	$993	$56

7.  Allowance for Loan Losses

The activity in the allowance for loan losses is summarized as follows:

	For the Six Months Ended
	December 31,	December 31,
	2009	2008
	(In thousands)

Beginning balance	$678	$666
Provision for losses on loans	1,028	15
Charge-offs	(88)	-

Ending balance	$1,618	$681

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six- and three-months ended December 31, 2009 and 2008
(unaudited)

7.  Allowance for Loan Losses (continued)
	For the Three Months Ended
	December 31,	December 31,
	2009	2008
	(In thousands)

Beginning balance	$1,599	$681
Provision for losses on loans	60	-
Charge-offs	(41)	-

Ending balance	$1,618	$681

8.  Commitments

As of December 31, 2009, loan commitments and unused lines of credit totaled $10.9 million, including $576,000 in undisbursed construction loans, $936,000 in one- to four-family mortgage loans and $9.4 million in lines of credit secured by equity in real property.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six- and three-months ended December 31, 2009 and 2008
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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009
		(in thousands)
		Quotes Prices in Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,070	$-	$5,070	$-
Agency residential mortgage-backed securities	257	-	257	-
Totals	$5,327	$-	$5,327	$-

		Fair Value Measurements at June 30, 2009
		(in thousands)
		Quotes Prices in Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,136	$-	$5,136	$-
Agency residential mortgage-backed securities	315	-	315	-
Totals	$5,451	$-	$5,451	$-

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six- and three-months ended December 31, 2009 and 2008
(unaudited)

9. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009
		(in thousands)
		Quotes Prices in Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$6,276	$-	$-	$6,276
Other real estate owned	110	-	-	110
Totals	$6,386	$-	$-	$6,386

Impaired loans had a carrying amount of $5.4 million and a valuation allowance of $993,000 at December 31, 2009.  A charge of $16,000 was included in earnings for the period.

		Fair Value Measurements at June 30, 2009
		(in thousands)
		Quotes Prices in Active Markets for	Significant Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$5,183	$-	$-	$5,183
Other real estate owned	109	-	-	109
Totals	$5,292	$-	$-	$5,292

ASC 829, “Disclosures about Fair Value of Financial Instruments,” requires disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value.  For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

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

Held-to-maturity securities: For held-to-maturity securities, fair value is deemed to equal the quoted market price, which is level 2 pricing.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six- and three-months ended December 31, 2009 and 2008
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

Federal Home Loan Bank stock, interest-earning deposits and accrued interest receivable:  It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. The carrying amounts presented in the consolidated statements of financial condition for interest-earning deposits and accrued interest receivable are deemed to approximate fair value.

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

Commitments to extend credit:  For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  The fair value of outstanding loan commitments at December 31, and June 30, 2009, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Six- and three-months ended December 31, 2009 and 2008
(unaudited)

9. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31 and June 30, 2009 are as follows:

	December 31, 2009		June 30, 2009
	Carrying value	Fair value	Carrying value	Fair value
	(In Thousands)
Financial assets
Cash and cash equivalents	$4,101	$4,101	$4,217	$4,217
Interest-earning deposits	100	100	100	100
Available-for-sale securities	5,327	5,327	5,451	5,451
Held-to-maturity securities	10,972	11,316	14,999	15,317
Loans held for sale	105	105	230	230
Loans receivable - net	190,902	196,123	188,931	193,165
Federal Home Loan Bank stock	5,641	n/a	5,641	n/a
Accrued interest receivable	613	613	750	750
Advances to borrowers for taxes and insurance	22	22	-	-

Financial liabilities
Deposits	$142,552	$145,046	$139,743	$142,772
Advances from the Federal Home Loan Bank	36,837	36,762	40,156	41,613
Advances by borrowers for taxes and insurance	-	-	290	290
Accrued interest payable	173	173	189	189

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements.  Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2009.

Discussion of Financial Condition Changes from June 30, 2009 to December 31, 2009

Assets:  At December 31, 2009, the Company’s assets totaled $239.5 million, a decrease of $1.4 million, or 0.6%, from total assets at June 30, 2009.  This decrease was attributed primarily a decrease in investment securities as well as an increase in the allowance for loan losses, offset by an increase in loans receivable, net.

Cash and cash equivalents: Cash and cash equivalents slightly decreased by $116,000 to $4.1 million at December 31, 2009.  It is management’s intention to continue deploying excess liquidity into mortgage loans to the extent possible.

Loans:  Loans receivable, net, increased by $2.0 million or 1.0% to $190.9 million at December 31, 2009, despite an increased level of allowance for loan losses.  A provision for loan losses of $1.0 million was made during the six months just ended, chiefly to establish a specific valuation allowance in response to deterioration in the financial position of a single borrower.  Otherwise, gross loans receivable increased $2.9 million or 1.5% to $192.5 million at December 31, 2009.  Management believes that the successful redeployment of the Company’s excess liquidity to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Loans:  At December 31, 2009, the Company had approximately $3.3 million, or 1.7% of net loans, in loans 90 days or more past due, compared to $3.9 million or 2.0%, of net loans at June 30, 2009.  At December 31, 2009, the Company’s allowance for loan losses of $1.6 million represented 48.8% of nonperforming loans and 0.8% of net loans compared to an allowance balance of $678,000 at June 30, 2009, representing 17.5% of nonperforming loans and 0.4% of net loans..

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2009 to December 31, 2009 (continued)

The Company had $7.4 million in assets classified as substandard for regulatory purposes at December 31, 2009, including loans and real estate acquired through foreclosure (“REO”).  Classified assets as a percentage of net loans was 3.8% and 4.2% at December 31, and June 30, 2009, respectively.  REO at December 31, 2009, included four single-family homes with an aggregate carrying value of $110,000.  All substandard loans were secured by residential property on which the banks have priority lien position.  The table below summarizes substandard loans at December 31, 2009:

	Number
	of	Carrying
	Loans	Value

Single family, owner occupied	39	$2,376
Single family, non-owner occupied	5	339
More than one single family, non-owner occupied	3	2,638
2-4 family, owner occupied	2	41
2-4 family, non-owner occupied	10	1,472
5 or more family, non-owner occupied	1	403
Total substandard loans	60	$7,269

Included in classified loans is one credit relationship which, within the last six months, experienced significant deterioration and is responsible for most of the provision for losses during that period.  The loans to this borrower totaled $4.7 million at December 31, 2009, and all of the underlying collateral is comprised of 1-4 family residential rental units.  Management determined this loan to be impaired under ASC 310 “Receivables” and that it would be unable to collect all amounts due according to the contractual terms of the loan agreement.  During the six month period ended December 31, 2009, a specific reserve of $925,000 was established based on the estimated fair value of the underlying collateral less cost to sell.

At December 31, 2009, the Company had $481,000 in loans classified as special mention.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.  At December 31, 2009, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities:  At December 31, 2009, the Company’s investment and mortgage-backed securities had decreased $4.2 million or 20.3% to $16.3 million.  Approximately $5.0 million of the Company’s remaining investment and agency securities are scheduled to mature in the current fiscal year.

Liabilities: At December 31, 2009, the Company’s liabilities totaled $181.5 million, a decrease of $1.0 million, or 0.6%, from total liabilities at June 30, 2009.  The decrease in liabilities was attributed primarily to a $3.3 million, or 8.3%, decrease in Federal Home Loan Bank advances, which decreased to $36.8 million at December 31, 2009.  Approximately $25.0 million in advances will mature within the next twelve months.   Management plans to refinance a portion of its advances utilizing longer-term products at prevailing interest rates, which are lower than the rates currently being paid on the advances.

Shareholders’ Equity:  At December 31, 2009, the Company’s shareholders’ equity totaled $58.0 million, a decrease of $410,000 or 0.7% from the June 30, 2009 total.  The primary reasons for the decline were the net loss for the six months of $147,000 and dividends paid of $567,000.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2009 and 2008

General

Net loss totaled $(147,000) for the six months ended December 31, 2009, a decrease of $782,000 from the $635,000 in net income for the same period in 2008.  The decrease was primarily attributable to a provision for loan loss of $1.0 million during the period.  Also contributing to the decrease in net income was a decrease in net interest income and an increase in FDIC insurance premiums from period to period.

Net Interest Income

Net interest income decreased $21,000 or 0.7% to $3.1 million for the six month period ended December 31, 2009, compared to the 2008 period, due to interest income decreasing at a faster pace than interest expense.  Interest income decreased by $430,000, or 6.9%, to $5.8 million, while interest expense decreased $409,000 or 13.4% to $2.6 million for the six months ended December 31, 2009.

Interest income on loans decreased $273,000 or 4.9% to $5.3 million, due primarily to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the six month period ended December 31, 2009, increased $2.9 million or 1.5% to an average of $189.8 million for the six months just ended, while the average rate earned declined 38 basis points to 5.57% for the period just ended.  Interest income on interest-bearing deposits and other decreased $73,000 or 35.3% to $134,000 for the six months ended December 31, 2009, primarily as a result of reduced volume.  The average balance outstanding declined $4.4 million or 34.5% to $8.3 million for the six month period ended December 31, 2009, while the average rate earned on those assets declined 4 basis points to 3.22%.

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $294,000 or 13.8% to $1.8 million for the six month period ended December 31, 2009, while interest expense on borrowings declined $115,000 or 12.5% to $807,000 for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits, as the average balance of deposits increased period to period.  The average rate paid on deposits decreased 51 basis points to 2.60% for the most recent period, while the average balance of deposits increased $4.4 million or 3.2% to $141.5 million.  The decline in interest expense on borrowings was attributed to lower borrowings outstanding, as the average balance of borrowings declined $9.3 million or 20.8% to $35.6 million for the most recent period.  The average rate paid on borrowings increased 43 basis points to 4.54% for the recently ended six-month period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $1.0 million during the six months ended December 31, 2009, compared to a provision of $15,000 for the six months ended December 31, 2008.  Management determined that a specific valuation allowance of $925,000 was appropriate in response to deterioration in the financial position of a single borrower.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2009 and 2008 (continued)

Non-interest Income

Non-interest income totaled $128,000 for the six months ended December 31, 2009, an increase of $14,000 from the same period in 2008.

Non-interest Expense

Non-interest expense totaled $2.4 million for the six months ended December 31, 2009, an increase of $144,000, or 6.3%, compared to the same period in 2008.  The increase was due primarily to an increase in employee compensation and benefits and FDIC insurance premiums.  Employee compensation and benefits increased 8.1% or $114,000 to $1.5 million for the six month period just ended primarily as a result of lower levels of deferred loan origination costs, which was attributed to a lower number of loan originations during the period.  The Company defers certain costs, which are attributable to the origination of loans, and amortizes those costs over the lives of those loans.  When fewer loans are originated during a period, a lower level of cost is deferred.  FDIC insurance premiums totaled $93,000 for the six months ended December 31, 2009, an increase of $81,000, or 675.0%, from the same period in 2008.  As is the case for most FDIC-insured financial institutions, the two banks owned by the Company are experiencing higher FDIC insurance premiums, which were mandated to increase deposit insurance fund levels as a result of the recent increase in bank failures.    Somewhat offsetting higher levels of expense in other areas, occupancy and equipment expense decreased $59,000 or 28.9% to $145,000 for the six months ended December 31, 2009.  During the quarter ended December 31, 2008, the Company incurred expenses associated with the conversion of one of its bank’s core data processing systems and those nonrecurring costs were primarily responsible for the higher level of expense during that period.

Federal Income Tax Expense (Benefit)

As a result of the net loss for the period, the benefit of federal income taxes totaled $78,000 for the six months ended December 31, 2009, a decrease of $382,000, compared to a provision of $304,000 for federal income tax expense in the same period in 2008.  The effective tax rates were (34.7%) and 32.4% for the six month periods ended December 31, 2009 and 2008, respectively.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2009 and 2008

General

Net income totaled $215,000 for the three months ended December 31, 2009, a decrease of $108,000 from the $323,000 in net income for the same period in 2008.  The decrease was primarily attributable to an increase in non-interest expenses and provision for loan losses during the period.

Net Interest Income

Net interest income increased $22,000 or 1.4% to $1.6 million for the three month period ended December 31, 2009, compared to the 2008 period, due to interest expense decreasing at a faster pace than interest income.  Interest income decreased by $193,000, or 6.3%, to $2.9 million, while interest expense decreased $215,000 or 14.4% to $1.3 million for the three months ended December 31, 2009.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2009 and 2008 (continued)

Net Interest Income (continued)

Interest income on loans decreased $142,000 or 5.1% to $2.6 million, due to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the three month period ended December 31, 2009, increased $3.0 million or 1.6% to an average of $190.0 million for the three months just ended, while the average rate earned declined 40 basis points to 5.55% for the period just ended.  Interest income on investment securities decreased $23,000 or 34.3% to $44,000 for the three months ended December 31, 2009, primarily as a result of reduced volume.  The average balance outstanding declined $2.9 million or 36.1% to $5.2 million for the three month period ended December 31, 2009, while the average rate earned on those assets increased 9 basis points to 3.39%.

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $164,000 or 15.5% to $891,000 for the three month period ended December 31, 2009, while interest expense on borrowings declined $51,000 or 11.5% to $391,000 for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits, as the average balance of deposits increased period to period.  The average rate paid on deposits decreased 58 basis points to 2.51% for the most recent period, while the average balance of deposits increased $5.2 million or 3.8% to $141.9 million.  The decline in interest expense on borrowings was attributed to lower borrowings outstanding, as the average balance of borrowings declined $7.3 million or 17.2% to $35.2 million for the most recent period.  The average rate paid on borrowings increased 29 basis points to 4.44% for the recently ended three-month period.

Provision for Losses on Loans

The Company recorded a provision for losses on loans of $60,000 during the three months ended December 31, 2009, compared to no provision for the three months ended December 31, 2008.  The additional general provision was necessary to reestablish the appropriate level subsequent to charge-offs related to foreclosed properties acquired during the period.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $61,000 for the three months ended December 31, 2009, an increase of $2,000 from the same period in 2008.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2009 and 2008 (continued)

Non-interest Expense

Non-interest expense totaled $1.3 million for the three months ended December 31, 2009, an increase of $113,000, or 9.9%, compared to the same period in 2008.  The increase was due primarily to an increase in employee compensation and benefits and FDIC insurance premiums.  Employee compensation and benefits increased 9.6% or $68,000 to $780,000 for the three month period just ended primarily as a result of lower levels of deferred loan origination costs, which was attributed to a lower number of loan originations during the period.  FDIC insurance premiums totaled $51,000 for the three months ended December 31, 2009, an increase of $45,000, or 750.0%, from the same period in 2008.  Somewhat offsetting higher levels of expense in other areas, occupancy and equipment expense decreased $42,000 or 36.2% to $74,000 for the three months ended December 31, 2009.  During the quarter ended December 31, 2008, the Company incurred expenses associated with the conversion of one of its bank’s core data processing systems and those nonrecurring costs were primarily responsible for the higher level of expense during that period.

Federal Income Tax Expense (Benefit)

Federal income tax expense totaled $110,000 for the three months ended December 31, 2009, a decrease of $41,000, or 27.2% compared to the same period in 2008.  The effective tax rates were 33.8% and 31.9% for the three month periods ended December 31, 2009 and 2008, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Form 10-K filed September 28, 2009.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended December 31, 2009, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.               Legal Proceedings

Not applicable.

ITEM 1A.            Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.               Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2009.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

October 1-31, 2009	—	$—	—	42,500
November 1-30, 2009	6,000	$11.30	6,000	36,500
December 1-31, 2009	—	$—	—	36,500

(1)  On October 17, 2008, the Company announced the completion of the stock repurchase program begun on February 13, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

ITEM 3.               Defaults Upon Senior Securities

Not applicable.

ITEM 4T.             Submission of Matters to a Vote of Security Holders

(a)     The registrant held its Annual Meeting of Shareholders on November 10, 2009.
(b)     Not applicable
(c)     Two matters were voted upon at the Annual Meeting:
1)           Election of three individuals as directors:

	Votes For	Votes Withheld
Stephen G. Barker	7,204,747	38,338

David R. Harrod	7,209,580	33,505

Tony D. Whitaker	7,232,675	10,410

2)           Ratification of Crowe Horwath, LLP, as the Company’s independent registered public accountants for the fiscal year ending June 30, 2010:

Votes For	Votes Against	Abstain
7,198,886	10,961	33,238

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 12, 2010	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	February 12, 2010	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer