Form 10-Q
period 2010-03-31
Kentucky First Federal Bancorp
filed 2010-05-17
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2010

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
Yes ☐                             No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 14, 2010, the latest practicable date, the Corporation had 7,840,534 shares of $.01 par value common stock outstanding.

INDEX

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	March 31,	June 30,
	2010	2009
ASSETS

Cash and due from financial institutions	$968	$1,548
Interest-bearing demand deposits	2,438	2,669
Cash and cash equivalents	3,406	4,217

Interest-bearing deposits	100	100
Available-for-sale securities	5,280	5,451
Held-to-maturity securities, at amortized cost- approximate fair value of $10,596 and $15,317 at March 31, 2010 and June 30, 2009, respectively	10,158	14,999
Loans held for sale	95	230
Loans receivable	193,329	189,609
Allowance for loan losses	(1,689)	(678)
Real estate acquired through foreclosure	110	109
Office premises and equipment, net	2,761	2,844
Federal Home Loan Bank stock	5,641	5,641
Accrued interest receivable	644	750
Bank-owned life insurance	2,490	2,428
Goodwill	14,507	14,507
Other intangible assets, net	251	349
Prepaid federal income taxes	298	—
Prepaid expenses and other assets	974	345

Total assets	$238,355	$240,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$144,450	$139,743
Advances from the Federal Home Loan Bank	33,663	40,156
Advances by borrowers for taxes and insurance	163	290
Accrued interest payable	164	189
Accrued federal income taxes	—	67
Deferred federal income taxes	1,384	1,339
Other liabilities	606	723
Total liabilities	180,430	182,507

Commitments and contingencies (Note 8)	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued and outstanding	86	86
Additional paid-in capital	36,568	36,223
Retained earnings	31,223	31,930
Shares acquired by stock benefit plans	(2,415)	(2,557)
Treasury shares at cost, 745,530 and 728,930 common shares at March 31, 2010 and June 30, 2009, respectively	(7,560)	(7,379)
Accumulated other comprehensive income	23	91
Total shareholders’ equity	57,925	58,394

Total liabilities and shareholders’ equity	$238,355	$240,901

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)
	Nine months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009
Interest income
Loans	$7,984	$8,342	$2,701	$2,787
Mortgage-backed securities	367	433	115	141
Investment securities	135	202	44	67
Interest-bearing deposits and other	197	271	64	64
Total interest income	8,683	9,248	2,924	3,059

Interest expense
Deposits	2,656	3,137	814	1,002
Borrowings	1,195	1,350	389	428
Total interest expense	3,851	4,487	1,203	1,430

Net interest income	4,832	4,761	1,721	1,629

Provision for losses on loans	1,099	15	71	-

Net interest income after provision for losses on loans	3,733	4,746	1,650	1,629

Non-interest income
Earnings on bank-owned life insurance	62	69	17	22
Gain on sale of loans	96	40	37	22
Loss on sale of real estate acquired through foreclosure	(27)	-	-	-
Other operating	75	66	23	17
Total non-interest income	206	175	77	61

Non-interest expense
Employee compensation and benefits	2,304	2,155	778	737
Occupancy and equipment	247	319	102	116
Franchise taxes	141	132	49	41
Data processing	177	123	64	42
FDIC insurance premiums	139	18	46	6
Amortization of intangible assets	98	98	33	33
Other operating	599	617	196	195
Total non-interest expense	3,705	3,462	1,268	1,170

Income before income taxes	234	1,459	459	520

Federal income tax expense (benefit)
Current	(1)	487	209	552
Deferred	80	(14)	(52)	(383)
Total federal income tax expense	79	473	157	169

NET INCOME	$155	$986	$302	$351

EARNINGS PER SHARE
Basic	$0.02	$0.13	$0.04	$0.05
Diluted	$0.02	$0.13	$0.04	$0.05

DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
 (In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2010	2009	2010	2009

Net income	$155	$986	$302	$351

Other comprehensive income (loss), net of taxes (benefits):
Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $(35), $38, $(13) and $5 during the respective periods	(68)	73	(25)	(9)

Comprehensive income	$87	$1,059	$277	$342

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)
	Nine months ended
	March 31,
	2010	2009

Cash flows from operating activities:
Net income for the period	$155	$986
Adjustments to reconcile net earnings to net cash provided by operating activities:
Amortization of discounts and premiums on loans,
investments and mortgage-backed securities – net	—	4
Amortization of deferred loan origination fees	(23)	12
Amortization of premiums on FHLB advances	(314)	(377)
Amortization of core deposit intangibles	98	98
Depreciation and amortization	131	131
Amortization of stock benefit plans	467	425
Provision for losses on loans	1,099	15
Federal Home Loan Bank stock dividends	—	(75)
Bank-owned life insurance earnings	(62)	(69)
Mortgage loans originated for sale	(3,434)	(3,512)
Proceeds from sale of mortgage loans	3,665	3,638
Gain on sale of loans	(96)	(40)
Loss on sale of real estate acquired through foreclosure	27	—
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	106	(45)
Prepaid expenses and other assets	(629)	(7)
Accrued interest payable	(25)	(23)
Other liabilities	(97)	87
Federal income taxes
Current	(365)	127
Deferred	80	(14)
Net cash provided by operating activities	783	1,361

Cash flows provided by (used in) investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	4,841	1,473
Available for sale	68	83
Proceeds from sale of real estate acquired through foreclosure	223	8
Loans originated for investment, net of principal collected	(4,036)	(6,119)
Purchase of office equipment	(48)	(288)
Net cash provided by (used in) investing activities	1,048	(4,843)

Cash flows provided by (used in) financing activities:
Net increase in deposit accounts	4,707	794
Proceeds from Federal Home Loan Bank advances	9,500	17,800
Repayment of Federal Home Loan Bank advances	(15,679)	(24,927)
Advances by borrowers for taxes and insurance	(127)	(112)
Dividends paid on common stock	(862)	(885)
Treasury stock repurchases, net of options exercised	(181)	(1,626)
Net cash used in financing activities	(2,642)	(8,956)

Net decrease in cash and cash equivalents	(811)	(12,438)

Cash and cash equivalents at beginning of period	4,217	15,966

Cash and cash equivalents at end of period	$3,406	$3,528

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(In thousands)
	Nine months ended March 31,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$360	$360

Interest on deposits and borrowings	$4,190	$4,887

Transfers from loans to real estate acquired through foreclosure, net	$261	$86

Loans made on sale of real estate acquired through forclosure	$146	$-

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Nine- and three-months ended March 31, 2010 and 2009
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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the nine- and three-month periods ended March 31, 2010, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated balance sheet as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2009 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

3.  Earnings Per Share

Basic earnings per share is computed based upon the weighted-average common shares outstanding during the period less shares in the Company’s ESOP that are unallocated and not committed to be released.  Weighted average common shares deemed outstanding give effect to 247,465 unallocated ESOP shares for the  nine- and three-month periods ended March 31, 2010, and 263,572 unallocated ESOP shares for the nine- and three-month periods ended March 31, 2009.

	Nine months ended March 31,
	2010	2009

Weighted-average common shares outstanding	7,521,493	7,505,717
Weighted-average unvested common shares outstanding	43,167	69,067
Weighted-average common shares including unvested common shares outstanding	7,564,660	7,574,784

Dilutive effect of:
Assumed exercise of stock options	41,815	-

Weighted-average common shares outstanding (diluted)	7,606,475	7,574,784

	Three months ended March 31,
	2010	2009

Weighted-average common shares outstanding	7,542,219	7,494,258
Weighted-average unvested common shares outstanding	25,900	51,800
Weighted-average common shares including unvested common shares outstanding	7,568,119	7,546,058
Dilutive effect of:
Assumed exercise of stock options	18,862	-

Weighted-average common shares outstanding (diluted)	7,586,981	7,546,058

There were 334,644 and 391,000 stock option shares outstanding for the nine- and three-month periods ended March 31, 2010 and 2009, respectively, but the stock option shares in the 2009 periods were not considered in computing diluted earnings per share, because they were anti-dilutive.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

4.  New Accounting Standards (continued)

In connection with our adoption of FSP ASC 260-10, weighted average voting and unvested common shares outstanding include unvested shares issued through the year 2010 incentive compensation plan shares of 25,900 and 51,800 at March 31, 2010 and 2009, respectively.  This FSP requires share-based compensation awards that qualify as participating securities to be included in basic EPS using the two-class method.  Adoption of this FSP had no effect on the basic and diluted EPS for either of the nine- or three-month periods ended March 31, 2009.

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

In June 2009 the FASB issued Statement No. 168 (ASC 105-10), “The FASB Accounting Standards Codification and Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162,” which was subsequently incorporated into ASC 405.  This Statement has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  On the effective date of this Statement, the Codification superseded all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative.  Management has adopted this Statement for the period ended March 31, 2010.  All authoritative language has been updated to comply with ASC 405.

On June 12, 2009, the FASB issued new guidance impacting FASB ASC 860, Transfers and Servicing. The new guidance amends ASC 860, and will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The new standard will be effective July 1, 2010 and the adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

4.  New Accounting Standards (continued)

On June 12, 2009, the FASB issued new guidance impacting FASB ASC 810-10, Consolidation (Statement No. 167 amends FIN 46(R)).  The new guidance replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity.   Unlike previous guidance, this Statement requires ongoing reconsideration of whether (1) an entity is a VIE and (2) an enterprise is the primary beneficiary of a VIE.  It is expected that the amendments will result in more entities consolidating VIEs that previously were not consolidated  This new guidance will also require additional disclosures about the Company’s involvement in variable interest entities.   This new guidance will become effective July 1, 2010 and its adoption is not expected to have a material effect on the Company’s results of operations or financial position.

The FASB issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting.  Specifically, the new guidance requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  It also requires in the reconciliation for fair value measurements using significant unobservable inputs, separate presentation of information about purchases, sales, issuances and settlements.  In addition, the guidance clarifies the requirements of the following existing disclosures:

•
For purposes of reporting fair value measurement for each class of assets and liabilities, a reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities; and

•	A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements.

ASU 2010-06 is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements.  Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  Early application is permitted.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

5.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities are summarized as follows:

		March 31, 2010
	Amortized	Gross	Gross	Estimated
	cost	unrealized	unrealized	fair
		gains	losses	value
		(In thousands)

Available-for-sale Securities
U.S. Government and federal agency	$5,000	$30	$-	$5,030
Agency residential mortgage-backed securities	245	5	-	250
	$5,245	$35	$-	$5,280

Held-to-maturity Securities
U.S. Government and federal agency	$-	$-	$-	$-
Agency residential mortgage-backed securities	10,158	438	-	10,596
	$10,158	$438	$-	$10,596

		June 30, 2009
		Gross	Gross
	Amortized	unrealized	unrealized	Estimated
	cost	gains	losses	fair
		(In thousands)		value
Available-for-sale Securities
U.S. Government and federal agency	$5,000	$136	$-	$5,136
Agency residential mortgage-backed securities	314	2	(1)	315
	$5,314	$138	$(1)	$5,451

Held-to-maturity Securities
U.S. Government and federal agency	$3,000	$2	$-	$3,002
Agency residential mortgage-backed securities	11,999	316	-	12,315
	$14,999	$318	$-	$15,317

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

5.	Investment Securities (continued)

The amortized cost and estimated fair value of investment securities by contractual maturity are shown below.  Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities with no single maturity are shown separately.

	March 31,		June 30,
	2010		2009
	Estimated		Estimated
	fair	Amortized	fair	Amortized
	value	cost	value	cost
		(In thousands)
Available-for-sale
Within one year	$5,030	$5,000	$5,136	$5,000
One year through five years	-	-	-	-
	5,030	5,000	5,136	5,000
Mortgage-backed securities	250	245	315	314
Totals	$5,280	$5,245	$5,451	$5,314

Held-to-maturity
Within one year	$-	$-	$3,002	$3,000
One year through five years	-	-	-	-
	-	-	3,002	3,000
Mortgage-backed securities	10,596	10,158	12,315	11,999
Totals	$10,596	$10,158	$15,317	$14,999

There were no sales of investment securities during the fiscal year ended June 30, 2009 or the nine- and three- month periods ended March 31, 2010.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell.  Management does not believe other-than-temporary impairment is evident.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

6.	Loans Receivable

The composition of the loan portfolio was as follows:
	March 31,	June 30,
	2010	2009
	(In thousands)
Residential real estate
One- to four-family	$165,656	$163,108
Multi-family	9,238	7,303
Construction	744	735
Nonresidential real estate and land	10,730	11,460
Loans on deposits	2,611	2,909
Consumer and other	4,829	4,497
	193,808	190,012
Less:
Undisbursed portion of loans in process	488	404
Deferred loan origination fees (cost)	(9)	(1)
Allowance for loan losses	1,689	678
	$191,640	$188,931

Impaired loans were as follows:

	March 31,	June 30,
	2010	2009
	(In thousands)

Loans with no allocated allowance for loan losses	$2,490	$4,086
Loans with allocated allowance for loan losses	5,590	1,153
Total	$8,080	$5,239

Amount of allowance for loan losses allocated	$1,054	$56

7.	Allowance for Loan Losses

The activity in the allowance for loan losses is summarized as follows:

	For the Nine Months Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Beginning balance	$678	$666
Provision for losses on loans	1,099	15
Charge-offs	(88)	(14)

Ending balance	$1,689	$667

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

7.  Allowance for Loan Losses (continued)
	For the Three Months Ended
	March 31,	March 31,
	2010	2009
	(In thousands)

Beginning balance	$1,618	$681
Provision for losses on loans	71	-
Charge-offs	-	(14)

Ending balance	$1,689	$667

8.  Commitments

As of March 31, 2010, loan commitments and unused lines of credit totaled $12.0 million, including $450,000 in undisbursed construction loans, $2.0 million in one- to four-family mortgage loans and $9.5 million in lines of credit secured by equity in real property.

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

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired Loans

Impaired loans are evaluated at the time the loan is identified as impaired and are recorded at fair value.  Fair value is measured based on the value of the collateral securing these loans and is classified as Level 3 in the fair value hierarchy.  Fair value is determined using several methods.  Generally, the fair value of real estate is determined based on appraisals by qualified licensed appraisers.  If an appraisal is not available, the fair value of the collateral may be determined by using a cash flow analysis, a broker’s opinion of value, the net present value of future cash flows, or an observable market price from an active market.  Fair value on non-real estate collateral loans is determined using similar methods.  In addition, business equipment may be valued by using the net book value from the business’ financial statements.  Impaired loans are evaluated quarterly for additional impairment.

Other Real Estate Owned (“OREO”)

OREO is evaluated at the time of acquisition and recorded at fair value as determined by independent appraisal or internal market evaluation less cost to sell, resulting in a Level 3 classification.  OREO is further evaluated quarterly for impairment.  The aggregate fair value of OREO acquired and/or written down to fair value during the period is disclosed below.

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010.
		(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,030	$-	$5,030	$-
Agency residential mortgage-backed securities	250	-	250	- .
Totals	$5,280	$-	$5,280	$-

		Fair Value Measurements at June 30, 2009.
		(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,136	$-	$5,136	$-
Agency residential mortgage-backed securities	315	-	315	- .
Totals	$5,451	$-	$5,451	$-

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010.
		(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,536	$-	$-	$4,536
Other real estate owned	110	-	-	110
Totals	$4,646	$-	$-	$4,646

Impaired loans with allocated allowance for loan losses had a carrying amount of $5.6 million and a specific valuation allowance of $1.1 million at March 31, 2010, resulting in an additional provision for loan losses of $61,000 for the quarter just ended.  Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $110,000 at March 31, 2010.  There were no write-downs on other real estate owned during the quarter ended March 31, 2010.

		Fair Value Measurements at June 30, 2009.
		(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,097	$-	$-	$1,097
Other real estate owned	109	-	-	109
Totals	$1,206	$-	$-	$1,206

Impaired loans with allocated allowance for loan losses had a carrying amount of $1.2 million and a specific valuation allowance of $56,000 at June 30,2009, while other real estate owned had a net carrying amount of $109,000.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

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

Held-to-maturity securities:  For held-to-maturity securities, fair value is estimated by using pricing models, quoted price of securities with similar characteristics or discounted cash flows, which is level 2 pricing.

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

Commitments to extend credit:  For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  The fair value of outstanding loan commitments at March 31, 2010 and June 30, 2009, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2010 and June 30, 2009 are as follows:

	March 31, 2010		June 30, 2009
	Carrying value	Fair value	Carrying value	Fair value
	(In Thousands)
Financial assets
Cash and cash equivalents	$3,406	$3,406	$4,217	$4,217
Interest-earning deposits	100	100	100	100
Available-for-sale securities	5,280	5,280	5,451	5,451
Held-to-maturity securities	10,158	10,596	14,999	15,317
Loans held for sale	95	95	230	230
Loans receivable - net	191,640	197,208	188,931	193,165
Federal Home Loan Bank stock	5,641	n/a	5,641	n/a
Accrued interest receivable	644	644	750	750

Financial liabilities
Deposits	$144,450	$146,795	$139,743	$142,772
Advances from the Federal Home Loan Bank	33,663	32,208	40,156	41,613
Advances by borrowers for taxes and insurance	163	163	290	290
Accrued interest payable	164	164	189	189

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

Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010

Assets:  At March 31, 2010, the Company’s assets totaled $238.4 million, a decrease of $2.5 million, or 1.1%, from total assets at June 30, 2009.  This decrease was attributed primarily a decrease in investment securities as well as an increase in the allowance for loan losses, offset by an increase in loans receivable, net.

Cash and cash equivalents: Cash and cash equivalents decreased by $811,000 to $3.4 million at March 31, 2010.  It is management’s intention to continue deploying excess liquidity into mortgage loans to the extent possible.

Loans:  Loans receivable, net, increased by $2.7 million or 1.4% to $191.6 million at March 31, 2010, despite an increased level of allowance for loan losses.  A provision for loan losses of $1.1 million was made during the nine months just ended, chiefly to establish a specific valuation allowance in response to deterioration in the financial position of a single borrower.  Otherwise, gross loans receivable increased $3.7 million or 2.0% to $193.3 million at March 31, 2010.  Management believes that the successful redeployment of the Company’s excess liquidity to higher-yielding mortgage loans is important for the long-term success of the Company.  The Company will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Loans:  At March 31, 2010, the Company had approximately $3.0 million, or 1.5% of net loans, in loans 90 days or more past due, compared to $3.9 million or 2.0%, of net loans at June 30, 2009.  At March 31, 2010, the Company’s allowance for loan losses of $1.7 million represented 57.0% of nonperforming loans and 0.9% of gross loans compared to an allowance balance of $678,000 at June 30, 2009, representing 17.5% of nonperforming loans and 0.4% of gross loans.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010 (continued)

The Company had $7.3 million in assets classified as substandard for regulatory purposes at March 31, 2010, including loans and real estate acquired through foreclosure (“REO”).  Classified assets as a percentage of net loans was 3.8% and 4.2% at March 31, 2010 and June 30, 2009, respectively.  REO at March 31, 2010, included four single-family homes with an aggregate carrying value of $110,000.  All substandard loans were secured by residential property on which the banks have priority lien position.  The table below summarizes substandard loans at March 31, 2010:

	Number
	of	Carrying
	Loans	Value

Single family, owner occupied	32	$2,303
Single family, non-owner occupied	4	227
More than one single family, non-owner occupied	3	2,633
2-4 family, owner occupied	2	41
2-4 family, non-owner occupied	11	1,588
5 or more family, non-owner occupied	1	403
Total substandard loans	53	$7,195

Included in classified loans is one credit relationship which, within the last nine months, experienced significant deterioration and is responsible for most of the provision for losses during that period.  The loans to this borrower totaled $4.7 million at March 31, 2010, and all of the underlying collateral is comprised of 1-4 family residential rental units.  Management determined this loan to be impaired under ASC 310 “Receivables” and that it would be unable to collect all amounts due according to the contractual terms of the loan agreement.  During the nine month period ended March 31, 2010, a specific reserve of $925,000 was established for this specific credit relationship based on the estimated fair value of the underlying collateral less cost to sell.

At March 31, 2010, the Company had $33,000 in loans classified as special mention compared to $639,000 at June 30, 2009.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.  At March 31, 2010, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities:  At March 31, 2010, the Company’s investment and mortgage-backed securities had decreased $5.0 million or 24.5% to $15.4 million.  Approximately $5.0 million of the Company’s remaining investment and agency securities are scheduled to mature in the current fiscal year.

Liabilities: At March 31, 2010, the Company’s liabilities totaled $180.4 million, a decrease of $2.1 million, or 1.1%, from total liabilities at June 30, 2009.  The decrease in liabilities was attributed primarily to a $6.5 million, or 16.2%, decrease in Federal Home Loan Bank advances, which decreased to $33.7 million at March 31, 2010, while  deposits increased $4.7 million or 3.4% to $144.5 million at March 31, 2010.  Approximately $20.0 million in advances will mature within the next twelve months.   Management plans to refinance a portion of its advances utilizing longer-term products at prevailing interest rates, which are lower than the rates currently being paid on the advances.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010 (continued)

Shareholders’ Equity:  At March 31, 2010, the Company’s shareholders’ equity totaled $58.0 million, a decrease of $469,000 or 0.8% from the June 30, 2009 total.  The primary reason for the decline was the payment of dividends of $862,000, which exceeded net income for the nine months, and the repurchase of the Company’s stock.  The Company purchased 21,600 shares of its own common stock for $235,000.

The Company believes that a strong dividend is appropriate in light of the high level of capital that both banks now have.  At March 31, 2010, capital at the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth.  Management believes that a relatively high dividend yield is beneficial in that it makes the Company’s stock attractive in the market and helps in the retention of long-term investors.  While dividends paid during the nine months ended March 31, 2010 exceeded net income during that period, the unusually large provision for loan losses made during the three months ended September 30, 2009, was primarily responsible for this circumstance.  For the three months ended March 31, 2010, net income exceeded dividends paid.  Management cannot speculate on future dividend levels.  Various factors, including capital levels, income levels, liquidity levels and overall financial condition of the Company are considered before dividends are declared.  However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2010 and 2009

General

Net earnings totaled $155,000 for the nine months ended March 31, 2010, a decrease of $831,000 from the $986,000 in net income for the same period in 2009.  The decrease was primarily attributable to a provision for loan loss of $1.1 million during the period.  Also contributing to the decrease in net income was an increase in non-interest expense from period to period.

Net Interest Income

Net interest income increased $71,000 or 1.5% to $4.8 million for the nine month period ended March 31, 2010, compared to the 2009 period, due to interest expense decreasing at a faster pace than interest income.  Interest income decreased by $565,000, or 6.1%, to $8.7 million, while interest expense decreased $636,000 or 14.2% to $3.9 million for the nine months ended March 31, 2010.

Interest income on loans decreased $358,000 or 4.3% to $8.0 million, due primarily to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the nine month period ended March 31, 2010, increased $2.6 million or 1.4% to an average of $190.3 million for the nine months just ended, while the average rate earned declined 33 basis points to 5.59% for the period just ended.  Interest income on interest-bearing deposits and other decreased $74,000 or 27.3% to $197,000 for the nine months ended March 31, 2010, primarily as a result of reduced volume.  The average balance outstanding declined $2.4 million or 21.6% to $8.7 million for the nine month period ended March 31, 2010, while the average rate earned on those assets declined 23 basis points to 3.01%.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2010 and 2009 (continued)

Net Interest Income (continued)

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $481,000 or 15.3% to $2.7 million for the nine month period ended March 31, 2010, while interest expense on borrowings declined $155,000 or 11.5% to $1.2 million for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits, as the average balance of deposits increased period to period.  The average rate paid on deposits decreased 56 basis points to 2.48% for the most recent period, while the average balance of deposits increased $5.4 million or 3.9% to $142.8 million.  The decline in interest expense on borrowings was attributed to lower borrowings outstanding, as the average balance of borrowings declined $8.4 million or 18.9% to $35.8 million for the most recent period.  The average rate paid on borrowings increased 38 basis points to 4.45% for the recently ended nine-month period.

The following table represents key portfolio performance metrics:
	For the Nine Months Ended
	March 31,	March 31,
	2010	2009

Interest rate spread	2.49%	2.29%
Net interest margin	2.99%	2.88%

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $1.1 million during the nine months ended March 31, 2010, compared to a provision of $15,000 for the nine months ended March 31, 2009.  Management determined that a specific valuation allowance of $1.1 million was appropriate for the overall portfolio, primarily in response to deterioration in the financial position of a single borrower.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $206,000 for the nine months ended March 31, 2010, an increase of $31,000 from the same period in 2009, primarily as a result of gain on sale of loans.  The gain on sale of loans was $96,000 for the nine month period just ended compared with $40,000 for the prior year period, an increase of $56,000 or 140.0%.  Somewhat offsetting the increased gain on sale of loans during the most recent period was a loss of $27,000 on the sale of real estate acquired through foreclosure.  There was no loss on sale of real estate acquired through foreclosure in the nine months ended March 31, 2009.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2010 and 2009 (continued)

Non-interest Expense

Non-interest expense totaled $3.7 million for the nine months ended March 31, 2010, an increase of $243,000, or 7.0%, compared to the same period in 2009.  The increase was due primarily to an increase in employee compensation and benefits and FDIC insurance premiums.  Employee compensation and benefits increased 6.9% or $149,000 to $2.3 million for the nine month period just ended as a result of higher retirement plan contributions, higher staffing levels for the period and lower lending levels. Retirement contributions increased $57,000 or 25.3% to $282,000 for the nine month period just ended.  Employee compensation increased $46,000 or 4.2% to $1.1 million period to period as additional staff were hired in anticipation of and in preparation for a planned retirement of an employee on January 1, 2010.  In addition to additional staff, the Company experienced lower levels of deferred loan origination costs, which was attributed to a lower number of loan originations during the period.  The Company defers certain costs, which are attributable to the origination of loans, and amortizes those costs over the lives of those loans.  When fewer loans are originated during a period, a lower level of cost is deferred.  Deferred employee compensation decreased $32,000 or 25.8% to $92,000 during the period compared to $124,000 for the prior year period.  FDIC insurance premiums totaled $139,000 for the nine months ended March 31, 2010, an increase of $121,000, or 672.2%, from the same period in 2009.  As is the case for most FDIC-insured financial institutions, the two banks owned by the Company are experiencing higher FDIC insurance premiums, which were mandated to increase deposit insurance fund levels as a result of the recent increase in bank failures.    Somewhat offsetting higher levels of expense in other areas, occupancy and equipment expense decreased $72,000 or 22.6% to $247,000 for the nine months ended March 31, 2010.  During the previous fiscal period, the Company converted the core data processing system of one of its banks.  That conversion was responsible for nonrecurring costs, which were charged to occupancy and equipment expense in the prior year, as well as higher data processing costs for the current nine-month period.

Federal Income Tax Expense

The provision for federal income taxes totaled $79,000 for the nine months ended March 31, 2010, a decrease of $394,000, compared to a provision of $473,000 for federal income tax expense in the same period in 2009.  The effective tax rates were 33.8% and 32.4% for the nine month periods ended March 31, 2010 and 2009, respectively.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2010 and 2009

General

Net income totaled $302,000 for the three months ended March 31, 2010, a decrease of $49,000 from the $351,000 in net income for the same period in 2009.  The decrease was primarily attributable to higher levels of non-interest expense and additional provision expense for loan losses during the period, offset slightly by an increase in net interest income and non-interest income.

Net Interest Income

Net interest income increased $92,000 or 5.6% to $1.7 million for the three month period ended March 31, 2010, compared to the 2009 period, due to interest expense decreasing at a faster pace than interest income.  Interest income decreased by $135,000, or 4.4%, to $2.9 million, while interest expense decreased $227,000 or 15.9% to $1.2 million for the three months ended March 31, 2010.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended March 31, 2010 and 2009 (continued)

Net Interest Income (continued)

Interest income on loans decreased $86,000 or 3.1% to $2.7 million, due to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the three month period ended March 31, 2010, increased $1.9 million or 1.0% to an average of $191.4 million for the three months just ended, while the average rate earned declined 24 basis points to 5.64% for the period just ended.  Interest income on mortgage-backed securities decreased $26,000 or 18.4% to $115,000 for the three months ended March 31, 2010, primarily as a result of reduced volume.  The average balance outstanding declined $2.3 million or 17.7% to $10.9 million for the three month period ended March 31, 2010, while the average rate earned on those assets decreased 3 basis points to 4.24%.  Interest income on investment securities decreased $23,000 or 34.3% to $44,000 for the three months just ended, also primarily as a result of reduced volume.  The average balance outstanding declined $3.1 million or 37.4% to $5.2 million for the three month period ended March 31, 2010, while the average rate earned on those assets increased 16 basis points to 3.41%.

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $188,000 or 18.8% to $814,000 for the three month period ended March 31, 2010, while interest expense on borrowings declined $39,000 or 9.1% to $389,000 for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits, as the average balance of deposits increased period to period.  The average rate paid on deposits decreased 69 basis points to 2.22% for the most recent period, while the average balance of deposits increased $8.8 million or 6.4% to $147.0 million.  The decline in interest expense on borrowings was attributed to lower borrowings outstanding, as the average balance of borrowings declined $6.4 million or 15.0% to $36.3 million for the most recent period.  The average rate paid on borrowings increased 28 basis points to 4.28% for the recently ended three-month period.

The following table represents key portfolio performance metrics:
	For the Three Months Ended
	March 31,	March 31,
	2010	2009

Interest rate spread	2.76%	2.43%
Net interest margin	3.17%	2.98%

Provision for Losses on Loans

The Company recorded a provision for losses on loans of $71,000 during the three months ended March 31, 2010, compared to no provision for the three months ended March 31, 2009.  The $10,000 additional general provision was necessary to reestablish the appropriate level as determined by management, while a $61,000 specific provision was made in anticipation of one piece of real estate to be acquired through foreclosure.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $77,000 for the three months ended March 31, 2010, an increase of $16,000 from the same period in 2009.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended March 31, 2010 and 2009 (continued)

Non-interest Expense

Non-interest expense totaled $1.3 million for the three months ended March 31, 2010, an increase of $98,000, or 8.4%, compared to the same period in 2009.  The increase was due primarily to higher FDIC insurance premiums and higher levels of employee compensation.  FDIC insurance premiums totaled $46,000 for the three months ended March 31, 2010, an increase of $40,000, or 666.7%, from the same period in 2009.  Employee compensation and benefits increased 5.6% or $41,000 to $778,000 for the three month period just ended primarily as a result of higher retirement plan contribution costs.    Retirement contributions increased $27,000 or 34.6% to $105,000 for the three month period just ended.

Federal Income Tax Expense

Federal income tax expense totaled $157,000 for the three months ended March 31, 2010, a decrease of $12,000, or 7.1% compared to the same period in 2009.  The effective tax rates were 34.2% and 32.5% for the three month periods ended March 31, 2010 and 2009, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in the Company’s market risk since the disclosure included under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Asset and Liability Management” in the Company’s Form 10-K filed September 28, 2009.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective.  During the quarterly period ended March 31, 2010, there were no changes in the Company’s internal control over financial reporting which materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2010.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

January 1-31, 2010	7,200	$11.27	7,200	29,300
February 1-28, 2010	8,400	$10.10	8,400	20,900
March 1-31, 2010	—	$—	—	20,900

(1)  On October 17, 2008, the Company announced the completion of the stock repurchase program begun on February 13, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 17, 2010	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	May 17, 2010	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer