Form 10-K/A
period 2009-06-30
Kentucky First Federal Bancorp
filed 2010-09-30
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K/A
Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to

Commission file number  0-51176

KENTUCKY FIRST FEDERAL BANCORP
(Exact name of registrant as specified in its charter)

United States	61-1484858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

479 Main Street, Hazard, Kentucky	41702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (502) 223-1638

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	Nasdaq Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.   Yes ☐  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.   (Check one):

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

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K/A into which the document is incorporated:

1.      Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2009. (Part II)
2.      Portions of Proxy Statement for the 2009 Annual Meeting of Stockholders.  (Part III)

KENTUCKY FIRST FEDERAL BANCORP
EXPLANATORY NOTE

This amendment to the Annual report on Form 10-K (“Amended Report”) for Kentucky First Federal Bancorp (the “Company”) for the period ended June 30, 2009, is being filed to amend portions of the Company’s Annual Report filed on Form 10-K for the period ended June 30, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on September 28, 2009.
The Company is amending its audited financial statements to reflect certain adjustments to its accrued income tax liability.
The Company is amending Part II, Item 6. “Selected Financial Data”, Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, “Financial Statements and Supplementary Data” to reflect the restatement of the financial statements in connection with the following adjustments:

•	The reduction of deferred federal income taxes payable at July 1, 2007 from $1.339 million to $1.115 million reflecting lower actual levels of deferred tax liabilities.
•
The decrease of the Company’s net earnings for the fiscal year ended June 30, 2009, from $808,000 to $728,000, as a result of additional income tax due on a dividend distribution from one of the Company’s bank subsidiaries, which exceeded the Bank’s accumulated earnings and profits and, as a consequence, resulted in a distribution of the bank’s thrift reserve.

•	The decrease of the Company’s basic and diluted earnings per share from $0.11 to $0.10 for the fiscal year.

In connection with the restatement as described above, the Company has reevaluated the effectiveness of its internal controls over financial reporting and its disclosure controls and procedures accordingly.  See Item 9A for additional discussion on internal controls.

i

INDEX

ii

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

General

References in this Annual Report on Form 10-K/A to “we,” “us” and “our” refer to Kentucky First, and where appropriate, collectively to Kentucky First, First Federal of Hazard and First Federal of Frankfort.

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

At June 30, 2009, Kentucky First had total assets of $240.9 million, deposits of $139.7 million and stockholders’ equity of $58.5 million.  The discussion in this Annual Report on Form 10-K/A relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings Bank of Frankfort.  First Federal of Frankfort is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Anderson, Scott, Shelby, Woodford and other counties in Kentucky.  First Federal of Frankfort also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property.  At June 30, 2009, First Federal of Frankfort had total assets of $130.4 million, net loans receivable of $103.3 million, deposits of $66.4 million and total capital of $32.2 million.

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

For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and requires savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  First Federal of Hazard did not qualify for such favorable tax treatment for any years through 1996.  Approximately $5.2 million of First Federal of Frankfort’s accumulated bad debt reserves would not be recaptured into taxable income unless Frankfort First makes a “non-dividend distribution” to Kentucky First as described below.

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

The amount of additional taxable income triggered by a non-dividend is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal of Frankfort makes a non-dividend distribution to us, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Federal of Frankfort paid a dividend in excess of its accumulated earnings and profits during the fiscal year ended June 30, 2009, but does not intend to pay dividends in the future that would result in a recapture of any portion of its bad debt reserves.  The distribution resulted in federal income tax of $80,000 for that year.

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

Item 6.  Selected Financial Data

The information Contained in the table captioned "Selected Consolidated Financial and Other Data" in the Annual Report is incorporated herein by reference.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Annual Report is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Independent Auditor's Report and Selected Financial Data, which are listed under Item 15 herein, are included in the Annual Report and are incorporated herein by reference.

Item 9A(T).  Controls and Procedures (Restated)

(a)	Disclosure Controls and Procedures

The Company’s management, including the Company’s principal executive officer and principal financial officer, have conducted an evaluation of the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”).  Based upon their evaluation, management has concluded that as of June 30, 2009, the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations.

Item 9A(T).  Controls and Procedures (Restated)

(b)	Internal Controls Over Financial Reporting

MANAGEMENT’S ANNUAL REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Exchange Act Rule 13a-15(f).  The Company’s internal control over financial reporting is designed to provide reasonable assurance to its management and board of directors regarding the preparation and fair presentation of published financial statements.  Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this evaluation, management has concluded that, as a result of a material weakness in internal control over financial reporting discussed below, as of June 30, 2009 the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and regulations. A material weakness is a deficiency, or a combination of control deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of June 30, 2009 based upon criteria set forth in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

During the course of our external audit for the fiscal year ended June 30, 2010, we noted an adjustment identified by our external auditors related to the carrying amount of our deferred tax assets/liabilities, as well as additional income tax due on excess distribution of dividends from a subsidiary bank to its parent, which resulted in distribution of thrift reserves.  Based on our assessment and the foregoing criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of June 30, 2009.

Item 9A(T).  Controls and Procedures (Restated)

(b)	Internal Controls Over Financial Reporting (continued)

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K/A.

(c)	Changes to Internal Control Over Financial Reporting

In connection with the above evaluation of our disclosure controls and procedures, no change was identified that occurred in the Company’s internal control over financial reporting during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, management has taken remedial steps to address the material weakness described above in “Management’s Annual Report on Internal Control Over Financial Reporting.”  Those steps include revision of procedures related to evaluating deferred tax inventories and income tax expense, as well as the preparation of a schedule of accumulated earnings and profits.

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

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K/A and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[2]	Employment Agreement between Kentucky First Federal Bancorp and Tony D. Whitaker, as amended†
10.2[2]	Employment Agreement between First Federal Savings and Loan Association of Hazard and Tony D. Whitaker, as amended†
10.3[2]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.4[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Don D. Jennings, as amended†
10.5[2]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.6[2]	Employment Agreement between First Federal Savings Bank of Frankfort and R. Clay Hulette, as amended†
10.7[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl, as amended†
10.8[2]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.9[2]	Amended and Restated First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan†
10.10[2]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.11[3]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.12[4]	Form of Restricted Stock Award Agreement†
10.13[4]	Form of Incentive Stock Option Award Agreement†
10.14[4]	Form of Non-Statutory Option Award Agreement†
13	Annual Report to Stockholders for the year ended June 30, 2009
21	Subsidiaries (previously filed)

23.1	Consent of BKD LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K/A or incorporated by reference herein.

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

KENTUCKY FIRST FEDERAL BANCORP

September 30, 2010	By:	/s/ Tony D. Whitaker
Tony D. Whitaker
Chief Executive Officer