Form 10-Q/A
period 2009-09-30
Kentucky First Federal Bancorp
filed 2010-10-06
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q/A
(Amendment No. 1)
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2009

OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Kentucky First Federal Bancorp
Explanatory Note

This amendment to the Quarterly report on Form 10-Q (“Amended Report”) for Kentucky First Federal Bancorp (the “Company”) for the period ended September 30, 2009, is being filed to amend portions of the Company’s Quarterly Report filed on Form 10-Q for the period ended September 30, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on November 14, 2009.

The Company amended the June 30, 2009 audited financial statements in the Annual Report on Form 10-K/A filed on September 30, 2010 to reflect certain adjustments to its accrued income tax liability.  The adjustments are more fully described in Notes to Consolidated Financial Statements, Note 10 Prior Period Adjustment.  The Company is amending the September 30, 2009 unaudited financial statements to reflect the impact of this restatement and its impact on the September 30, 2009 unaudited financial statements and the June 30, 2009 financial statements included in the filing.

The Company is amending Item 1. “Financial Information”, and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restatement of financial statements in connection with the following adjustment:

The increase of retained earnings by $144,000 from $31.284 million to $31.428 million as of September 30, 2009 to reflect the impact of amending the 2009 Annual report on Form 10-K/A on September 30, 2010.  The restatements also reduced prepaid federal income tax from $312,000 to $232,000 and reduced deferred federal income taxes from $1.319 million to $1.095 million as of September 30, 2009.

In connection with the restatement as described above, the Company has reevaluated the effectiveness of its internal controls over financial reporting and its disclosure controls and procedures accordingly.  See Item 4. “Controls and Procedures” for additional discussion on internal controls.

INDEX

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)
	Restated	Restated
	September 30,	June 30,
	2009	2009
ASSETS

Cash and due from financial institutions	$1,519	$1,548
Interest-bearing demand deposits	1,717	2,669
Cash and cash equivalents	3,236	4,217

Interest-bearing deposits	100	100
Available-for-sale securities	5,374	5,451
Held-to-maturity securities, at amortized cost- approximate fair value of $12,032 and $15,317 at September 30, and June 30, 2009, respectively	11,506	14,999
Loans held for sale	—	230
Loans receivable	189,977	189,609
Allowance for loan losses	(1,599)	(678)
Real estate acquired through foreclosure	146	109
Office premises and equipment, net	2,817	2,844
Federal Home Loan Bank stock	5,641	5,641
Accrued interest receivable	709	750
Bank-owned life insurance	2,451	2,428
Goodwill	14,507	14,507
Other intangible assets, net	317	349
Prepaid federal income taxes	232	—
Prepaid expenses and other assets	353	345

Total assets	$235,767	$240,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$141,311	$139,743
Advances from the Federal Home Loan Bank	34,005	40,156
Advances by borrowers for taxes and insurance	442	290
Accrued interest payable	189	189
Accrued federal income taxes	—	147
Deferred federal income taxes	1,095	1,115
Other liabilities	779	723
Total liabilities	177,821	182,363

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued and outstanding	86	86
Additional paid-in capital	36,263	36,223
Retained earnings	31,428	32,074
Shares acquired by stock benefit plans	(2,521)	(2,557)
Treasury shares at cost, 728,930 common shares at September 30, and June 30, 2009	(7,379)	(7,379)
Accumulated other comprehensive income	69	91
Total shareholders’ equity	57,946	58,538

Total liabilities and shareholders’ equity	$235,767	$240,901

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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States of America.  However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three-month period ended September 30, 2009, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The consolidated balance sheet as of June 30, 2009 has been derived from the audited consolidated balance sheet as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K/A annual report for 2009 filed with the Securities and Exchange Commission.

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

5.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities are summarized as follows:

	September 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale Securities
U.S. Government and Federal agency	$5,000	$104	$-	$5,104
Agency residential mortgage-backed securities	269	2	(1)	270
	$5,269	$106	$(1)	$5,374
Held-to-maturity Securities
U.S. Government and federal agency	$-	$-	$-	$-
Agency residential mortgage-backed securities	11,506	526	-	12,032
	$11,506	$526	$-	$12,032

	June 30, 2009
	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
	(In thousands)
Available-for-sale Securities
U.S. Government and federal agency	$5,000	$136	$-	$5,136
Agency residential mortgage-backed securities	314	2	(1)	315
	$5,314	$138	$(1)	$5,451

Held-to-maturity Securities
U.S. Government and federal agency	$3,000	$2	$-	$3,002
Agency residential mortgage-backed securities	11,999	316	-	12,315
	$14,999	$318	$-	$15,317

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

6.Loans Receivable

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

		Fair Value Measurements at September 30, 2009.
		(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,104	$-	$5,104	$-
Agency mortgage-backed	270	-	270	-
Totals	$5,374	$-	$5,374	$-

		Fair Value Measurements at June 30, 2009.& amp; lt; /font>
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

		Fair Value Measurements at September 30, 2009.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

9.           Disclosures About Fair Value of Assets and Liabilities (continued)

		Fair Value Measurements at June 30, 2009
		(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$1,097	$-	$-	$1,097
Other real estate owned	96	-	-	96
Totals	$2,146	$-	$-	$2,146

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2009 and 2008
(unaudited)

 10.           Prior Period Adjustment

On September 30, 2010, the Company amended its Form 10-K (“Amended Report”) to restate the financial statements to revise the federal deferred and current income taxes.  The restatement reduced the deferred federal income tax liability by $224,000 to eliminate an unsupported excess of the liability from the Company’s adoption of accounting guidance for uncertain tax positions.  In addition, the restatement increased the income tax due by $80,000 from a 4th quarter fiscal year 2009 dividend distribution from one of the Company’s bank subsidiaries, which exceeded the Bank’s accumulated earnings and profits and, as a consequence, resulted in a distribution of the bank’s thrift reserve.  The financial statements have been restated to revise the reported liability, prepaid taxes and retained earnings associated with this restatement.  As a result of the restatement, the following financial statement line items were adjusted (in thousands):

Consolidated Balance Sheets		Previously	Effect of
	Restated	Reported	Change
September 30, 2009:
Prepaid federal income taxes	$232	$312	$(80)
Total assets	235,767	235,847	(80)
Deferred federal income taxes	1,095	1,319	(224)
Total liabilities	177,821	178,045	(224)
Retained earnings	31,428	31,284	144
Total shareholders’ equity	57,946	57,802	144
Total liabilities and shareholders’ equity	235,767	235,847	(80)

June 30, 2009:
Accrued federal income taxes	147	67	80
Deferred federal income taxes	1,115	1,339	(224)
Total liabilities	182,363	182,507	(144)
Retained earnings	32,074	31,930	144
Total shareholders’ equity	58,538	58,394	144

Kentucky First Federal Bancorp

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Discussion of Financial Condition Changes from June 30, 2009 to September 30, 2009 (RESTATED)

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2009 to September 30, 2009 (RESTATED)
 (continued)

	Number of Loans	Carrying Value

Single family, owner occupied	36	$2,326
Single family, non-owner occupied	5	353
More than one single family, non-owner occupied	3	2,584
2-4 family, owner occupied	2	41
2-4 family, non-owner occupied	10	1,449
5 or more family, non-owner occupied	1	397
Total substandard loans	57	$7,150

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

Liabilities: At September 30, 2009, the Company’s liabilities totaled $177.8 million, a decrease of $4.5 million, or 2.5%, from total liabilities at June 30, 2009.  The decrease in liabilities was attributed primarily to a $6.2 million, or 15.3%, decrease in Federal Home Loan Bank advances, which decreased to $34.0 million at September 30, 2009.  Approximately $25.0 million in advances will mature within the next eighteen months.   Management plans to refinance a portion of its advances utilizing longer-term products at prevailing interest rates, which are lower than the rates currently being paid on the advances.

Shareholders’ Equity:  At September 30, 2009, the Company’s shareholders’ equity totaled $57.9 million, a decrease of $592,000 or 1.0% from the June 30, 2009 total.  The primary reasons for the decline were the net loss for the quarter of $362,000 and dividends paid of $283,000.

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

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements.  Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K/A for the year ended June 30, 2009.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

ITEM 4:  Controls and Procedures (Restated)

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were not effective.

During the course of our external audit for the fiscal year ended June 30, 2010, our external auditors identified an adjustment related to the carrying amount of our deferred tax assets/liabilities, as well as additional income tax due on excess distribution of dividends from a subsidiary bank to its parent, which resulted in distribution of thrift reserves.  Based on our assessment and the foregoing criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2009.

In connection with the above evaluation of our disclosure controls and procedures, no change was identified that occurred in the Company’s internal control over financial reporting during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, management has taken remedial steps to address the material weakness described above.  Those steps include revision of procedures related to evaluating deferred tax inventories and income tax expense, as well as the preparation of a schedule of accumulated earnings and profits.

Kentucky First Federal Bancorp

PART II

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	October 5, 2010	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	October 5, 2010	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer