Form 10-Q/A
period 2009-12-31
Kentucky First Federal Bancorp
filed 2010-10-06
CIK 1297341

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

Kentucky First Federal Bancorp
Explanatory Note

This amendment to the Quarterly report on Form 10-Q (“Amended Report”) for Kentucky First Federal Bancorp (the “Company”) for the period ended December 31, 2009, is being filed to amend portions of the Company’s Quarterly Report filed on Form 10-Q for the period ended December 31, 2009, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 12, 2010.

The Company amended the June 30, 2009 audited financial statements in the Annual Report on Form 10-K/A filed on September 30, 2010 to reflect certain adjustments to its accrued income tax liability.  The adjustments are more fully described in Notes to Consolidated Financial Statements, Note 10 Prior Period Adjustment.  The Company is amending the December 31, 2009 unaudited financial statements to reflect the impact of this restatement and its impact on the December 31, 2009 unaudited financial statements and the June 30, 2009 financial statements included in the filing.

The Company is amending Item 1. “Financial Information”, and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restatement of financial statements in connection with the following adjustment:

The increase of retained earnings by $144,000 from $31.216 million to $31.360 million as of December 31, 2009 to reflect the impact of amending the 2009 Annual report on Form 10-K/A on September 30, 2010.  The restatements also reduced prepaid federal income tax from $473,000 to $393,000 and reduced deferred federal income taxes from $1.449 million to $1.225 million as of December 31, 2009.

In connection with the restatement as described above, the Company has reevaluated the effectiveness of its internal controls over financial reporting and its disclosure controls and procedures accordingly.  See Item 4. “Controls and Procedures” for additional discussion on internal controls.

INDEX

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)
	Restated	Restated
	December 31,	June 30,
	2009	2009
ASSETS

Cash and due from financial institutions	$968	$1,548
Interest-bearing demand deposits	3,133	2,669
Cash and cash equivalents	4,101	4,217

Interest-bearing deposits	100	100
Available-for-sale securities	5,327	5,451
Held-to-maturity securities, at amortized cost- approximate fair value of $11,316 and $15,317 at December 31, and June 30, 2009, respectively	10,972	14,999
Loans held for sale	105	230
Loans receivable	192,520	189,609
Allowance for loan losses	(1,618)	(678)
Real estate acquired through foreclosure	110	109
Office premises and equipment, net	2,794	2,844
Federal Home Loan Bank stock	5,641	5,641
Accrued interest receivable	613	750
Bank-owned life insurance	2,473	2,428
Goodwill	14,507	14,507
Other intangible assets, net	284	349
Advances to borrowers for taxes and insurance	22	—
Prepaid federal income taxes	393	—
Prepaid expenses and other assets	1,049	345

Total assets	$239,393	$240,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$142,552	$139,743
Advances from the Federal Home Loan Bank	36,837	40,156
Advances by borrowers for taxes and insurance	—	290
Accrued interest payable	173	189
Accrued federal income taxes	—	147
Deferred federal income taxes	1,225	1,115
Other liabilities	478	723
Total liabilities	181,265	182,363

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued and outstanding	86	86
Additional paid-in capital	36,537	36,223
Retained earnings	31,360	32,074
Shares acquired by stock benefit plans	(2,457)	(2,557)
Treasury shares at cost, 734,930 and 728,930 common shares at December 31, and June 30, 2009, respectively	(7,446)	(7,379)
Accumulated other comprehensive income	48	91
Total shareholders’ equity	58,128	58,538

Total liabilities and shareholders’ equity	$239,393	$240,901

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Six months ended		Three months ended
	December 31,		December 31,
	2009	2008	2009	2008
Interest income
Loans	$5,282	$5,555	$2,634	$2,776
Mortgage-backed securities	252	292	123	143
Investment securities	91	135	44	67
Interest-bearing deposits and other	134	207	64	72
Total interest income	5,759	6,189	2,865	3,058

Interest expense
Deposits	1,841	2,135	891	1,055
Borrowings	807	922	391	442
Total interest expense	2,648	3,057	1,282	1,497

Net interest income	3,111	3,132	1,583	1,561

Provision for losses on loans	1,028	15	60	-

Net interest income after provision for losses on loans	2,083	3,117	1,523	1,561

Non-interest income
Earnings on bank-owned life insurance	45	47	22	29
Gain on sale of loans	59	18	31	6
Loss on sale of real estate acquired through foreclosure	(27)	-	(15)	-
Other operating	51	49	23	24
Total non-interest income	128	114	61	59

Non-interest expense
Employee compensation and benefits	1,526	1,412	780	712
Occupancy and equipment	145	204	74	116
Franchise taxes	92	87	46	47
Data processing	112	81	59	39
FDIC insurance premiums	93	12	51	6
Amortization of intangible assets	65	33	65	33
Other operating	403	463	184	196
Total non-interest expense	2,436	2,292	1,259	1,146

Income (loss) before income taxes	(225)	939	325	474

Federal income tax expense (benefit)
Current	(210)	(66)	(30)	148
Deferred	132	370	140	3
Total federal income tax expense (benefit)	(78)	304	110	151

NET INCOME (LOSS)	$(147)	$635	$215	$323

EARNINGS (LOSS) PER SHARE
Basic	$(0.02)	$0.08	$0.03	$0.04
Diluted	$(0.02)	$0.08	$0.03	$0.04

DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

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

5.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities are summarized as follows:

	December 31, 2009
	Amortized	Gross unrealized	Gross unrealized	Estimated fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
U.S. Government and federal agency	$5,000	$70	$-	$5,070
Agency residential mortgage-backed securities	255	3	(1)	257
	$5,255	$73	$(1)	$5,327

Held-to-maturity Securities
U.S. Government and federal agency	$-	$-	$-	$-
Agency residential mortgage-backed securities	10,972	344	-	11,316
	$10,972	$344	$-	$11,316

	June 30, 2009
	Amortized	Gross unrealized	Gross unrealized	Estimated fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
U.S. Government and federal agency	$5,000	$136	$-	$5,136
Agency residential mortgage-backed securities	314	2	(1)	315
	$5,314	$138	$(1)	$5,451

Held-to-maturity Securities
U.S. Government and federal agency	$3,000	$2	$-	$3,002
Agency residential mortgage-backed securities	11,999	316	-	12,315
	$14,999	$318	$-	$15,317

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

Consolidated Balance Sheets	Restated	Previously Reported	Effect of Change

December 31, 2009:
Prepaid federal income taxes	$393	$473	$(80)
Total assets	239,393	239,473	(80)
Deferred federal income taxes	1,225	1,449	(224)
Total liabilities	181,265	181,489	(224)
Retained earnings	31,360	31,216	144
Total shareholders’ equity	58,128	57,984	144
Total liabilities and shareholders’ equity	239,393	239,473	(80)

June 30, 2009:
Accrued federal income taxes	147	67	80
Deferred federal income taxes	1,115	1,339	(224)
Total liabilities	182,363	182,507	(144)
Retained earnings	32,074	31,930	144
Total shareholders’ equity	58,538	58,394	144

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

Discussion of Financial Condition Changes from June 30, 2009 to December 31, 2009 (RESTATED)

Assets:  At December 31, 2009, the Company’s assets totaled $239.4 million, a decrease of $1.5 million, or 0.6%, from total assets at June 30, 2009.  This decrease was attributed primarily a decrease in investment securities as well as an increase in the allowance for loan losses, offset by an increase in loans receivable, net.

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2009 to December 31, 2009 (RESTATED) (continued)

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

Liabilities: At December 31, 2009, the Company’s liabilities totaled $181.3 million, a decrease of $1.1 million, or 0.6%, from total liabilities at June 30, 2009.  The decrease in liabilities was attributed primarily to a $3.3 million, or 8.3%, decrease in Federal Home Loan Bank advances, which decreased to $36.8 million at December 31, 2009.  Approximately $25.0 million in advances will mature within the next twelve months.   Management plans to refinance a portion of its advances utilizing longer-term products at prevailing interest rates, which are lower than the rates currently being paid on the advances.

Shareholders’ Equity:  At December 31, 2009, the Company’s shareholders’ equity totaled $58.1 million, a decrease of $410,000 or 0.7% from the June 30, 2009 total.  The primary reasons for the decline were the net loss for the six months of $147,000 and dividends paid of $567,000.

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

During the course of our external audit for the fiscal year ended June 30, 2010, our external auditors identified an adjustment related to the carrying amount of our deferred tax assets/liabilities, as well as additional income tax due on excess distribution of dividends from a subsidiary bank to its parent, which resulted in distribution of thrift reserves.  Based on our assessment and the foregoing criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2009.

In connection with the above evaluation of our disclosure controls and procedures, no change was identified that occurred in the Company’s internal control over financial reporting during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, management has taken remedial steps to address the material weakness described above.  Those steps include revision of procedures related to evaluating deferred tax inventories and income tax expense, as well as the preparation of a schedule of accumulated earnings and profits.

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