Form 10-Q/A
period 2010-03-31
Kentucky First Federal Bancorp
filed 2010-10-06
CIK 1297341

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

Kentucky First Federal Bancorp
Explanatory Note

This amendment to the Quarterly report on Form 10-Q (“Amended Report”) for Kentucky First Federal Bancorp (the “Company”) for the period ended March 31, 2010, is being filed to amend portions of the Company’s Quarterly Report filed on Form 10-Q for the period ended March 31, 2010, which was originally filed with the Securities and Exchange Commission (“SEC”) on May 17, 2010.

The Company amended the June 30, 2009 audited financial statements in the Annual Report on Form 10-K/A filed on September 30, 2010 to reflect certain adjustments to its accrued income tax liability.  The adjustments are more fully described in Notes to Financial Statements, Note 10 Prior Period Adjustment.  The Company is amending the March 31, 2010 unaudited financial statements to reflect the impact of this restatement and its impact on the March 31, 2010 unaudited financial statements and the June 30, 2009 financial statements included in the filing.

The Company is amending Item 1. “Financial Information”, and Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” to reflect the restatement of financial statements in connection with the following adjustment:

The increase of retained earnings by $144,000 from $31.223 million to $31.367 million as of March 31, 2010 to reflect the impact of amending the 2009 Annual report on Form 10-K/A on September 30, 2010.  The restatements also reduced prepaid federal income tax from $298,000 to $218,000 and reduced deferred federal income taxes from $1.384 million to $1.160 million as of March 31, 2010.

In connection with the restatement as described above, the Company has reevaluated the effectiveness of its internal controls over financial reporting and its disclosure controls and procedures accordingly.  See Item 4. “Controls and Procedures” for additional discussion on internal controls.

INDEX

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)
	Restated	Restated
	March 31,	June 30,
	2010	2009
ASSETS

Cash and due from financial institutions	$968	$1,548
Interest-bearing demand deposits	2,438	2,669
Cash and cash equivalents	3,406	4,217

Interest-bearing deposits	100	100
Available-for-sale securities	5,280	5,451
Held-to-maturity securities, at amortized cost- approximate
fair value of $10,596 and $15,317 at March 31, 2010 and June 30,
2009, respectively	10,158	14,999
Loans held for sale	95	230
Loans receivable	193,329	189,609
Allowance for loan losses	(1,689)	(678)
Real estate acquired through foreclosure	110	109
Office premises and equipment, net	2,761	2,844
Federal Home Loan Bank stock	5,641	5,641
Accrued interest receivable	644	750
Bank-owned life insurance	2,490	2,428
Goodwill	14,507	14,507
Other intangible assets, net	251	349
Prepaid federal income taxes	218	—
Prepaid expenses and other assets	974	345

Total assets	$238,275	$240,901

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$144,450	$139,743
Advances from the Federal Home Loan Bank	33,663	40,156
Advances by borrowers for taxes and insurance	163	290
Accrued interest payable	164	189
Accrued federal income taxes	—	147
Deferred federal income taxes	1,160	1,115
Other liabilities	606	723
Total liabilities	180,206	182,363

Commitments and contingencies (Note 8)	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value;
8,596,064 shares issued and outstanding	86	86
Additional paid-in capital	36,568	36,223
Retained earnings	31,367	32,074
Shares acquired by stock benefit plans	(2,415)	(2,557)
Treasury shares at cost, 745,530 and 728,930 common shares at
March 31, 2010 and June 30, 2009, respectively	(7,560)	(7,379)
Accumulated other comprehensive income	23	91
Total shareholders’ equity	58,069	58,538

Total liabilities and shareholders’ equity	$238,275	$240,901

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

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(In thousands)
	Nine months ended
	March 31,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$360	$360

Interest on deposits and borrowings	$4,190	$4,887

Transfers from loans to real estate acquired
through foreclosure, net	$261	$86

Loans made on sale of real estate acquired
through foreclosure	$146	$-

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

The FASB issued new accounting guidance under Accounting Standards Update (ASU) No. 2010-06 that requires new disclosures and clarifies existing disclosure requirements about fair value measurement as set forth in ASC Subtopic 820-10.  The objective of the new guidance is to improve these disclosures and increase transparency in financial reporting.  Specifically, the new guidance rquires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers.  It also requires in the reconciliation for fair value measurements using significant unobservable inputs, separate presentation of information about purchases, sales, issuances and settlements.  In addition, the guidance clarifies the requirements of the following existing disclosures:

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010
		(in thousands)
Description	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,030	$-	$5,030	$-
Agency residential mortgage-backed securities	250	-	250	-
Totals	$5,280	$-	$5,280	$-

		Fair Value Measurements at June 30, 2009
		(in thousands)
Description	Fair Value	Quotes Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Available-for-sale securities:
U.S. Government and federal agency	$5,136	$-	$5,136	$-
Agency residential mortgage-backed securities	315	-	315	-
Totals	$5,451	$-	$5,451	$-

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Nine- and three-months ended March 31, 2010 and 2009
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010
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

Consolidated Balance Sheets	Restated	Previously Reported	Effect of Change
March 31, 2010:
Prepaid federal income taxes	$218	$298	$(80)
Total assets	238,275	238,355	(80)
Deferred federal income taxes	1,160	1,384	(224)
Total liabilities	180,206	180,430	(224)
Retained earnings	31,367	31,223	144
Total shareholders’ equity	58,069	57,925	144
Total liabilities and shareholders’ equity	238,275	238,355	(80)

June 30, 2009:
Accrued federal income taxes	147	67	80
Deferred federal income taxes	1,115	1,339	(224)
Total liabilities	182,363	182,507	(144)
Retained earnings	32,074	31,930	144
Total shareholders’ equity	58,538	58,394	144

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

Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010 (RESTATED)

Assets:  At March 31, 2010, the Company’s assets totaled $238.3 million, a decrease of $2.6 million, or 1.1%, from total assets at June 30, 2009.  This decrease was attributed primarily a decrease in investment securities as well as an increase in the allowance for loan losses, offset by an increase in loans receivable, net.

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010 (RESTATED) (continued)

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

Liabilities: At March 31, 2010, the Company’s liabilities totaled $180.2 million, a decrease of $2.2 million, or 1.2%, from total liabilities at June 30, 2009.  The decrease in liabilities was attributed primarily to a $6.5 million, or 16.2%, decrease in Federal Home Loan Bank advances, which decreased to $33.7 million at March 31, 2010, while  deposits increased $4.7 million or 3.4% to $144.5 million at March 31, 2010.  Approximately $20.0 million in advances will mature within the next twelve months.   Management plans to refinance a portion of its advances utilizing longer-term products at prevailing interest rates, which are lower than the rates currently being paid on the advances.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2009 to March 31, 2010 (RESTATED) (continued)

Shareholders’ Equity:  At March 31, 2010, the Company’s shareholders’ equity totaled $58.1 million, a decrease of $469,000 or 0.8% from the June 30, 2009 total.  The primary reason for the decline was the payment of dividends of $862,000, which exceeded net income for the nine months, and the repurchase of the Company’s stock.  The Company purchased 21,600 shares of its own common stock for $235,000.

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

During the course of our external audit for the fiscal year ended June 30, 2010, our external auditors identified an adjustment related to the carrying amount of our deferred tax assets/liabilities, as well as additional income tax due on excess distribution of dividends from a subsidiary bank to its parent, which resulted in distribution of thrift reserves.  Based on our assessment and the foregoing criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2010.

In connection with the above evaluation of our disclosure controls and procedures, no change was identified that occurred in the Company’s internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  However, management has taken remedial steps to address the material weakness described above.  Those steps include revision of procedures related to evaluating deferred tax inventories and income tax expense, as well as the preparation of a schedule of accumulated earnings and profits.

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