Form 10-K
period 2010-06-30
Kentucky First Federal Bancorp
filed 2010-10-06
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2010
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the common stock held by nonaffiliates was $24.9 million as of June 30, 2010.

Number of shares of common stock outstanding as of September 20, 2010:  7,789,689

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.      Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2010. (Part II)
2.      Portions of Proxy Statement for the 2010 Annual Meeting of Stockholders.  (Part III)

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

Kentucky First’s and First Federal of Hazard’s executive offices are located at 479 Main Street, Hazard, Kentucky, 41702 and the telephone number for investor relations is (888) 818-3372.

At June 30, 2010, Kentucky First had total assets of $236.9 million, deposits of $145.0 million and stockholders’ equity of $57.7 million.  The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960.  First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky.  It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate.  To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Frankfort.  At June 30, 2010, First Federal of Hazard had total assets of $105.9 million, net loans of $77.9 million, total mortgage-backed and other securities of $9.4 million, deposits of $77.2 million and total capital of $18.6 million.

First Federal Savings Bank of Frankfort.  First Federal of Frankfort is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Anderson, Scott, Shelby, Woodford and other counties in Kentucky.  First Federal of Frankfort also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property.  At June 30, 2010, First Federal of Frankfort had total assets of $138.6 million, net loans of $110.6 million, deposits of $79.6 million and total capital of $32.4 million.

First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Frankfort operate in two distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky.  The economy in its market area has been distressed in recent years.   The local economy depends on the coal industry and other industries, such as health care and manufacturing.  Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States.  In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $28,023 in 2008, compared to personal income of $31,936 in Kentucky and $40,166 in the United States.  Total population in Perry County has remained stable over the last five years at approximately 30,000.  However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the trade, transportation and utilities industry (18.4%), the mining industry (16.0%), and the services sector, including health care (15.7%).   During the last five years, the unemployment rate has been 6.8% or higher, and in June 2010, was 10.9%, compared to 10.0% in Kentucky and 9.5% in the United States.

First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending originated on properties located in Franklin County.  Franklin County has a population of approximately 49,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky.  The primary employer in the area is the state government, which employs about 47% of the work force.  In addition, there are several large industrial, financial and government employers in the community.  Despite this large, relatively stable source of employment, the unemployment rate was 8.7% in June 2010 after having experienced an unemployment rate which had ranged from 4.7 to 9% in prior years.

Lending Activities

General.  Our loan portfolio consists primarily of one- to four-family residential mortgage loans.  As opportunities arise, we also offer loans secured by churches, commercial real estate, and multi-family real estate.  We also offer loans secured by deposit accounts and, through First Federal of Frankfort, home equity loans.  Substantially all of our loans are made within the Banks’ respective market areas.

Residential Mortgage Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas.  At June 30, 2010, residential mortgage loans totaled $174.4 million, or 90.4% of our total loan portfolio.  We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 40 years.  Adjustable-rate loans have an initial fixed term of one, three, five or seven years.  After the initial term, the rate adjustments on First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes.  The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions.  Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2010, the Company’s loan portfolio included $114.5 million in adjustable-rate one- to four-family residential mortgage loans, or 69.0%, of the Company’s one- to four-family residential mortgage loan portfolio.

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

Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property.  On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale.  At June 30, 2010, construction loans totaled $1.9 million, or 0.9%, of our total loan portfolio.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value.  Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family and Nonresidential Loans.  As opportunities arise, we offer mortgage loans secured by multi-family (residential property comprised of five or more units) or nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes.  At June 30, 2010, multi-family and nonresidential loans totaled $6.7 million and $10.9 million, respectively, or 3.5% and 5.7%, respectively, of our total loan portfolio.  We originate multi-family and nonresidential real estate loans for terms of generally 25 years or less.  Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Consumer Lending.  Our consumer loans include home equity lines of credit and loans secured by savings deposits.  At June 30, 2010, our consumer loan balance totaled $7.6 million, or 3.9%, of our total loan portfolio.  Of the consumer loan balance at June 30, 2010, $4.8 million were home equity loans and $2.8 million were loans secured by savings deposits.

Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate and have terms of up to 10 years.  Most of First Federal of Frankfort’s home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage.  First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers.  These loans are not secured by private mortgage insurance.  First Federal of Frankfort’s home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due.  First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%.  Interest rates on these loans can be adjusted monthly.  At June 30, 2010, the total outstanding home equity loans amounted to 2.5% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance.  The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan.  At June 30, 2010, loans on savings accounts totaled 1.4% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in our case, since all of our consumer loans are secured loans.

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents.  We currently do not purchase loans.  First Federal of Frankfort sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”).  We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans.  At June 30, 2010, $12.8 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

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

Loans to One Borrower.  The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses.  At June 30, 2010, the regulatory limit on loans to one borrower was $2.9 million for First Federal of Hazard and $2.7 million for First Federal of Frankfort.  Neither of the banks had lending relationships in excess of their respective lending limits.  However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability.  As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted.  At June 30, 2010, no commitment losses were reflected in a separate liability.

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

At June 30, 2010, our investment portfolio consisted primarily of residential mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less.  The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Frankfort owns several Bank Owned Life Insurance policies totaling $2.5 million at June 30, 2010.  The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Frankfort’s defined benefit retirement plan and First Federal of Frankfort’s health insurance plan.  The lives of certain key Bank employees are insured, and First Federal of Frankfort is the sole beneficiary and will receive any benefits upon the employee’s death.  The policies were purchased from four highly-rated life insurance companies.  The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Frankfort.  The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis.  The growth of the value of the asset will be recorded as other operating income.  Management does not foresee any expense associated with the plan.  Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes.  Under such limitations, as of June 30, 2010, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $3.2 million and $4.2 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2009, First Federal of Hazard had a deposit market share of 13.8% in Perry County.  Its largest competitors, Peoples Bank & Trust Company of Hazard (approximately $282.3 million in assets), Community Trust Bank, Inc. (approximately $3.2 billion in assets) and 1st Trust Bank (approximately $115.5 million in assets), have Perry County deposit market shares of 43.6%, 17.1% and 15.5%, respectively.  First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Frankfort’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments.  First Federal of Frankfort principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff.  According to the FDIC, at June 30, 2009, First Federal of Frankfort had a deposit market share of 7.4%.  Its largest competitors for depositors are the Farmers Bank and Capital Trust ($828.1 million in assets) at a 49.0% market share, Mainsource Bank ($2.8 billion in assets) at 9.2%, Whitaker Bank ($1.6 billion in assets) at 13.2%, Fifth Third Bank ($110.0 billion in assets) at 6.2%, and Republic Bank ($3.0 billion in assets) at 5.1%.   The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($898 million in assets) and the Kentucky Employees Credit Union ($56 million in assets).  First Federal of Frankfort competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies.  First Federal of Frankfort principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers.  In addition, First Federal of Frankfort believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.  Despite First Federal of Frankfort’s small size relative to the many and various other depository and lending institutions in its market area, First Federal of Frankfort usually ranks first with respect to the origination of single-family purchase mortgages made on properties located in Franklin County.  Nevertheless, the level of competition in First Federal of Frankfort’s market area has limited, to a certain extent, the lending opportunities in its market area.

Personnel
At June 30, 2010, we had 38 full-time employees and two part-time employees, none of whom is represented by a collective bargaining unit.  We believe our relationship with our employees is good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) makes extensive changes in the regulation of federal savings banks such as First Federal of Hazard and First Federal of Frankfort.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be eliminated.  Responsibility for the supervision and regulation of federal savings banks will be transferred to the Office of the Comptroller of the Currency, which is the agency that is currently primarily responsible for the regulation and supervision of national banks.  The Office of the Comptroller of the Currency will assume responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. The transfer of regulatory functions will take place over a transition period of up to one year from the enactment date of July 21, 2010 (subject to a possible six month extension).  Over the same transition period, responsibility for the regulation and supervision of savings and loan holding companies will be transferred to the Federal Reserve Board, which currently supervises bank holding companies.  Additionally, the Dodd-Frank Act creates a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau will assume responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and will have authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as First Federal of Hazard and First Federal of Frankfort, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator.

As part of the Dodd-Frank Act regulatory restructuring, the Office of Thrift Supervision’s authority over savings and loan holding companies, such as Kentucky First and First Federal MHC, will be transferred to the Federal Reserve Board, which is the agency that regulates and supervises bank holding companies.

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

The Office of Thrift Supervision also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At June 30, 2010, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act subjects violations of the qualified thrift lender test requirements to possible enforcement action for violation of law.

At June 30, 2010, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors.  However, that act contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, First Federal of Hazard’s and First Federal of Frankfort’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The law restricts both the individual and aggregate amount of loans First Federal of Hazard and First Federal of Frankfort may make to insiders based, in part, on First Federal of Hazard’s and First Federal of Frankfort’s respective capital positions and requires certain board approval procedures to be followed.  Such loans must be made on terms, including rates and collateral, substantially the same as those offered to unaffiliated individuals prevailing at the time for comparable loans with persons not related to the lender and not involve more than the normal risk of repayment.  There are additional restrictions applicable to loans to executive officers.

Enforcement.  The Office of Thrift Supervision has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to appointment of a receiver or conservator or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of Thrift Supervision that enforcement action to be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.  The Office of the Comptroller of the Currency will assume the Office of Thrift Supervision’s enforcement authority over federal savings banks as part of the Dodd-Frank Act regulatory restructuring.

Assessments.  Federal savings banks are required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, as reported in the institution’s latest quarterly thrift financial report, its financial condition and the complexity of its portfolio.  The Office of the Comptroller of the Currency similarly assesses its regulated institutions to fund its operations.

Insurance of Deposit Accounts.

Insurance of Deposit Accounts.  The deposits of both First Federal of Hazard and First Federal of Frankfort are insured up to applicable limits by the Deposit Insurance Fund of the Federal Deposit Insurance Corporation’s. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. Effective April 1, 2009, assessment rates range from seven to 77.5 basis points. The Dodd-Frank Act requires the FDIC to amend its procedures to base assessments on total assets less tangible equity rather than deposits.  It is uncertain how quickly that will occur.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

The FDIC imposed on all insured institutions a special emergency assessment of five basis points of total assets minus Tier 1 capital, as of June 30, 2009 (capped at ten basis points of an institution’s deposit assessment base), in order to cover losses to the Deposit Insurance Fund. That special assessment was collected on September 30, 2009.  The FDIC provided for similar assessments during the final two quarters of calendar year 2009, if deemed necessary. However, in lieu of further special assessments, the Federal Deposit Insurance Corporation required insured institutions to prepay estimated quarterly risk-based assessments for the fourth quarter of 2009 through the fourth quarter of 2012. The estimated assessments, which include an assumed annual assessment base increase of 5%, were recorded as a prepaid expense asset as of December 30, 2009. As of December 31, 2009, and each quarter thereafter, a charge to earnings will be recorded for each regular assessment with an offsetting credit to the prepaid asset.

Due to the recent difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  The Bank and the Company made the business decision to decline participation in both programs.  The Dodd-Frank Act adopted unlimited coverage for certain non-interest bearing transactions accounts for January 1, 2011 through December 31, 2012, with no apparent opt out option.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended June 30, 2010 averaged 1.04 basis points of assessable deposits.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits.  The FDIC must seek to achieve the 1.35% ratio by September 30, 2020.  Insured institutions with assets of $10 billion or more are supposed to fund the increase.  The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the FDIC.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks. Management cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of Thrift Supervision (or the Office of the Comptroller of the Currency after the Dodd-Frank Act regulatory restructuring).  Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2010, of $2.1 million and $3.5 million, respectively.

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

As part of the Dodd-Frank Act regulatory restructuring, the responsibility for regulating and supervising savings and loan holding companies will be transferred to the Federal Reserve Board.

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

Capital Requirements.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

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

Waivers of Dividends by First Federal MHC.  Office of Thrift Supervision regulations require First Federal MHC to notify the Office of Thrift Supervision if it proposes to waive receipt of our dividends from Kentucky First.  The Office of Thrift Supervision reviews dividend waiver notices on a case-by-case basis, and, in general, does not object to any such waiver if: (i) the waiver would not be detrimental to the safe and sound operation of the savings association; and (ii) the mutual holding company’s board of directors determines that such waiver is consistent with such directors’ fiduciary duties to the mutual holding company’s members. The Office of Thrift Supervision will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form.  Kentucky First has been granted such a waiver.  Dividends paid to shareholders on November 23, 2009, February 22, May 24 and August 23, 2010 were waived by First Federal MHC.

The Dodd-Frank Act addresses the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.

Conversion of First Federal MHC to Stock Form.  Office of Thrift Supervision regulations permit First Federal MHC to convert from the mutual form of organization to the capital stock form of organization.  In a conversion transaction, a new holding company would be formed as successor to First Federal MHC, its corporate existence would end, and certain depositors would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than First Federal MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than First Federal MHC own the same percentage of common stock in the new holding company as they owned in us immediately before conversion. Under Office of Thrift Supervision regulations, stockholders other than First Federal MHC would not be diluted because of any dividends waived by First Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio), in the event First Federal MHC converts to stock form. The total number of shares held by stockholders other than First Federal MHC after a conversion transaction also would be increased by any purchases by stockholders other than First Federal MHC in the stock offering conducted as part of the conversion transaction.

The Dodd-Frank Act provides that waived dividends will also not be considered in determining the appropriate exchange ratio after the transfer of responsibilities to the Federal Reserve Board for provided that the mutual holding company involved was formed, engaged in a minority offering and waived dividends prior to December 1, 2009.  First Federal MHC was formed, engaged, in a minority stock offering and waived dividends prior to December 1, 2009.

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

Financial Reform Legislation.  On July 21, 2010, President Obama signed the Dodd-Frank Act.  In addition to eliminating the Office of Thrift Supervision and creating the Consumer Financial Protection Bureau, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for the Banks and the Company.

Federal and State Taxation

General.  We report our income on a fiscal year basis using the accrual method of accounting.

Federal Taxation.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns are being examined for the tax year ended June 30, 2006 (tax year 2005) and are subject to examination for years 2005 and later.   For the 2010 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34.0%.

For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method.  Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves.  First Federal of Hazard did not qualify for such favorable tax treatment for any years through 1996.  Approximately $5.2 million of First Federal of Frankfort First’s accumulated bad debt reserves would not be recaptured into taxable income unless Frankfort First makes a “non-dividend distribution” to Kentucky First as described below.

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

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal of Frankfort makes a non-dividend distribution to us, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Federal of Frankfort inadvertently made such a distribution in fiscal 2009, but does not intend to pay dividends in the future that would result in a recapture of any portion of its bad debt reserves.

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

We intend to efficiently utilize excess liquidity at either Bank or Kentucky First by buying and selling whole loans or participations in loans between First Federal of Hazard and First Federal of Frankfort, with the originating bank retaining servicing of any loans sold, or by making deposits into accounts at either bank, subject to regulatory limitations, in order to maximize the potential earnings of each bank.  This strategy will not succeed if we do not maintain sufficient loan demand at First Federal of Frankfort or sufficient deposit growth and retention at First Federal of Hazard.  At June 30, 2010, Frankfort First had total real estate loans of $105.6 million, compared to $98.5 million at June 30, 2009, an increase of approximately $7.1 million, or 7.2%.  Loans sold by First Federal of Frankfort to First Federal of Hazard were $53.2 million and $62.2 million at June 30, 2010 and 2009, respectively.  At June 30, 2010, First Federal of Hazard had total deposits of $77.2 million, compared to total deposits of $77.7 million at June 30, 2009, a decrease of $500,000, or 0.6%.  There can be no assurance as to if or when this strategy can be accomplished.  In an attempt to increase the overall interest rate spread of the combined company, management may adopt strategies that result in decreases in the assets and/or liabilities of either or both Banks.

Rising interest rates may hurt our profits and asset values.

If interest rates rise, our net interest income would likely decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities,  increases more quickly than interest income earned on interest-earning assets, such as loans and investments.   In addition, a continuation of rising interest rates may hurt our income because of reduced demand for new loans, the demand for refinancing loans and the interest and fee income earned on new loans and refinancings.  At June 30, 2010, in the event of an instantaneous and permanent 200 basis point increase in interest rates, our net portfolio value, which represents the discounted present value of the difference between incoming cash flows on interest-earning and other assets and outgoing cash flows on interest-bearing liabilities, would be expected to increase by approximately 2%.  While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

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

FDIC insurance assessments increased significantly during the fiscal year ended June 30, 2010, and we expect to pay higher FDIC premiums in the future.  See “Insurance of Deposit Accounts.”  Higher recurring premiums assessed by the FDIC and any additional emergency special assessments imposed by the FDIC will further hurt the Company's earnings.

A larger percentage of our loans are collateralized by real estate and further disruptions in the real estate market may result in losses and hurt our earnings.

Approximately 96.1% of our loan portfolio at June 30, 2010 was comprised of loans collateralized by real estate.  The declining economic conditions have caused a decrease in demand for real estate, which has resulted in an erosion of some real estate values in our markets.  Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”).  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in First Federal of Hazard or First Federal of Frankfort that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

We expect that our return on equity will be low compared to other companies as a result of our high level of capital.

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2010, our return on average equity was 0.73%.  We also intend to continue managing excess capital through our stock repurchase program, which has been successful, given relatively low market prices of the Company’s common stock.  However, this program could be curtailed or rendered less effective if the market price of our stock increases, or if the Company’s liquid funds are deployed elsewhere.  Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained.  Consequently, you should not expect a competitive return on average equity in the near future.  Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through four offices.  The following table sets forth certain information relating to our offices at June 30, 2010.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2010	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office:	1960	Owned	$172	15,000
479 Main Street Hazard, Kentucky 41701

First Federal of Frankfort Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	1,273	14,000

East Branch 1980 Versailles Road Frankfort, Kentucky 40601	2005	Owned	516	1,800

West Branch 1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	509	2,480

The net book value of our investment in premises and equipment was $2.7 million at June 30, 2010.  See Note E of Notes to Consolidated Financial Statements.

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

Item 4.  [Removed and reserved]

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2010 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)  Not applicable.

(c)  The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2010.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2010 Beginning date: April 1 Ending date: April 30	—	$—	—	20,900

May 2010 Beginning date: May 1 Ending date: May 31	10,000	$9.86	10,000	10,900

June 2010 Beginning date: June 1 Ending date: June 30	32,500	$9.56	32,500	117,500

Total	42,500	$9.63	42,500

(1)	On May 14, 2010, the Company announced a program (its seventh) to repurchase up to 150,000 shares of its Common Stock. It is estimated that this program will be completed within one year.

Item 6.  Selected Financial Data

This item is not applicable, as the Company is a smaller reporting company.

 Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable, as the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Selected Financial Data, which are listed under Item 15 herein, are included in the Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2010, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, management concluded that disclosure controls and procedures as of June 30, 2010, were not effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Management’s responsibilities related to establishing and maintaining effective disclosure controls and procedures including maintaining effective internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States.  As disclosed in the Report on Management’s Assessment of Internal Control Over Financial Reporting of this Annual Report, we assessed our system of internal control over financial reporting as of June 30, 2010, in relation to criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, we believe that, as of June 30, 2010, our system of internal control over financial reporting was not operating effectively as it relates to certain internal controls related to the income tax function.

We have a matter that has been classified as a material weakness in internal control over financial reporting as of June 30, 2010.

The Public Accounting Oversight Board’s Auditing Standard No. 5 has defined a material weakness as “a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

During the conduct of our annual audit, Crowe Horwath LLP (“Crowe”), our registered independent public accounting firm, identified a matter as they conducted audit work.  This matter related to the accuracy of our deferred income tax assets and liabilities.  Based on the evaluation by our Chief Executive Officer and our Chief Financial Officer, they concluded that our disclosure controls and procedures related to income tax were not effective as of June 30, 2010.  Specifically, at issue was the carrying amount of the deferred tax liability and the distribution of dividends from one of the Company’s thrift subsidiaries to its parent in excess of accumulated earnings and profits, which resulted in distribution of thrift reserves, which is a taxable event.  The issues were identified after discussions with Crowe and resulted in the restatement of retained earnings at July 1, 2007, and the restatement of net income for the fiscal year ended June 30, 2009.  Retained earnings was increased by $224,000 at July 1, 2007, while net income for the fiscal year ended June 30, 2009, was reduced by $80,000, the additional tax resulting from the excess distribution of thrift reserves.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.

To remediate the material weakness described above and enhance our internal controls over financial reporting, management has initiated the following significant changes:

•	Revised our procedures related to income tax preparation and financial reporting to include updating a schedule of accumulated earnings and profits.

Notwithstanding the evaluation and initiation of these remediation actions, the identified significant material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2010.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	325,800	$10.10	95,416

Equity compensation plans not approved by security holders	—	—	—

Total	325,800	$10.10	95,416

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2010 and 2009
Consolidated Statements of Income for the Years Ended June 30, 2010 and 2009
Consolidated Statements of Comprehensive Income for the Years Ended
       June 30, 2010 and 2009
Consolidated Statements of Shareholders’ Equity for the Years Ended
       June 30, 2010 and 2009
Consolidated Statements of Cash Flows for the Years Ended June 30, 2010 and 2009
Notes to Consolidated Financial Statements

(2)
Financial Statement Schedules.  All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[2]	Employment Agreement between Kentucky First Federal Bancorp and Tony D. Whitaker, as amended†
10.2[2]	Employment Agreement between First Federal Savings and Loan Association of Hazard and Tony D. Whitaker, as amended†
10.3[2]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.4[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Don D. Jennings, as amended†
10.5[2]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.6[2]	Employment Agreement between First Federal Savings Bank of Frankfort and R. Clay Hulette, as amended†
10.7[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl, as amended†
10.8[2]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.9[2]	Amended and Restated First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan†
10.10[2]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.11[3]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.12[4]	Form of Restricted Stock Award Agreement†
10.13[4]	Form of Incentive Stock Option Award Agreement†
10.14[4]	Form of Non-Statutory Option Award Agreement†

13	Annual Report to Stockholders for the year ended June 30, 2010
21	Subsidiaries
23.1	Consent of Crowe Horwath LLP
23.2	Consent of BKD LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

KENTUCKY FIRST FEDERAL BANCORP

October 6, 2010	By:	/s/ Tony D. Whitaker
Tony D. Whitaker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony D. Whitaker	October 6, 2010
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Clay Hulette	October 6, 2010
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Don D. Jennings	October 6, 2010
Don D. Jennings
Director

/s/ Stephen G. Barker	October 6, 2010
Stephen G. Barker
Director

/s/ William D. Gorman	October 6, 2010
William D. Gorman
Director

/s/ Walter G. Ecton, Jr.	October 6, 2010
Walter G. Ecton, Jr.
Director

/s/ David R. Harrod	October 6, 2010
David R. Harrod
Director

/s/ Herman D. Regan, Jr.	October 6, 2010
Herman D. Regan, Jr.
Director