Form 10-Q
period 2010-09-30
Kentucky First Federal Bancorp
filed 2010-11-15
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010
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
Yes     No 

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
Yes ☐  No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 12, 2010, the latest practicable date, the Corporation had 7,745,703 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	September 30,	June 30,
ASSETS	2010	2010

Cash and due from financial institutions	$1,016	$1,118
Interest-bearing demand deposits	7,073	7,244
Cash and cash equivalents	8,089	8,362

Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	244	246
Securities held-to-maturity, at amortized cost- approximate	8,821	9,435
fair value of $9,368 and $10,026 at September 30, and
June 30, 2010, respectively
Loans held for sale	589	370
Loans	192,180	192,153
Allowance for loan and lease losses	(1,519)	(1,535)
Real estate owned, net	820	748
Premises and equipment, net	2,701	2,731
Federal Home Loan Bank stock	5,641	5,641
Accrued interest receivable	511	518
Bank-owned life insurance	2,541	2,518
Goodwill	14,507	14,507
Other intangible assets	185	218
Prepaid FDIC assessments	492	542
Prepaid expenses and other assets	389	385
Total assets	$236,291	$236,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$144,648	$144,969
Federal Home Loan Bank advances	31,293	32,009
Advances by borrowers for taxes and insurance	595	335
Accrued interest payable	144	145
Other liabilities	1,920	1,749
Total liabilities	178,600	179,207

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value;
no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value;
8,596,064 shares issued and outstanding	86	86
Additional paid-in capital	36,623	36,597
Retained earnings	31,418	31,363
Unearned employee stock ownership plan (ESOP)	(2,317)	(2,366)
Treasury shares at cost, 806,375 and 745,530 common shares at
September 30, and June 30, 2010, respectively	(8,123)	(7,952)
Accumulated other comprehensive income	4	4
Total shareholders’ equity	57,691	57,732
Total liabilities and shareholders’ equity	$236,291	$236,939

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Three Months Ended
	September 30,
	2010	2009
Interest income
Loans	$2,582	$2,648
Mortgage-backed securities	101	129
Other securities	-	47
Interest-bearing deposits and other	63	70
Total interest income	2,746	2,894

Interest expense
Deposits	739	950
Borrowings	243	416
Total interest expense	982	1,366

Net interest income	1,764	1,528

Provision for loan losses	25	968
Net interest income after provision
for loan losses	1,739	560

Non-interest income
Earnings on bank-owned life insurance	23	23
Gain on sale of loans	28	28
Net gain (loss) on sale of real estate owned	2	(12)
Other	27	28
Total non-interest income	80	67

Non-interest expense
Salaries and employee benefits	798	745
Occupancy and equipment	84	71
Franchise and other taxes	49	46
Data processing	63	54
Federal deposit insurance	54	42
Audit and accounting	38	34
Amortization of intangible assets	33	32
Foreclosure costs	21	--
Legal fees	32	13
Other operating	154	140
Total non-interest expense	1,326	1,177
Income (loss) before income taxes	493	(550)

Income tax expense (benefit)	160	(188)

NET INCOME (LOSS)	$333	$(362)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.04	$(0.05)

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
 (In thousands)

	Three months ended
	September 30,
	2010	2009

Net income (loss)	$333	$(362)

Other comprehensive income (loss), net of tax-related effects:
Unrealized holding gains (losses) on securities available for sale during the year, net of tax (benefit) of $- and $11 during the
respective periods.	-	(22)

Comprehensive income (loss)	$333	$(384)

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Three months ended
	September 30,
	2010	2009

Cash flows from operating activities:
Net income (loss)	$333	$(362)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Amortization of premiums and discounts on investment securities - net	-	--
Depreciation	44	42
Amortization of deferred loan origination (fees) costs	(10)	(1)
Amortization of premiums on FHLB advances	(38)	(113)
Amortization of core deposit intangibles	33	32
Net gain on sale of loans	(28)	(28)
Net loss (gain) on sale of real estate owned	(2)	12
ESOP compensation expense	49	-
Amortization of stock benefit plans and stock options expense	26	141
Earnings on bank-owned life insurance	(23)	(23)
Provision for loan losses	25	968
Origination of loans held for sale	(980)	(1,628)
Proceeds from loans held for sale	789	1,886
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	7	41
Prepaid expenses and other assets	46	(9)
Accrued interest payable	(1)	--
Accounts payable and other liabilities	171	(397)
Net cash provided by operating activities	441	561

Cash flows from investing activities:
Investment securities maturities, prepayments and calls:
Held to maturity	614	3,493
Available for sale	2	44
Loans originated for investment, net of principal collected	(470)	(505)
Proceeds from sale of real estate owned	342	42
Additions to premises and equipment, net	(14)	(15)
Net cash provided by investing activities	474	3,059

Cash flows from financing activities:
Net change in deposits	(321)	1,568
Payments by borrowers for taxes and insurance, net	260	152
Proceeds from Federal Home Loan Bank advances	5,000	1,000
Repayments on Federal Home Loan Bank advances	(5,678)	(7,038)
Dividends paid on common stock	(278)	(283)
Treasury stock repurchases	(171)	--
Net cash used in financing activities	(1,188)	(4,601)

Net increase (decrease) in cash and cash equivalents	(273)	(981)

Beginning cash and cash equivalents	8,362	4,217

Ending cash and cash equivalents	$8,089	$3,236

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(In thousands)

	Three months ended
	September 30,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$100	$200

Interest on deposits and borrowings	$1,021	$1,479

Transfers from loans to real estate acquired
through foreclosure, net	$412	$91

Loans made on sale of real estate acquired
through foreclosure	$61	$--

Capitalization of mortgage servicing rights	$6	$10

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 Three-months ended September 30, 2010 and 2009
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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three-month period ended September 30, 2010, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated balance sheet as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2010 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2010 and 2009
(unaudited)

3.  Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans.  There is no adjustment to net earnings for the calculation of diluted earnings per share.  The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2010	2009

Net income (loss)	$333	$(362)
Less earnings (loss) allocated to unvested shares	4	(2)

Net income (loss) allocated to common shareholders, basis and diluted	$329	$(360)

	Three months ended September 30,
	2010	2009

Basic
Weighted-average common shares including unvested
Common shares outstanding	7,500,847	7,564,579
Less: Weighted-average unvested common shares	25,900	51,800
Weighted-average common shares outstanding	7,474,947	7,512,779

Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,474,947	7,512,779

There were 325,800 and 339,200 stock option shares outstanding for the three-month periods ended September 30, 2010 and 2009, respectively, which were antidilutive for the respective periods

4.  New Accounting Standards

ASC Topic 860, “Transfers and Servicing.”  Effective July 1, 2010, the Company adopted new accounting guidance under ASC Topic 860, which requires more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets.  The guidance eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about continuing involvements with transferred financial assets including information about gains and losses resulting from transfers during the period.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2010 and 2009
(unaudited)

4.  New Accounting Standards (continued)

ASC Topic 810, “Consolidation.”  Effective July 1, 2010, the Company adopted new accounting guidance under ASC Topic 810, which amends prior guidance to change how a reporting entity determines when an entity is insufficiently capitalized or is not controlled through voting (or similar rights) should be consolidated.  The determination of whether a reporting entity is required to consolidate another entity is based on, among other things, the other entity’s purpose and design and the reporting entity’s ability to direct the activities of the other entity that most significantly impact the other entity’s economic performance.  The new guidance requires a number of new disclosures about an entity’s involvement with variable interest entities and any significant changes in risk exposure due to that involvement.  A reporting entity will also be required to disclose how its involvement with a variable interest entity affects the reporting entity’s financial statements.  The adoption of this accounting guidance did not have a material impact on the Company’s consolidated financial position or results of operations.

 5.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities are summarized as follows:

	September 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$238	$7	$(1)	$244

Held-to-maturity Securities
Agency mortgage-backed: residential	$8,821	$547	$-	$9,368

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$240	$7	$(1)	$246

Held-to-maturity Securities
Agency mortgage-backed: residential	$9,435	$591	$-	$10,026

Our securities holdings consist of mortgage-backed securities, which do not have a single maturity date.

There were no sales of investment securities during the fiscal year ended June 30, 2010 or the three-month period ended September 30, 2010.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September, 2010 and 2009
(unaudited)

5.  Investment Securities (continued)

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell.  Management does not believe other-than-temporary impairment is evident.

6.  Loans Receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
	2010	2010
	(In thousands)
Residential real estate
One- to four-family	$163,183	$165,818
Multi-family	8,217	6,689
Construction	1,643	1,916
Nonresidential real estate and land	12,265	10,943
Loans on deposits	2,409	2,754
Consumer and other	5,049	4,802
	192,766	192,922
Less:
Undisbursed portion of loans in process	640	631
Deferred loan origination fees (cost)	(54)	138
Allowance for loan losses	1,519	1,535
	$190,661	$190,618

Individually impaired loans were as follows:

	September 30,	June 30,
	2010	2010
	(In thousands)

Loans with no allocated allowance for loan losses	$1,737	$1,348
Loans with allocated allowance for loan losses	4,957	5,370
Total	$6,694	$6,718

Amount of allowance for loan losses allocated	$865	$904

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2010 and 2009
(unaudited)

6.  Loans Receivable (continued)

Nonperforming loans were as follows:

	September 30,	June 30,
	2010	2010
	(In thousands)

Nonaccrual loans	$6,670	$7,671
Restructured loans	203	--
Loans past due 90 days or more and still accruing	38	112
Total	$6,911	$7,783

Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

7.  Allowance for Loan Losses

The activity in the allowance for loan losses is summarized as follows:

	For the Three Months Ended
	September 30,	September 30,
	2010	2009
	(In thousands)

Beginning balance	$1,535	$678
Provision for losses on loans	25	968
Charge-offs	(41)	(47)

Ending balance	$1,519	$1,599

8.  Commitments

As of September 30, 2010, loan commitments and unused lines of credit totaled $11.4 million, including $640,000 in undisbursed construction loans, $1.9 million in one- to four-family mortgage loans and $8.9 million in lines of credit secured by equity in real property.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2010 and 2009
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

Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy.  If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics.  Level 2 securities include agency mortgage-backed securities.

Impaired Loans

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent independent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the appraisers to adjust for difference between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Independent appraisals for collateral-dependendent loans are updated periodically (usually every 9-12 months).

Financial assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2010
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$244	$-	$244	$-

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2010 and 2009
(unaudited)

9.  Disclosures About Fair Value of Assets and Liabilities (continued)

Fair Value Measurements at June 30, 2010
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$246	$-	$246	$-

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2010
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,092	$-	$-	$4,092

Impaired loans with allocated allowance for loan losses had a carrying amount of $5.0 million and a specific valuation allowance of $865,000 at September 30, 2010.  A specific allowance provision of $21,000 was made for the three month period ended September 30, 2010.

Fair Value Measurements at June 30, 2010
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Fair Value	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,466	$-	$-	$4,466

Impaired loans, which are measured for impairment using the fair value of this collateral for collateral-dependent loans, with allocated allowance for loan losses had a carrying amount of $5.4 million with a valuation allowance of $904,000 at June 30,2010.

The following disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value.  For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Three-months ended September 30, 2010 and 2009
(unaudited)

9.   Disclosures About Fair Value of Assets and Liabilities (continued)

The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows.  Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value at September 30, 2010 and June 30, 2010:

Cash and cash equivalents and interest-bearing deposits:  The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

Held-to-maturity securities: For held-to-maturity securities, fair value is estimated by using pricing models, quoted price of securities with similar characteristics, which is level 2 pricing.

Loans held for sale: Loans originated and intended for sale in the secondary market are determined by FHLB pricing schedules.

Loans:  The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate.  These loan categories were further delineated into fixed-rate and adjustable-rate loans.  The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality.  For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values.

Federal Home Loan Bank stock: It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability.

Accrued interest receivable: The carrying amount is the estimated fair value.

Deposits:  The fair value of NOW accounts, passbook accounts, and money market deposits are deemed to approximate the amount payable on demand.  Fair values for fixed-rate certificates of deposit have been estimated using a discounted cash flow calculation using the interest rates currently offered for deposits of similar remaining maturities.

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

Three-months ended September 30, 2010 and 2009
(unaudited)

9.  Disclosures About Fair Value of Assets and Liabilities (continued)

Commitments to extend credit:  For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  The fair value of outstanding loan commitments at September 30, 2010 and June 30, 2010, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2010 and June 30, 2010 are as follows:

	September 30, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In Thousands)
Financial assets
Cash and cash equivalents	$8,089	$8,089	$8,362	$8,362
Interest-earning deposits	100	100	100	100
Available-for-sale securities	244	244	246	246
Held-to-maturity securities	8,821	9,368	9,435	10,026
Loans held for sale	589	602	370	383
Loans receivable - net	190,661	197,801	190,618	198,203
Federal Home Loan Bank stock	5,641	n/a	5,641	n/a
Accrued interest receivable	511	511	518	518

Financial liabilities
Deposits	$144,648	$146,769	$144,969	$147,280
Advances from the Federal Home Loan Bank	31,293	30,450	32,009	30,590
Advances by borrowers for taxes and insurance	595	595	335	335
Accrued interest payable	144	144	145	145

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements.  Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended September 30, 2010 and 2009, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2010			2009
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$192,549	$2,582	5.36%	$190,458	$2,648	5.56%
Mortgage-backed securities	9,463	101	4.27	12,079	129	4.27
Other securities	--	--	--	5,476	47	3.43
Other interest-earning assets	14,060	63	1.79	9,674	70	2.89
Total interest-earning assets	216,072	2,746	5.08	217,687	2,894	5.32

Less: Allowance for loan losses	(1,532)			(678)
Non-interest-earning assets	22,836			21,025
Total assets	$237,376			$238,034

Interest-bearing liabilities:
Demand deposits	$13,091	$26	0.79%	$11,584	$33	1.14%
Savings	29,563	74	1.00	29,716	75	1.01
Certificates of deposit	101,277	639	2.52	98,815	842	3.41
Total deposits	143,931	739	2.05	140,115	950	2.71
Borrowings	32,537	243	2.99	35,879	416	4.64
Total interest-bearing liabilities	176,468	982	2.23	175,994	1,366	3.11

Noninterest-Bearing demand deposits	1,088			983
Noninterest-bearing liabilities	3,416			2,850
Total liabilities	179,884			179,827

Shareholders’ equity	57,492			58,207
Total liabilities and shareholders’ equity	$237,376			$238,034
Net interest income/average yield		$1,764	2.85%		$1,528	2.21%
Net interest margin			3.27%			2.81%
Average interest-earning assets to average interest-bearing liabilities			122.44%			123.69%

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2010 to September 30, 2010

Assets:  At September 30, 2010, the Company’s assets totaled $236.3 million, a decrease of $648,000, or 0.3%, from total assets at June 30, 2010.  This decrease was attributed primarily a decrease in investment securities and cash and equivalents.

Cash and cash equivalents: Cash and cash equivalents decreased by $273,000 to $8.1 million at September 30, 2010.  It is management’s intention to continue deploying excess liquidity into mortgage loans to the extent possible, while maintaining adequate liquidity at all times.

Loans:  Loans receivable, net, increased by $43,000 or 0.02% to $190.7 million at September 30, 2010, despite a $25,000 provision for allowance for loan losses during the quarter.  Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Loans:  At September 30, 2010, the Company had non-performing loans of approximately $6.9 million, or 3.60% of total loans, compared to $7.8 million or 4.05%, of total loans at June 30, 2010.  At September 30, 2010, the Company’s allowance for loan losses of $1.5 million represented 21.98% of nonperforming loans and 0.79% of total loans compared to a similar allowance balance of $1.5 million at June 30, 2010, representing 19.72% of nonperforming loans and 0.8% of total loans.

The Company had $7.4 million in assets classified as substandard for regulatory purposes at September 30, 2010, including loans and real estate acquired through foreclosure (“REO”).  Classified assets as a percentage of net loans was 3.9% and 4.3% at September 30, 2010 and June 30, 2010, respectively.  REO at September 30, 2010, included six single-family homes and one 8-plex with an aggregate carrying value of $820,000.  All substandard loans were secured by residential property on which the banks have priority lien position.  The table below summarizes substandard loans at September 30, 2010:

	Number
	of	Carrying
	Loans	Value

1-4 family, owner occupied	32	$1,880
1-4 family, non-owner occupied	22	4,856
Multi-family, non-owner occupied	1	667
Total substandard loans	55	$7,403

Included in classified loans is one credit relationship which was determined to be impaired during the three-month period ended September 30, 2009.  Since that time foreclosure action has been commenced against the borrower and for the three months ended September 30, 2010, the Company has been overseeing the rental units under its assignment of rents.  At September 30, 2010, loans to this borrower totaled $4.7 million, which had been written down to their estimated fair value of $3.8 million and have underlying collateral of 1-4 family residential rental units.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2010 to September 30, 2010 (continued)

At September 30 2010, the Company had $184,000 of loans classified as special mention compared to $269,000 at June 30, 2010.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.  At September 30, 2010, no loans were classified as doubtful or loss for regulatory purposes.

Investment and Mortgage-Backed Securities:  At September 30, 2010, the Company’s investment and mortgage-backed securities had decreased $616,000 or 6.4% to $9.1 million.

Liabilities: At September 30, 2010, the Company’s liabilities totaled $178.6 million, a decrease of $607,000, or 0.3%, from total liabilities at June 30, 2010.  The decrease in liabilities was attributed primarily to a $716,000, or 2.2%, decrease in Federal Home Loan Bank advances, which decreased to $31.3 million at September 30, 2010, while  deposits decreased $321,000 or 0.2% to $144.6 million at September 30, 2010.  Approximately $6.9 million in FHLB advances will mature within the next twelve months.   Management plans to refinance a portion of its advances utilizing longer-term products at prevailing interest rates, which are lower than the rates currently being paid on the advances.

Shareholders’ Equity:  At September 30, 2010, the Company’s shareholders’ equity totaled $57.7 million, a decrease of $41,000 or 0.1% from the June 30, 2010 total.  The primary reason for the decline was the repurchase of the Company’s stock.  The Company purchased 20,000 shares of its own common stock for $171,000.

The Company paid a dividend of $278,000 or 83.4% of net income for the quarter just ended.  First Federal MHC has waived its right to dividends on its common shares of the Company.  The Company believes that a strong dividend is appropriate in light of the high level of capital that both banks now have.  At September 30, 2010, capital on a consolidated basis and at each of the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth.  Management believes that a relatively high dividend yield is beneficial in that it makes the Company’s stock attractive in the market and helps in the retention of long-term investors.  Management cannot speculate on future dividend levels.  Various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared.  However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009

General

Net income totaled $333,000 for the three months ended September 30, 2010, an increase of $695,000 from the net loss of $362,000 for the same period in 2009.  The increase was primarily attributable to a decrease of $943,000 in the provision for loan loss from $968,000 for the prior year period to $25,000 during the current period.  Also contributing to the increase in net income was an increase in net interest income from period to period.

Net Interest Income

Net interest income increased $236,000 or 15.4% to $1.8 million for the three month period ended September 30, 2010, compared to the 2009 period, due to interest expense decreasing at a faster pace than interest income.  Interest income decreased by $148,000, or 5.1%, to $2.7 million, while interest expense decreased $384,000 or 28.1% to $982,000 for the three months ended September 30, 2010.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009 (continued)

Net Interest Income (continued)

Interest income on loans decreased $66,000 or 2.5% to $2.6 million, due primarily to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the three month period ended September 30, 2010, increased $2.1 million or 1.1% to an average of $192.5 million for the three months just ended, while the average rate earned declined 20 basis points to 5.36%.  Interest income on investments and mortgage-backed securities decreased $75,000 or 42.6% to $101,000 for the three months ended September 30, 2010, primarily as a result of maturity of the investment securities.  The average balance of other securities outstanding declined from $5.5 million for the three months ended September 30, 2009 to zero for the current period ended, while mortgage-backed residential securities decreased $2.7 million or 21.7% to $9.5 million for the three month period ended September 30, 2010, while the average rate earned on those assets remained at 4.27%.

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $211,000 or 22.2% to $739,000 for the three month period ended September 30, 2010, while interest expense on borrowings declined $173,000 or 41.6% to $243,000 for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits, as the average balance of deposits increased period to period.  The average rate paid on deposits decreased 66 basis points to 2.05% for the most recent period, while the average balance of interest-bearing deposits increased $3.8 million or 2.7% to $143.9 million.  The decline in interest expense on borrowings was attributed both to lower interest rates paid and lower average borrowings outstanding.  The average balance of borrowings declined $3.3 million or 9.3% to $32.5 million for the most recent period, while the average rate paid on borrowings decreased 165 basis points to 2.99% for the recently ended three-month period.

The following table represents key portfolio performance metrics:

	For the Three Months Ended
	September 30,	September 30,
	2010	2009

Interest rate spread	2.85%	2.21%
Net interest margin	3.27%	2.81%

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $25,000 during the three months ended September 30, 2010, compared to a provision of $968,000 for the three months ended September 30, 2009.  As discussed previously, the large provision in the year-ago period was primarily attributable to one borrower.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2010 and 2009 (continued)

Non-interest Income

Non-interest income totaled $80,000 for the three months ended September 30, 2010, an increase of $13,000 from the same period in 2009, primarily as a result of gain versus loss on sale of other real estate owned (“OREO”).  The gain on sale of  OREO was $2,000 for the three month period just ended compared with a loss of $12,000 for the prior year period.

Non-interest Expense

Non-interest expense totaled $1.3 million for the three months ended September 30, 2010, an increase of $149,000, or 12.7%, compared to the same period in 2009.  The increase was due primarily to an increase in employee compensation and benefits and other operating expenses.  Employee compensation and benefits increased 7.1% or $53,000 to $798,000 for the three month period just ended as a result of higher retirement plan contributions. Retirement contributions increased $52,000 or 66.7% to $130,000 for the three month period just ended to increase funding levels in response to decreased earnings on plan assets in recent years.  Other operating expense totaled $208,000 for the three months ended September 30, 2010, an increase of $55,000, or 35.9%, from the same period in 2009, primarily as a result of increased foreclosure and legal fees.  Foreclosure costs were $21,000 for the most recent quarterly period, while legal fees increased $19,000 or 147.5% to $32,000 for the quarter just ended.  The increase in legal fees was primarily attributed to the Company’s efforts to obtain a refund of federal income taxes, which had been previously denied by the Internal Revenue Service.

Federal Income Tax Expense

The provision for federal income taxes totaled $160,000 for the three months ended September 30, 2010, compared to a credit of $188,000 claimed for federal income tax expense in the same period in 2009.  The effective tax rates were 32.5% and 34.2% for the three month periods ended September 30, 2010 and 2009, respectively.

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation and a material weakness identified as of June 30, 2010 (see the Company’s Form 10-K filed October 6, 2010), the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.  In response to the material weakness the Company is working with its external audit firm to revise its procedures.  Notwithstanding the evaluation and initiation of the necessary remedial actions, the material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

Not applicable.

ITEM 1A. Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2010.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

July 1-31, 2010	20,000	$8.57	20,000	97,500
August 1-31, 2010	--	$--	--	97,500
September 1-30, 2010	--	$--	--	97,500

(1)  On May 14, 2010, the Company announced the completion of the stock repurchase program begun on October 17, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

ITEM 3. Defaults Upon Senior Securities

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

(1)Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date: November 15, 2010	By:	/s/ Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: November 15, 2010	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer