Form 10-Q
period 2010-12-31
Kentucky First Federal Bancorp
filed 2011-02-15
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           December 31, 2010
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
Yes ☐                             No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At February 10, 2011, the latest practicable date, the Corporation had 7,740,703 shares of $.01 par value common stock outstanding.

INDEX

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	December 31,	June 30,
	2010	2010
		(Restated)
ASSETS

Cash and due from financial institutions	$1,209	$1,118
Interest-bearing demand deposits	4,609	7,244
Cash and cash equivalents	5,818	8,362

Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	224	246
Securities held-to-maturity, at amortized cost- approximate fair value of $19,286 and $10,026 at December 31, and June 30, 2010, respectively	18,880	9,435
Loans held for sale	202	370
Loans	190,206	192,153
Allowance for loan and lease losses	(1,567)	(1,535)
Real estate owned, net	342	748
Premises and equipment, net	2,710	2,731
Federal Home Loan Bank stock	5,641	5,641
Accrued interest receivable	600	518
Bank-owned life insurance	2,563	2,518
Goodwill	14,507	14,507
Other intangible assets	153	218
Prepaid FDIC assessments	447	542
Prepaid expenses and other assets	611	385

Total assets	$241,437	$236,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$143,270	$144,969
Federal Home Loan Bank advances	38,196	32,009
Advances by borrowers for taxes and insurance	154	335
Accrued interest payable	130	145
Other liabilities	1,530	1,673
Total liabilities	183,280	179,131

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued and outstanding	86	86
Additional paid-in capital	36,851	36,623
Retained earnings	31,418	31,216
Unearned employee stock ownership plan (ESOP)	(2,078)	(2,169)
Treasury shares at cost, 806,375 and 745,530 common shares at December 31, and June 30, 2010, respectively	(8,123)	(7,952)
Accumulated other comprehensive income	3	4
Total shareholders’ equity	58,157	57,808

Total liabilities and shareholders’ equity	$241,437	$236,939

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(Dollars in thousands, except per share data)

	Six months ended		Three months ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Restated)		(Restated)
Interest income
Loans	$5,159	$5,282	$2,577	$2,634
Mortgage-backed securities	193	252	93	123
Other securities	1	91	1	44
Interest-bearing deposits and other	119	134	55	64
Total interest income	5,472	5,759	2,726	2,865

Interest expense
Deposits	1,420	1,841	681	891
Borrowings	404	807	161	391
Total interest expense	1,824	2,648	842	1,282

Net interest income	3,648	3,111	1,884	1,583

Provision for losses on loans	68	1,028	43	60

Net interest income after provision for losses on loans	3,580	2,083	1,841	1,523

Non-interest income
Earnings on bank-owned life insurance	45	45	22	22
Gain on sale of loans	92	59	64	31
Loss on sale of real estate acquired through foreclosure	(36)	(27)	(39)	(15)
Other	53	51	27	23
Total non-interest income	154	128	74	61

Non-interest expense
Employee compensation and benefits	1,521	1,563	723	798
Occupancy and equipment	166	145	81	74
Franchise taxes	98	92	49	46
Data processing	126	112	64	59
FDIC insurance premiums	103	93	49	51
Auditing and accounting	87	76	49	42
Amortization of intangible assets	65	65	33	65
Other operating	442	327	234	142
Total non-interest expense	2,608	2,473	1,282	1,277

Income (loss) before income taxes	1,126	(262)	633	307

Federal income tax expense (benefit)
Current	334	(223)	59	(36)
Deferred	35	132	150	140
Total federal income tax expense (benefit)	369	(91)	209	104

NET INCOME (LOSS)	$757	$(171)	$424	$203

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.10	$(0.02)	$0.06	$0.03

DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)
 (In thousands)

	Six months ended		Three months ended
	December 31,		December 31,
	2010	2009	2010	2009
		(Restated)		(Restated)
Net income (loss)	$757	$(171)	$424	$203

Other comprehensive income (loss), net of taxes (benefits):
Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $—, $(22), $— and $(11) during the respective periods	(1)	(43)	-	(21)

Comprehensive income (loss)	$756	$(214)	$424	$182

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)
	Six months ended
	December 31,
	2010	2009
		(Restated)
Cash flows from operating activities:
Net income (loss)	$757	$(171)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	90	85
Amortization of deferred loan origination (fees) costs	(19)	(1)
Amortization of premiums on FHLB advances	(76)	(226)
Amortization of core deposit intangibles	65	65
Net gain on sale of loans	(92)	(59)
Net loss on sale of real estate owned	36	27
ESOP compensation expense	91	130
Amortization of stock benefit plans and stock options expense	228	283
Earnings on bank-owned life insurance	(45)	(45)
Provision for loan losses	68	1,028
Origination of loans held for sale	(2,250)	(2,141)
Proceeds from loans held for sale	2,510	2,325
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(82)	137
Prepaid expenses and other assets	(131)	(726)
Accrued interest payable	(15)	(16)
Accounts payable and other liabilities	(142)	(628)
Net cash provided by operating activities	993	67

Cash flows from investing activities:
Purchase of U.S. Treasury Notes	(11,000)	—
Securities maturities, prepayments and calls:
Held to maturity	1,555	4,027
Available for sale	20	59
Loans originated for investment, net of principal collected	1,415	(3,249)
Proceeds from sale of real estate owned	885	223
Additions to premises and equipment, net	(69)	(35)
Net cash provided by (used in) investing activities	(7,194)	1,025

Cash flows from financing activities:
Net change in deposits	(1,699)	2,809
Payments by borrowers for taxes and insurance, net	(181)	(290)
Proceeds from Federal Home Loan Bank advances	16,000	4,000
Repayments on Federal Home Loan Bank advances	(9,737)	(7,093)
Dividends paid on common stock	(555)	(567)
Treasury stock repurchases	(171)	(67)
Net cash provided by (used in) financing activities	3,657	(1,208)

Net decrease in cash and cash equivalents	(2,544)	(116)

Beginning cash and cash equivalents	8,362	4,217

Ending cash and cash equivalents	$5,818	$4,101

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(In thousands)

	Six months ended
	December 31,
	2010	2009

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$350	$330

Interest on deposits and borrowings	$1,915	$2,890

Transfers from loans to real estate acquired through foreclosure, net	$523	$261

Loans made on sale of real estate acquired through foreclosure	$593	$184

Capitalization of mortgage servicing rights	$20	$17

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2010
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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments, except for the ESOP adjustments referenced below) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the six- and three-month periods ended December 31, 2010, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated balance sheet as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2010 filed with the Securities and Exchange Commission.

Allowance for Loan Losses:  The allowance for loan losses is a valuation allowance for probable incurred credit losses.  Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.  Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors.  Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2010
(unaudited)

1. Basis of presentation (continued)

The allowance consists of specific and general components.  The specific component relates to loans that are individually classified as impaired.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Loans for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Factors considered by management in determining impairment include payment status, collateral value, and the probability of collecting scheduled principal and interest payments when due. Loans that experience insignificant payment delays and payment shortfalls generally are not classified as impaired.  Management determines the significance of payment delays and payment shortfalls on case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the reasons for the delay, the borrower’s prior payment record, and the amount of the shortfall in relation to the principal and interest owed.

Real estate loans are individually evaluated for impairment.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.  Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.  If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral.  For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  The historical loss experience is determined by portfolio segment and is based on the loss history experience of the Company over the most recent three years and a rolling average of the current year’s loss history.  This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  The following portfolio segments have been identified:  residential real estate, nonresidential real estate, loans on deposits and consumer and other loans.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2010
(unaudited)

1. Basis of presentation (continued)

The Securities and Exchange Commission (the “SEC” or “Commission”) Staff Accounting Bulletin 108 (“SAB108”) provides guidance on quantifying and evaluating the materiality of unrecorded misstatements.  SAB 108 requires that a company uses both the “iron curtain” and “rollover” approaches when quantifying misstatement amounts.  Under the rollover approach, the error is quantified as the amount by which the current year income statement is misstated.  The iron curtain approach, however, quantifies the error as the cumulative errors using both a balance sheet and an income statement approach – and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material.

The Company has performed an analysis of its unrecorded misstatements using both the rollover and iron curtain approaches.  Using the rollover method, management concluded that none of its unrecorded misstatements were material to its current period or prior periods’ financial statements.  Under the iron curtain method, however, management concluded that the Company’s adjustment related to additional compensation associated with its Employee Stock Ownership Plan (“ESOP”) was material to the current period’s financial statements, but using the rollover method was immaterial to its prior periods’ financial statements.  This misstatement was related to an error associated with the release of shares to ESOP participants.  The Company recorded a one-time entry to retained earnings to correct the unrecorded misstatements on the balance sheet.  The SAB 108 entries posted in the six-month period ended December 31, 2010 and the effect on retained earnings and net income were as follows:

(in thousands)	Effect on Retained Earnings	Effect on Current Year’s Earnings
Recording of prior years’ additional ESOP compensation expense	$(223)	$—

Income tax effect of the item above	76	—

Net SAB 108 effect	(147)	—

The understatement of ESOP expense was discovered in the three month period ended December 31, 2010, when the company was notified pursuant to a review by the United States Department of Labor (“DOL”) that the Company had incorrectly calculated the number of shares required to be released to participants of its ESOP.  The incorrect method of calculating shares was in place from March 2, 2005 through June 30, 2010.  The Company is working with the DOL to take the necessary corrective action with regard to the ESOP.  There is no current year effect for the adjustment related to the additional ESOP compensation expense, which is applicable to prior periods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 December 31, 2010
(unaudited)

1. Basis of presentation (continued)

The applicable effect on the prior year balance sheet and statements of operations related to additional ESOP compensation expense is as follows:

(in thousands)		June 30, 2010

Balance Sheet:
Other liabilities as previously reported		$1,749
Income tax adjustment		(76)
Other liabilities as adjusted		$1,673

Additional paid-in capital as previously reported		$36,597
ESOP compensation expense adjustment		26
Additional paid-in capital as adjusted		$36,623

Retained earnings as previously reported		$31,363
ESOP compensation expense adjustment (net of tax)		(147)
Retained earnings as adjusted		$31,216

Unearned employee stock ownership plan (ESOP) as previously reported		$(2,366)
ESOP compensation expense adjustment		197
Unearned employee stock ownership plan (ESOP) as adjusted		$(2,169)

Six- and three-months ended December 31, 2009	Six months ended	Three months ended
Statements of Operations:
Employee compensation and benefits as previously reported	$1,526	$780
ESOP expense adjustment	37	18
Employee compensation and benefits as adjusted	$1,563	$798

Tax impact of total federal income tax expense (benefit) as previously reported	$(78)	$110
ESOP expense adjustment	(13)	(6)
Total federal income tax expense (benefit) as adjusted	$(91)	$104

Net income (loss) as previously reported	$(147)	$215
ESOP expense adjustment (net of tax)	(24)	(12)
Net income (loss) as adjusted	$(171)	$203

Earnings (loss) per share-basic and diluted as previously reported	$(0.02)	$0.03
ESOP expense adjustment	—	—
Earnings (loss) per share-basic and diluted as adjusted	$(0.02)	$0.03

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

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

3.  Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans.  The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,
	2010	2009
		(Restated)

Net income (loss)	$757	$(171)
Less earnings (loss) allocated to unvested shares	7	(9)

Net income (loss) allocated to common shareholders, basic and diluted	$750	$(180)

	Three months ended December 31,
	2010	2009
		(Restated)

Net income	$424	$203
Less earnings allocated to unvested shares	3	7

Net income allocated to common shareholders, basic and diluted	$421	$196

	Six months ended December 31,
	2010	2009

Basic
Weighted-average common shares including unvested common shares outstanding	7,499,750	7,562,968
Less: Weighted-average unvested common shares	24,629	38,850
Weighted-average common shares outstanding	7,475,121	7,524,118

Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,475,121	7,524,118

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

3.  Earnings Per Share (continued)

	Three months ended December 31,
	2010	2009

Basic
Weighted-average common shares including unvested Common shares outstanding	7,498,653	7,561,360
Less: Weighted-average unvested common shares	24,900	51,800
Weighted-average common shares outstanding	7,473,753	7,509,560

Diluted
Add: Dilutive effect of assumed exercise of stock options	-	36,566

Weighted-average common shares outstanding (diluted)	7,473,753	7,546,126

There were 325,800 stock option shares outstanding for each of the six- and three-month periods ended December 31, 2010, which were antidilutive for the respective periods.  There were 339,200 stock option shares outstanding for each of the six- and three-month periods ended December 31, 2009, which were antidilutive for the respective periods.

4. New Accounting Standards

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2010-06, “Fair Value Measurements and Disclosures — Improving Disclosures about Fair Value Measurements.” The update requires new disclosures including significant transfers in and out of Level 1 and Level 2 fair value measurements. Also, the ASU provides an update on the reconciliation for fair value measurements using significant unobservable inputs (Level 3). The new guidance is effective for interim and annual periods beginning after December 15, 2009, except for the update on the reconciliation of Level 3 fair value measurements, which is effective for fiscal years beginning after December 15, 2010. The standard did not have an impact on the Company’s consolidated financial statements.

In July 2010, the FASB issued ASU No. 2010-20, “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses,” which requires significant new disclosures about the allowance for credit losses and the credit quality of financing receivables, which for the Company includes loans and standby letters of credit. The requirements are intended to enhance transparency regarding credit losses and the credit quality of loan and lease receivables. Under this standard, allowance for loan losses is to be disclosed by portfolio segment, while credit quality information, impaired loans and nonaccrual status are to be presented by class. Disclosure of the nature and extent, the financial impact and segment information of troubled debt restructurings will also be required. The disclosures are to be presented at the level of disaggregation that management uses when assessing and monitoring the portfolio’s risk and performance. This ASU is effective for interim and annual reporting periods after December 15, 2010. The adoption of ASU 2010-20 resulted in additional quarterly disclosures regarding the allowance for credit losses and credit financing receivables.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

5.  Investment Securities

The amortized cost, gross unrealized gains, gross unrealized losses and estimated fair values of investment securities are summarized as follows:

	December 31, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$219	$6	$(1)	$224

Held-to-maturity Securities
Agency mortgage-backed: residential	$7,881	$405	$-	$8,286
U.S. Treasury Notes	10,999	1	-	11,000
	$18,880	$406	$-	$19,286

	June 30, 2010
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$240	$7	$(1)	$246

Held-to-maturity Securities
Agency mortgage-backed: residential	$9,435	$591	$-	$10,026

Our securities holdings consist of agency mortgage-backed securities, which do not have a single maturity date and a U.S. Treasury note that matures in January 2011.

There were no sales of investment securities during the fiscal year ended June 30, 2010 or the six-month period ended December 31, 2010.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell.  Management does not believe other-than-temporary impairment is evident.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

6. Loans Receivable

The composition of the loan portfolio was as follows:
	December 31,	June 30,
	2010	2010
	(In thousands)
Residential real estate
One- to four-family	$161,841	$165,818
Multi-family	7,580	6,689
Construction	1,543	1,916
Nonresidential real estate and land	12,342	10,943
Loans on deposits	2,341	2,754
Consumer and other	4,873	4,802
	190,520	192,922

Less:
Undisbursed portion of loans in process	381	631
Deferred loan origination fees (cost)	(67)	138
Allowance for loan losses	1,567	1,535
	$188,639	$190,618

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

6.  Loans Receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2010.  There were no loans acquired with deteriorated credit quality at December 31, 2010.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance

Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$7,633	$896	$—	$896
Multi-family	425	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	—
	$8,058	$896	$—	$896

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$154,784	$400	$—	$400
Multi-family	7,180	18	—	18
Construction	1,167	3	—	3
Nonresidential real estate and land	12,381	31	—	31
Loans on deposits	2,348	6	—	6
Consumer and other	4,888	13	—	13
Unallocated	—	—	200	200
	$182,748	$471	$200	$671

Impaired loans were as follows:
	December 31,	June 30,
	2010	2010
	(In thousands)

Loans with no allocated allowance for loan losses	$2,382	$1,348
Loans with allocated allowance for loan losses	5,676	5,370
Total	$8,058	$6,718

Amount of allowance for loan losses allocated	$896	$904

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

6.  Loans Receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

(in thousands)	Outstanding Principal Balance	Allowance for Loan Losses Allocated

With no related allowance recorded:
One- to four-family	$1,957	$—
Multi-family	425	—
	$2,382	$—

With an allowance recorded:
One- to four-family	$5,676	$896

Nonperforming loans were as follows:
	December 31,	June 30,
	2010	2010
	(In thousands)

Nonaccrual loans	$6,536	$7,671
Restructured loans	734	—
Loans past due 90 days or more and still accruing	—	112
Total	$7,270	$7,783

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Consumer and other	$20	$-
1-4 Family residential real estate	6,516	-

Total	$6,536	$-

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

6. Loans Receivable (continued)

Troubled Debt Restructurings:

The Company has allocated $10,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010.  The Company has no commitments to lend additional amounts as of December 31, 2010, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2010, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,572	$6,516	$10,088	$151,753	$161,841
Multi-family	—	—	—	7,580	7,580
Construction	—	—	—	1,543	1,543
Nonresidential real estate and land	—	—	—	12,342	12,342
Loans on deposits	—	—	—	2,341	2,341
Consumer and other	—	20	20	4,853	4,873
Total	$3,572	$6,536	$10,108	$180,412	$190,520

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis is performed on an annual basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard.  Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any.  Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt.  They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

6. Loans Receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status.  See the aging of past due loan table above.  As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$69	$3,498	$—	$158,274
Multi-family	3,920	—	3,660	—	—
Construction	1,543	—	—	—	—
Nonresidential real estate and land	12,342	—	—	—	—
Loans on deposits	—	—	—	—	2,341
Consumer and other	—	—	—	—	4,873

7.  Allowance for Loan Losses

The activity in the allowance for loan losses is summarized as follows:

	For the Six Months Ended
	December 31,	December 31,
	2010	2009
	(In thousands)

Beginning balance	$1,535	$678
Provision for losses on loans	68	1,028
Charge-offs	(36)	(88)

Ending balance	$1,567	$1,618

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

8.  Commitments

As of December 31, 2010, loan commitments and unused lines of credit totaled $10.6 million, a decrease of $171,000 or 1.6% from the June 30, 2010 level.  At December 31, 2010, loan commitments included $381,000 in undisbursed construction loans, a $250,000 or 39.6% decrease from the June 30, 2010 level, while one- to four-family mortgage loans totaled $987,000, a $109,000 or 12.4% increase, other real estate totaled $188,000 and lines of credit secured by equity in real property totaled $9.0 million, a $218,000 or 2.4% decrease between reference points.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2010
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$224	$-	$224	$-

Fair Value Measurements at June 30, 2010 .
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$246	$-	$246	$-

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2010 .
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,780	$-	$-	$4,780

Impaired loans with allocated allowance for loan losses had a carrying amount of $5.7 million and a specific valuation allowance of $896,000 at December 31, 2010.  A specific allowance provision of $27,000 was made for the six- and three month period ended December 31, 2010.

Fair Value Measurements at June 30, 2010
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired loans	$4,466	$-	$-	$4,466

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired loans, which are measured for impairment using the fair value of this collateral for collateral-dependent loans, with allocated allowance for loan losses had a carrying amount of $5.4 million with a valuation allowance of $904,000 at June 30, 2010.

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

The following methods were used to estimate the fair value of all other financial instruments recognized in the accompanying statements of financial condition at amounts other than fair value at December 31, 2010 and June 30, 2010:

Cash and cash equivalents and interest-bearing deposits:  The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

Held-to-maturity securities:  For held-to-maturity securities, fair value is estimated by using pricing models, quoted price of securities with similar characteristics, which is level 1 pricing for the U.S. Treasury securities and level 2 pricing for the other securities..

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2010
(unaudited)

9.	Disclosures About Fair Value of Assets and Liabilities (continued)

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

Commitments to extend credit:  For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  The fair value of outstanding loan commitments at December 31, 2010 and June 30, 2010, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2010 and June 30, 2010 are as follows:

	December 31, 2010		June 30, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In Thousands)
Financial assets
Cash and cash equivalents	$5,818	$5,818	$8,362	$8,362
Interest-earning deposits	100	100	100	100
Available-for-sale securities	224	224	246	246
Held-to-maturity securities	18,880	19,286	9,435	10,026
Loans held for sale	202	204	370	383
Loans receivable - net	188,639	194,558	190,618	198,203
Federal Home Loan Bank stock	5,641	n/a	5,641	n/a
Accrued interest receivable	600	600	518	518

Financial liabilities
Deposits	$143,270	$144,931	$144,969	$147,280
Advances from the Federal Home Loan Bank	38,196	37,711	32,009	30,590
Advances by borrowers for taxes and insurance	154	154	335	335
Accrued interest payable	130	130	145	145

10.	Subsequent event

Subsequent to December 31, 2010, the Company reached a settlement with the Internal Revenue Service regarding a claim made by the Company for a $1.4 million deduction, which was previously disallowed by the Service and resulted in the Company’s loss of an anticipated $443,000 tax refund.  The Company had filed a law suit in the United States Tax Court claiming that it was entitled to deduct payments that it had made with regard to stock options in March 2005.  The payments were coincident with the initial transactions which were executed during the creation of the Company and joined the business entities of the two subsidiary banks.  The court decision, which was signed by the appropriate judge on February 3, 2011, stated that the Company is entitled to a refund of $403,706 plus interest.  The Company anticipates that the tax benefit will be recognized in its statement of operations for the three-month period ending March 31, 2011.

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

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2010 and 2009, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2010			2009
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$190,924	$5,159	5.40%	$190,695	$5,282	5.54%
Mortgage-backed securities	9,102	193	4.24	11,815	252	4.26
Other securities	1,535	1	0.13	5,332	91	3.41
Other interest-earning assets	13,168	119	1.81	8,321	134	3.22
Total interest-earning assets	214,729	5,472	5.10	216,163	5,759	5.33

Less: Allowance for loan losses	(1,526)			(1,132)
Non-interest-earning assets	24,405			22,622
Total assets	$237,608			$237,653
Interest-bearing liabilities:
Demand deposits	$13,712	$49	0.71%	$11,600	$57	0.98%
Savings	29,626	150	1.01	29,371	146	0.99
Certificates of deposit	100,973	1,221	2.42	99,323	1,638	3.30
Total deposits	144,311	1,420	1.97	140,294	1,841	2.62
Borrowings	32,506	404	2.49	35,561	807	4.54
Total interest-bearing liabilities	176,817	1,824	2.06	175,855	2,648	2.98
Noninterest-Bearing demand deposits	972			1,202
Noninterest-bearing liabilities	2,303			2,740
Total liabilities	180,092			179,797
Shareholders’ equity	57,516			57,856
Total liabilities and shareholders’ equity	$237,608			$237,653
Net interest income/average yield		$3,648	3.04%		$3,111	2.35%
Net interest margin			3.40%			2.88%
Average interest-earning assets to average interest-bearing liabilities			121.44%			121.54%

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended December 31, 2010 and 2009, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2010			2009
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$190,830	$2,577	5.40%	$191,355	$2,634	5.51%
Mortgage-backed securities	8,742	93	4.26	11,554	123	4.26
Other securities	2,969	1	0.14	5,188	44	3.39
Other interest-earning assets	12,277	55	1.79	8,051	64	3.18
Total interest-earning assets	214,818	2,726	5.08	216,148	2,865	5.30

Less: Allowance for loan losses	(1,520)			(1,577)
Non-interest-earning assets	24,542			22,710
Total assets	$237,840			$237,281
Interest-bearing liabilities:
Demand deposits	$14,205	$24	0.68%	$11,618	$24	0.83%
Savings	29,688	75	1.01	29,027	74	1.02
Certificates of deposit	100,668	582	2.31	99,831	793	3.18
Total deposits	144,561	681	1.88	140,476	891	2.54
Borrowings	32,475	161	1.98	35,242	391	4.44
Total interest-bearing liabilities	177,036	842	1.90	175,718	1,282	2.92
Noninterest-Bearing demand deposits	985			1,418
Noninterest-bearing liabilities	2,278			2,634
Total liabilities	180,299			179,770
Shareholders’ equity	57,541			57,511
Total liabilities and shareholders’ equity	$237,840			$237,281
Net interest income/average yield		$1,884	3.18%		$1,583	2.38%
Net interest margin			3.51%			2.93%
Average interest-earning assets to average interest-bearing liabilities			121.34%			123.01%

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2010 to December 31, 2010

Assets:  At December 31, 2010, the Company’s assets totaled $241.4 million, an increase of $4.5 million, or 1.9%, from total assets at June 30, 2010.  This increase was attributed primarily an increase in investment securities.

Cash and cash equivalents: Cash and cash equivalents decreased by $2.5 million to $5.8 million at December 31, 2010.  It is management’s intention to continue deploying excess liquidity into mortgage loans and investment securities to the extent possible, while maintaining adequate liquidity at all times.

Loans:  Loans receivable, net, decreased by $2.0 million or 1.0% to $188.6 million at December 31, 2010, including a $68,000 provision for allowance for loan losses during the six-month period.  Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.

Non-Performing Loans:  At December 31, 2010, the Company had non-performing loans of approximately $7.3 million, or 3.82% of total loans, compared to $7.8 million or 4.05%, of total loans at June 30, 2010.  At December 31, 2010, the Company’s allowance for loan losses of $1.6 million represented 21.55% of nonperforming loans and 0.82% of total loans compared to an allowance balance of $1.5 million at June 30, 2010, representing 19.72% of nonperforming loans and 0.8% of total loans.

The Company had $7.5 million in assets classified as substandard for regulatory purposes at December 31, 2010, including loans and real estate acquired through foreclosure (“REO”).  Classified loans as a percentage of net loans was 3.8% and 3.7% at December 31, 2010 and June 30, 2010, respectively.  All substandard loans were secured by residential property on which the banks have priority lien position.  The table below summarizes substandard loans at December 31, 2010:

	Number
	of	Carrying
	Loans	Value

1-4 family, owner occupied	30	$1,489
1-4 family, non-owner occupied	16	2,010
Multi-family, non-owner occupied	5	3,660
Total substandard loans	51	$7,159

Included in classified loans is one credit relationship which was determined to be impaired during the three-month period ended December 31, 2009.  Since that time foreclosure action has been commenced against the borrower and for the three months ended December 31, 2010, the Company has been overseeing the rental units under its assignment of rents.  At December 31, 2010, loans to this borrower totaled $4.7 million, which had been written down to their estimated fair value of $3.8 million and have underlying collateral of 1-4 family residential rental units.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2010 to December 31, 2010 (continued)

At December 31 2010, the Company had $69,000 of loans classified as special mention compared to $269,000 at June 30, 2010.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.  At December 31, 2010, no loans were classified as doubtful or loss for regulatory purposes.

REO at December 31, 2010, included five single-family homes and a small building lot with an aggregate carrying value of $342,000.

Mortgage-Backed and other Securities:  At December 31, 2010, the Company’s investment and mortgage-backed securities had increased $9.4 million or 97.3% to $19.1 million.  Shortly after the quarter-ended December 31, 2010, the Company’s $11.0 million short-term investment in a U.S. Treasury note matured and the short-term FHLB advance used to finance the investment was repaid.

Liabilities: At December 31, 2010, the Company’s liabilities totaled $183.3 million, an increase of $4.1 million, or 2.3%, from total liabilities at June 30, 2010.  The increase in liabilities was attributed primarily to a $6.2 million, or 19.3%, increase in Federal Home Loan Bank advances, which increased to $38.2 million at December 31, 2010, while  deposits decreased $1.7 million or 1.2% to $143.3 million at December 31, 2010.  Shortly after the quarter-ended December 31, 2010, an $11.0 million short-term FHLB advance was repaid with proceeds from a matured short-term U.S. Treasury note.

Shareholders’ Equity:  At December 31, 2010, the Company’s shareholders’ equity totaled $58.2 million, an increase of $349,000 or 0.6% from the June 30, 2010 total.

The Company paid dividends of $555,000 or 73.3% of net income for the six-month period just ended.  First Federal MHC has waived its right to dividends on its common shares of the Company.  The Company believes that a strong dividend is appropriate in light of the high level of capital that both banks now have.  At December 31, 2010, capital on a consolidated basis and at each of the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth.  Management cannot speculate on future dividend levels.  Various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared.  However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2010 and 2009

General

Net income totaled $757,000 for the six months ended December 31, 2010, an increase of $928,000 from the net loss of $(171,000) for the same period in 2009.  The increase was primarily attributable to lower provision for loan losses.  Also contributing to the increase in net income was an increase in net interest income between periods.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2010 and 2009 (continued)

Net Interest Income

Net interest income increased $537,000 or 17.3% to $3.6 million for the six month period ended December 31, 2010, compared to the 2009 period, due to interest expense decreasing at a faster pace than interest income.  Interest income decreased by $287,000, or 5.0%, to $5.5 million, while interest expense decreased $824,000 or 31.1% to $1.8 million for the six months ended December 31, 2010.

Interest income on loans decreased $123,000 or 2.3% to $5.2 million, due primarily to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the six month period ended December 31, 2010, increased $230,000 or 0.1% to an average of $190.9 million for the six months just ended, while the average rate earned declined 14 basis points to 5.40% for the period just ended.  Interest income on mortgage-backed residential securities and other securities decreased $59,000 or 23.4% and $90,000 or 98.9%, respectively, to $193,000 and $1,000, respectively, for the six months ended December 31, 2010.  The decrease in the income from securities was related to reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company.  There were no sales of investments during the six month period just ended.

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $421,000 or 22.9% to $1.4 million for the six month period ended December 31, 2010, while interest expense on borrowings declined $403,000 or 49.9% to $404,000 for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits, as the average balance of deposits increased period to period.  The average rate paid on deposits decreased 65 basis points to 1.97% for the most recent period, while the average balance of deposits increased $4.0 million or 2.9% to $144.3 million.  The decline in interest expense on borrowings was attributed primarily to lower rates paid on those borrowings outstanding, as the average rate paid declined 205 basis points to 2.49% for the most recent period.  The average balance of borrowings outstanding decreased $3.1 million or 8.6% to $32.5 million for the recently ended six-month period.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $68,000 during the six months ended December 31, 2010, compared to a provision of $1.0 million for the six months ended December 31, 2009.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $154,000 for the six months ended December 31, 2010, an increase of $26,000 from the same period in 2009, primarily as a result of an increase of $33,000 or 55.9% in net gains on sales of loans.  The Company continues to sell long-term, fixed rate mortgages to the Federal Home Loan Bank of Cincinnati under the relationship that has been used for a number of years.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2010 and 2009 (continued)

Non-interest Expense

Non-interest expense totaled $2.6 million for the six months ended December 31, 2010, an increase of $135,000, or 5.5%, compared to the same period in 2009.  The increase was due primarily to an increase in other operating expense.

Other operating expense totaled $442,000 for the six months ended December 31, 2010, an increase of $115,000, or 35.2%, from the same period in 2009, primarily as a result of increased OREO expenses, legal fees and other outside service fees.  OREO expenses were $33,000 for the most recent six-month period, compared to $7,000 for the year ago period, and were primarily attributed to water damage sustained in a single dwelling unit.  Legal fees were $69,000 for the six months ended December 31, 2010, an increase of $29,000 or 72.5%, due chiefly to the Company’s ongoing dispute with the Internal Revenue Service.  Outside service fees increased $33,000 or 99.2% to $67,000 for the quarter just ended, and were associated with various consulting work and fees related to filing the Company’s amended Securities and Exchange Commission reports.

Federal Income Tax Expense (Benefit)

Federal income taxes totaled $369,000 for the six months ended December 31, 2010, an increase of $460,000, compared to a provision for credit of federal income tax of $91,000 for the prior year period, which was associated with a net loss from operations.  The effective tax rates were 32.8% and (34.7%) for the six month periods ended December 31, 2010 and 2009, respectively.

Subsequent to December 31, 2010, the Company reached a settlement with the Internal Revenue Service regarding a claim made by the Company for a $1.4 million deduction, which was previously disallowed by the Service and resulted in the Company’s loss of an anticipated $443,000 tax refund.  The Company had filed a law suit in the United States Tax Court claiming that it was entitled to deduct payments that it had made with regard to stock options in March 2005.  The payments were coincident with the initial transactions which were executed during the creation of the Company and joined the business entities of the two subsidiary banks.  The court decision, which was signed by the appropriate judge on February 3, 2011, stated that the Company is entitled to a refund of $403,706 plus interest.  The Company anticipates that the tax benefit will be recognized in its statement of operations for the three-month period ending March 31, 2011.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2010 and 2009

General

Net income totaled $424,000 for the three months ended December 31, 2010, an increase of $221,000 or 108.9% from the net income of $203,000 for the same period in 2009.  The increase was primarily attributable to an increase of $301,000 in net interest income and was partially offset by an increase in non-interest expense of $5,000.

Net Interest Income

Net interest income increased $301,000 or 19.0% to $1.9 million for the three month period ended December 31, 2010, compared to the 2009 period, due to interest expense decreasing at a faster pace than interest income.  Interest income decreased by $139,000, or 4.9%, to $2.7 million, while interest expense decreased $440,000 or 34.3% to $842,000 for the three months ended December 31, 2010.

Interest income on loans decreased $57,000 or 2.2% to $2.6 million, due primarily to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the three month period ended December 31, 2010, decreased $525,000 or 0.3% to an average of $190.8 million for the three months just ended, while the average rate earned declined 11 basis points to 5.40%.  Interest income on investments and mortgage-backed securities decreased $73,000 or 43.7% to $94,000 for the three months ended December 31, 2010, primarily as a result of maturity of the investment securities.  The average balance of other securities outstanding declined from $5.2 million for the three months ended December 31, 2009 to $3.0 million for the current period ended, while mortgage-backed residential securities decreased $2.8 million or 24.3% to $8.7 million for the three month period ended December 31, 2010.  The average rate earned on mortgage-backed securities remained at 4.26% during the comparable periods, while the average rate earned on other securities decreased 325 basis points to 0.14% for the period just ended.

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $210,000 or 23.6% to $681,000 for the three month period ended December 31, 2010, while interest expense on borrowings declined $230,000 or 58.8% to $161,000 for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits, as the average balance of deposits increased period to period.  The average rate paid on deposits decreased 66 basis points to 1.88% for the most recent period, while the average balance of interest-bearing deposits increased $4.1 million or 2.9% to $144.6 million.  The decline in interest expense on borrowings was attributed both to lower interest rates paid and lower average borrowings outstanding.  The average balance of borrowings declined $2.8 million or 7.9% to $32.5 million for the most recent period, while the average rate paid on borrowings decreased 246 basis points to 1.98% for the recently ended three-month period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2010 and 2009 (continued)

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $43,000 during the three months ended December 31, 2010, compared to a provision of $60,000 for the three months ended December 31, 2009.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $74,000 for the three months ended December 31, 2010, an increase of $13,000 from the same period in 2009, primarily as a result of an increase in the gain on sales of loans.  The gain on sale of  loans was $64,000 for the recent quarter ended, an increase of $33,000 or 106.5%, compared three month period in 2009.  Somewhat offsetting the increase in gain on sale of loans was an increase in loss on sale of OREO.  The $39,000 loss on sale of OREO for the recent quarterly period, was $24,000, or 160.0% higher compared with the prior year period.

Non-interest Expense

Non-interest expense totaled $1.3 million for the three months ended December 31, 2010, an increase of $5,000, or 0.4%, compared to the same period in 2009.  The increase was due primarily to an increase in other operating expenses.  Other operating expense totaled $234,000 for the three months ended December 31, 2010, an increase of $92,000, or 64.8%, from the same period in 2009, primarily as a result of increased OREO expenses and outside service fees.  OREO expenses were $33,000 for the most recent quarterly period, while outside service fees increased $20,000 or 152.5% to $34,000 for the quarter just ended.

Federal Income Tax Expense

The provision for federal income taxes totaled $209,000 for the three months ended December 31, 2010, compared to $104,000 federal income tax expense in the same period in 2009.  The effective tax rates were 33.0% and 33.9% for the three month periods ended December 31, 2010 and 2009, respectively.

Kentucky First Federal Bancorp

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

During the quarter ended December 31, 2010, the Company was notified pursuant to a review by the United States Department of Labor (“DOL”) that the Company had incorrectly calculated the number of shares required to be released to participants of its ESOP. The incorrect method of calculating shares was in place from March 2, 2005 through June 30, 2010. The Company is working with the DOL to take the necessary corrective action with regard to the ESOP. As a result of the DOL notice, the Company recorded a prior period adjustment of $147,000 to retained earnings for additional ESOP expense, net of tax, for the revised number of shares required to be released. See Note 1 to the consolidated financial statements. Management is evaluating actions to be taken to remediate controls over the calculation of the number of shares released and the accounting associated with the ESOP.

Notwithstanding the evaluation and initiation of these remediation actions, the identified material weaknesses in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of rinse, rested, and concluded by management to be operating effectively.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM1 A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2010.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

October 1-31, 2010	—	$—	—	97,500
November 1-30, 2010	—	$—	—	97,500
December 1-31, 2010	—	$—	—	97,500

(1)  On May 14, 2010, the Company announced the completion of the stock repurchase program begun on October 17, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved.

Not applicable.

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

KENTUCKY FIRST FEDERAL BANCORP

Date: February 15, 2011	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: February 15, 2011	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer