Form 10-Q
period 2011-03-31
Kentucky First Federal Bancorp
filed 2011-05-16
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2011

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

________________________________________________________________________
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At May 10, 2011, the latest practicable date, the Corporation had 7,740,703 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Dollars in thousands, except per share data)

	March 31,	June 30,
	2011	2010
ASSETS		(Restated)

Cash and due from financial institutions	$817	$1,118
Interest-bearing demand deposits	5,497	7,244
Cash and cash equivalents	6,314	8,362

Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	209	246
Securities held-to-maturity, at amortized cost- approximate fair value of $7,778 and $10,026 at March 31, 2011 and June 30, 2010, respectively	7,385	9,435
Loans held for sale	325	370
Loans	184,094	192,153
Allowance for loan and lease losses	(882)	(1,535)
Real estate owned, net	3,666	748
Premises and equipment, net	2,684	2,731
Federal Home Loan Bank stock	5,641	5,641
Accrued interest receivable	503	518
Bank-owned life insurance	2,585	2,518
Goodwill	14,507	14,507
Other intangible assets	120	218
Prepaid FDIC assessments	405	542
Prepaid federal income taxes	518	-
Prepaid expenses and other assets	484	385
Total assets	$228,658	$236,939

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$142,411	$144,969
Federal Home Loan Bank advances	25,926	32,009
Advances by borrowers for taxes and insurance	321	335
Accrued interest payable	113	145
Other liabilities	1,592	1,673
Total liabilities	170,363	179,131

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued and outstanding	86	86
Additional paid-in capital	36,893	36,623
Retained earnings	31,560	31,216
Unearned employee stock ownership plan (ESOP)	(2,078)	(2,169)
Treasury shares at cost, 811,375 and 745,530 common shares at March 31, 2011 and June 30, 2010, respectively	(8,170)	(7,952)
Accumulated other comprehensive income	4	4
Total shareholders’ equity	58,295	57,808
Total liabilities and shareholders’ equity	$228,658	$236,939

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Nine months ended		Three months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Restated)		(Restated)
Interest income
Loans	$7,644	$7,984	$2,485	$2,701
Mortgage-backed securities	277	367	84	115
Other securities	2	135	1	44
Interest-bearing deposits and other	184	197	65	64
Total interest income	8,107	8,683	2,635	2,924

Interest expense
Deposits	2,004	2,656	584	814
Borrowings	545	1,195	141	389
Total interest expense	2,549	3,851	725	1,203

Net interest income	5,558	4,832	1,910	1,721

Provision for losses on loans	669	1,099	601	71

Net interest income after provision for losses on loans	4,889	3,733	1,309	1,650

Non-interest income
Earnings on bank-owned life insurance	68	62	23	17
Gain on sale of loans	107	96	15	37
Loss on sale of real estate acquired through foreclosure	(36)	(27)	-	-
Other	80	75	27	23
Total non-interest income	219	206	65	77

Non-interest expense
Employee compensation and benefits	2,257	2,341	736	778
Occupancy and equipment	258	247	92	102
Franchise taxes	144	141	46	49
Data processing	189	177	63	64
FDIC insurance premiums	149	139	46	46
Auditing and accounting	146	121	59	45
Amortization of intangible assets	98	98	33	33
Other operating	672	478	230	151
Total non-interest expense	3,913	3,742	1,305	1,268

Income before income taxes	1,195	197	69	459

Federal income tax expense (benefit)
Current	(185)	(14)	(519)	209
Deferred	179	80	144	(52)
Total federal income tax expense (benefit)	(6)	66	(375)	157

NET INCOME	$1,201	$131	$444	$302

EARNINGS PER SHARE
Basic and diluted	$0.16	$0.02	$0.06	$0.04

DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)
 (In thousands)

	Nine months ended		Three months ended
	March 31,		March 31,
	2011	2010	2011	2010
	(Restated)		(Restated)
Net income	$1,201	$131	$444	$302

Other comprehensive income (loss), net of taxes (benefits): Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $--, $(35), $--and $(13) during the respective periods	—	(68)	1	(25)

Comprehensive income	$1,201	$63	$445	$277

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(In thousands)

	Nine months ended
	March 31,
	2011	2010
		(Restated)
Cash flows from operating activities:
Net income	$1,201	$131
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	138	131
Amortization of deferred loan origination (fees) costs	(5)	(23)
Amortization of premiums on FHLB advances	(103)	(314)
Amortization of core deposit intangibles	98	98
Net gain on sale of loans	(107)	(96)
Net loss on sale of real estate owned	36	27
ESOP compensation expense	91	176
Amortization of stock benefit plans and stock options expense	270	328
Earnings on bank-owned life insurance	(68)	(62)
Provision for loan losses	669	1,099
Origination of loans held for sale	(2,850)	(3,434)
Proceeds from loans held for sale	3,002	3,665
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	15	106
Prepaid expenses and other assets	38	(629)
Accrued interest payable	(32)	(25)
Accounts payable and other liabilities	(599)	(395)
Net cash provided by operating activities	1,794	783

Cash flows from investing activities:
Purchase of available-for-sale securities	(11,000)	--
Securities maturities, prepayments and calls:
Held to maturity	13,050	4,841
Available for sale	37	68
Loans originated for investment, net of principal collected	2,897	(4,036)
Proceeds from sale of real estate owned	891	223
Additions to premises and equipment, net	(91)	(48)
Net cash provided by investing activities	5,784	1,048

Cash flows from financing activities:
Net change in deposits	(2,558)	4,707
Payments by borrowers for taxes and insurance, net	(14)	(127)
Proceeds from Federal Home Loan Bank advances	16,000	9,500
Repayments on Federal Home Loan Bank advances	(21,980)	(15,679)
Dividends paid on common stock	(856)	(862)
Treasury stock repurchases	(218)	(181)
Net cash used in financing activities	(9,626)	(2,642)

Net decrease in cash and cash equivalents	(2,048)	(811)

Beginning cash and cash equivalents	8,362	4,217

Ending cash and cash equivalents	$6,314	$3,406

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)
(In thousands)

	Nine months ended
	March 31,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$500	$360

Interest on deposits and borrowings	$2,684	$4,190

Transfers from loans to real estate acquired through foreclosure, net	$3,845	$261

Loans made on sale of real estate acquired through foreclosure	$593	$146

Capitalization of mortgage servicing rights	$24	$27

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2011
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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments, except for the ESOP adjustments referenced below) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the nine- and three-month periods ended March 31, 2011, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The consolidated balance sheet as of June 30, 2010 has been derived from the audited consolidated balance sheet as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2010 filed with the Securities and Exchange Commission.

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

 March 31, 2011
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

 March 31, 2011
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

The Company has performed an analysis of its unrecorded misstatements using both the rollover and iron curtain approaches.  Using the rollover method, management concluded that none of its unrecorded misstatements were material to its current period or prior periods’ financial statements.  Under the iron curtain method, however, management concluded that the Company’s adjustment related to additional compensation associated with its Employee Stock Ownership Plan (“ESOP”) was material to the current period’s financial statements, but using the rollover method was immaterial to its prior periods’ financial statements.  This misstatement was related to an error associated with the release of shares to ESOP participants.  The Company recorded a one-time entry to retained earnings to correct the unrecorded misstatements on the balance sheet.  The SAB 108 entries posted in the nine-month period ended March 31, 2011 and the effect on retained earnings and net income were as follows:

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

Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 March 31, 2011
(unaudited)

1.  Basis of presentation (continued)

The applicable effect on the prior year balance sheet and statements of operations related to additional ESOP compensation expense is as follows:

(in thousands)	June 30, 2010
Balance Sheet:
Other liabilities as previously reported	$1,749
Income tax adjustment	(76)
Other liabilities as adjusted	$1,673

Additional paid-in capital as previously reported	$36,597
ESOP compensation expense adjustment	26
Additional paid-in capital as adjusted	$36,623

Retained earnings as previously reported	$31,363
ESOP compensation expense adjustment (net of tax)	(147)
Retained earnings as adjusted	$31,216

Unearned employee stock ownership plan (ESOP) as previously reported	$(2,366)
ESOP compensation expense adjustment	197
Unearned employee stock ownership plan (ESOP) as adjusted	$(2,169)

Nine- and three-months ended March 31, 2010	Nine months ended	Three months ended
Statements of Operations:
Employee compensation and benefits as previously reported	$2,304	$778
ESOP expense adjustment	37	—
Employee compensation and benefits as adjusted	$2,341	$778

Total federal income tax expense as previously reported	$79	$157
Tax impact of ESOP expense adjustment	(13)	—
Total federal income tax expense as adjusted	$66	$157

Net income as previously reported	$155	$302
ESOP expense adjustment (net of tax)	(24)	--
Net income as adjusted	$131	$302

Earnings per share-basic and diluted as previously reported	$0.02	$0.04
ESOP expense adjustment	—	—
Earnings per share-basic and diluted as adjusted	$0.02	$0.04

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
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

3.  Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans.  The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,
	2011	2010
		(Restated)
Net income	$1,201	$131
Less earnings allocated to unvested shares	(7)	(13)

Net income allocated to common shareholders, basic and diluted	$1,194	$118

	Three months ended March 31,
	2011	2010
		(Restated)
Net income	$444	$302
Less earnings allocated to unvested shares	—	(3)

Net income allocated to common shareholders, basic and diluted	$444	$299

	Nine months ended March 31,
Basic	2011	2010
Weighted-average common shares including unvested common shares outstanding	7,487,610	7,521,493
Less: Weighted-average unvested common shares	14,994	43,167
Weighted-average common shares outstanding	7,502,604	7,564,660

Diluted
Add: Dilutive effect of assumed exercise of stock options	-	41,815

Weighted-average common shares outstanding (diluted)	7,502,604	7,606,475

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

3.  Earnings Per Share (continued)

	Three months ended March 31,
	2011	2010
Basic
Weighted-average common shares including unvested Common shares outstanding	7,513,815	7,542,219
Less: Weighted-average unvested common shares	—	25,900
Weighted-average common shares outstanding	7,513,815	7,568,119

Diluted
Add: Dilutive effect of assumed exercise of stock options	—	18,862

Weighted-average common shares outstanding (diluted)	7,513,815	7,586,981

There were 325,800 stock option shares outstanding for each of the nine- and three-month periods ended March 31, 2011, which were antidilutive for the respective periods.  There were 334,644 and 391,000 stock option shares outstanding for each of the nine- and three-month periods ended March 31, 2010.

4.  New Accounting Standards

In January 2011, the FASB issued ASU No. 2011-01, “Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20.”  The provisions of ASU No. 2010-20 required the disclosure of more granular information on the nature and extent of troubled debt restructurings and their effect on the allowance for loan and lease losses effective for the Company’s reporting period ended March 31, 2011.  The amendments in ASU No. 2011-01 defer the effective date related to these disclosures, enabling creditors to provide such disclosures after the FASB completes their project clarifying the guidance for determining what constitutes a troubled debt restructuring.  As the provisions of this ASU only defer the effective date of the disclosure requirements related to troubled debt restructurings, the adoption of this ASU will have no impact on the Company’s statements of income and condition.

In April 2011, the FASB issued ASU No. 2011-02, ‘A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.”  The provisions of ASU No. 2011-02 provide additional guidance related to determining whether a creditor has granted a concession, include factors and examples for creditors to consider in evaluating whether a restructuring results in a delay in payment that is insignificant, prohibit creditors from using the borrower’s effective rate test to evaluate whether a concession has been granted to the borrower, and add factors for creditors to use in determining whether a borrower is experiencing financial difficulties.  A provision in ASU no. 2011-02 also ends the FASB’s deferral of the additional disclosures about troubled debt restructurings as required by ASU No. 2010-20.  The provisions of ASU No. 2011-02 are effective for the Company’s reporting period ending September 30, 2011.  The adoption of ASU No. 2011-02 is not expected to have a material impact on the Company’s statements of income and condition.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

5.  Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2011 and June 30, 2010, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross and gross unrecognized gains:

March 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$201	$8	$-	$209

		Gross	Gross	Estimated
	Amortized	unrecognized	unrecognized	fair
	cost	gains	losses	value
Held-to-maturity Securities
Agency mortgage-backed: residential	$7,385	$393	$-	$7,778

June 30, 2010
			Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale Securities
Agency mortgage-backed: residential	$240	$7	$(1)	$246

		Gross	Gross	Estimated
	Amortized	unrecognized	unrecognized	fair
	cost	gains	losses	value
Held-to-maturity Securities
Agency mortgage-backed: residential	$9,435	$591	$-	$10,026

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

5.  Investment Securities (continued)

Our securities holdings consist of agency mortgage-backed securities, which do not have a single maturity date.

There were no sales of investment securities during the fiscal year ended June 30, 2010 or the nine-month period ended March 31, 2011.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell.  Management does not believe other-than-temporary impairment is evident.

6.  Loans Receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
	2011	2010
	(In thousands)
Residential real estate
One- to four-family	$159,438	$165,818
Multi-family	3,633	6,689
Construction	1,779	1,916
Nonresidential real estate and land	12,207	10,943
Loans on deposits	2,598	2,754
Consumer and other	4,711	4,802
	184,366	192,922
Less:
Undisbursed portion of loans in process	345	631
Deferred loan origination fees (cost)	(73)	138
Allowance for loan losses	882	1,535
	$183,212	$190,618

Impaired loans were as follows:

	March 31,	June 30,
	2011	2010
	(In thousands)
Loans with no allocated allowance for loan losses	$1,162	$1,348
Loans with allocated allowance for loan losses	1,693	5,370
Total	$2,855	$6,718

Amount of allowance for loan losses allocated	$146	$904
Average impaired loans for the nine- and twelve- months ended	$2,581	$4,304
Interest recognized on impaired loans for the nine- and twelve- months ended	$58	$246
Cash received on impaired loans for the nine- and twelve- months ended	$56	$246

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

6.  Loans Receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2011.  There were no loans acquired with deteriorated credit quality at March 31, 2011.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance

Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,855	$146	$—	$146
Multi-family	—	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	--
	$2,855	$146	$—	$146

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$156,583	$462	$—	$462
Multi-family	3,633	11	—	11
Construction	1,779	5	—	5
Nonresidential real estate and land	12,207	36	—	36
Loans on deposits	2,598	8	—	8
Consumer and other	4,711	14	—	14
Unallocated	—	—	200	200
	$181,511	$536	$200	$736

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

6.  Loans Receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31, 2011:

		Allowance
	Outstanding	for Loan	Average	Interest
	Principal	Losses	Recorded	Income	Cash
(in thousands)	Balance	Allocated	Investment	Recognized	Received
With no related allowance recorded:
One- to four-family	$1,162	$—	$1,336	$40	$40

With an allowance recorded:
One- to four-family	$1,693	$146	$1,245	$18	$16

Nonperforming loans were as follows:

	March 31,	June 30,
	2011	2010
	(In thousands)

Nonaccrual loans	$2,123	$7,671
Restructured loans	732	—
Loans past due 90 days or more and still accruing	—	112
Total	$2,855	$7,783

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011:

(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Consumer and other	$20	$-
One- to four-family residential real estate	2,103	-

Total	$2,123	$-

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

6.   Loans Receivable (continued)

Troubled Debt Restructurings:

The Company has allocated $8,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011.  The Company has no commitments to lend additional amounts as of March 31, 2011, to customers with outstanding loans that are classified as troubled debt restructurings.

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2011, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,729	$2,103	$4,832	$154,606	$159,438
Multi-family	—	—	—	3,633	3,633
Construction	—	—	—	1,779	1,779
Nonresidential real estate and land	—	—	—	12,207	12,207
Loans on deposits	—	—	—	2,598	2,598
Consumer and other	—	20	20	4,691	4,711
Total	$2,729	$2,123	$4,852	$179,514	$184,366

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

6.   Loans Receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status.  See the aging of past due loan table above.  As of March 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated
Residential real estate:
One- to four-family	$—	$68	$3,534	$—	$155,836
Multi-family	3,633	—	—	—	—
Construction	1,779	—	—	—	—
Nonresidential real estate and land	11,933	274	—	—	—
Loans on deposits	—	—	—	—	2,598
Consumer and other	—	—	20	—	4,691

7.  Allowance for Loan Losses

The activity in the allowance for loan losses is summarized as follows:

	For the Nine Months Ended
	March 31,	March 31,
	2011	2010
	(In thousands)
Beginning balance	$1,535	$678
Provision for losses on loans	669	1,099
Charge-offs	(1,322)	(88)

Ending balance	$882	$1,689

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

6.   Loans Receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2011:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$1,261	$669	$(1,322)	$—	$608
Multi-family	11	—	—	—	11
Construction	5	—	—	—	5
Nonresidential real estate and land	36	—	—	—	36
Loans on deposits	8	—	—	—	8
Consumer and other	14	—	—	—	14
Unallocated	200	—	—	—	200
Totals	$1,535	$669	$(1,322)	$—	$882

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$1,329	$601	$(1,322)	$—	$608
Multi-family	11	—	—	—	11
Construction	5	—	—	—	5
Nonresidential real estate and land	36	—	—	—	36
Loans on deposits	8	—	—	—	8
Consumer and other	14	—	—	—	14
Unallocated	200	—	—	—	200
Totals	$1,603	$601	$(1,322)	$—	$882

8.  Commitments

As of March 31, 2011, loan commitments and unused lines of credit totaled $10.8 million, an increase of $107,000 or 1.1% from the June 30, 2010 level.  At March 31, 2011, loan commitments included $345,000 in undisbursed construction loans, a $286,000 or 45.3% decrease from the June 30, 2010 level, while one- to four-family mortgage loans totaled $1.7 million, an $855,000 or 97.4% increase, while there were no commitments outstanding on other real estate and lines of credit secured by equity in real property totaled $8.8 million, a $462,000 or 5.0% decrease between reference points.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
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

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

March 31, 2011
(unaudited)

9.   Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2011
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Agency mortgage-backed: residential	$209	$-	$209	$-

Fair Value Measurements at June 30, 2010
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Agency mortgage-backed: residential	$246	$-	$246	$-

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2011
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans: One- to four-family	$1,547	$-	$-	$1,547

Impaired loans with allocated allowance for loan losses had a carrying amount of $1.693 million and a specific valuation allowance of $146,000 at March 31, 2011.  A specific allowance provision of $27,000 was made for the nine- and three month period ended March 31, 2011.

Fair Value Measurements at June 30, 2010 .
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Impaired loans: One- to four-family	$4,466	$-	$-	$4,466

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

9.  Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired loans, which are measured for impairment using the fair value of this collateral for collateral-dependent loans, with allocated allowance for loan losses had a carrying amount of $5.4 million with a valuation allowance of $904,000 at June 30, 2010.

The following table is a disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value.  For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows.  Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

The following methods were used to estimate the fair value of all other financial instruments at March 31, 2011 and June 30, 2010:

Cash and cash equivalents and interest-bearing deposits:  The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

Held-to-maturity securities:  For held-to-maturity securities, fair value is estimated by using pricing models, quoted price of securities with similar characteristics, which is level 2 pricing for the other securities.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2011
(unaudited)

9.  Disclosures About Fair Value of Assets and Liabilities (continued)

Federal Home Loan Bank advances:  The fair value of these advances is estimated using the rates currently offered for similar advances of similar remaining maturities or, when available, quoted market prices.

Advances by borrowers for taxes and insurance and accrued interest payable:  The carrying amount presented in the consolidated statement of financial condition is deemed to approximate fair value.

Commitments to extend credit:  For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  The fair value of outstanding loan commitments at March 31, 2011 and June 30, 2010, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2011 and June 30, 2010 are as follows:

	March 31, 2011		June 30, 2010
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In Thousands)
Financial assets
Cash and cash equivalents	$6,314	$6,314	$8,362	$8,362
Interest-earning deposits	100	100	100	100
Available-for-sale securities	209	209	246	246
Held-to-maturity securities	7,385	7,778	9,435	10,026
Loans held for sale	325	336	370	383
Loans receivable - net	183,212	190,504	190,618	198,203
Federal Home Loan Bank stock	5,641	n/a	5,641	n/a
Accrued interest receivable	503	503	518	518

Financial liabilities
Deposits	$142,411	$144,675	$144,969	$147,280
Federal Home Loan Bank advances	25,926	24,778	32,009	30,590
Advances by borrowers for taxes and insurance	321	321	335	335
Accrued interest payable	113	113	145	145

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

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2011			2010
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$190,950	$7,644	5.34%	$191,390	$7,984	5.56%
Mortgage-backed securities	8,689	277	4.25	11,502	367	4.25
Other securities	1,264	2	0.21	5,274	135	3.41
Other interest-earning assets	12,826	184	1.91	8,735	197	3.01
Total interest-earning assets	213,729	8,107	5.06	216,901	8,683	5.34

Less: Allowance for loan losses	(1,532)			(1,292)
Non-interest-earning assets	23,228			22,857
Total assets	$235,425			$238,466

Interest-bearing liabilities:
Demand deposits	$13,727	$65	0.63%	$12,594	$80	0.85%
Savings	30,690	227	0.99	29,513	217	0.98
Certificates of deposit	99,994	1,712	2.28	100,035	2,359	3.14
Total deposits	144,411	2,004	1.85	142,142	2,656	2.49
Borrowings	30,817	545	2.36	35,817	1,195	4.45
Total interest-bearing liabilities	175,228	2,549	1.94	177,959	3,851	2.89

Noninterest-Bearing demand deposits	942			699
Noninterest-bearing liabilities	1,826			2,513
Total liabilities	177,996			181,171

Shareholders’ equity	57,429			57,295
Total liabilities and shareholders’ equity	$235,425			$238,466
Net interest income/average yield		$5,558	3.12%		$4,832	2.45%
Net interest margin			3.47%			2.97%
Average interest-earning assets to average interest-bearing liabilities			121.97%			121.88%

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended March 31, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2011			2010
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$188,757	$2,485	5.27%	$193,052	$2,701	5.60%
Mortgage-backed securities	7,845	84	4.28	10,860	115	4.24
Other securities	711	1	0.56	5,157	44	3.41
Other interest-earning assets	12,127	65	2.14	9,580	64	2.67
Total interest-earning assets	209,440	2,635	5.03	218,649	2,924	5.35

Less: Allowance for loan losses	(1,545)			(1,618)
Non-interest-earning assets	23,064			23,112
Total assets	$230,959			$240,143

Interest-bearing liabilities:
Demand deposits	$13,880	$16	0.46%	$14,656	$22	0.60%
Savings	31,020	77	0.99	29,796	72	0.97
Certificates of deposit	97,994	491	2.00	101,490	720	2.84
Total deposits	142,894	584	1.64	145,942	814	2.23
Borrowings	27,363	141	2.06	36,342	389	4.28
Total interest-bearing liabilities	170,257	725	1.70	182,284	1,203	2.64

Noninterest-Bearing demand deposits	757			1,054
Noninterest-bearing liabilities	1,488			1,997
Total liabilities	172,502			185,335

Shareholders’ equity	58,457			54,808
Total liabilities and shareholders’ equity	$230,959			$240,143
Net interest income/average yield		$1,910	3.33%		$1,721	2.71%
Net interest margin			3.65%			3.15%
Average interest-earning assets to average interest-bearing liabilities			123.01%			119.95%

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2010 to March 31, 2011

Assets:  At March 31, 2011, the Company’s assets totaled $228.7 million, an decrease of $8.3 million, or 3.5%, from total assets at June 30, 2010.  This decrease was attributed primarily to a decrease in loans receivable.

Cash and cash equivalents: Cash and cash equivalents decreased by $2.0 million to $6.3 million at March 31, 2011.  It is management’s intention to continue deploying excess liquidity into mortgage loans and investment securities to the extent possible, while maintaining adequate liquidity at all times.

Loans:  Loans receivable, net, decreased by $7.4 million or 3.9% to $183.2 million at March 31, 2011.  The foreclosure of loans made primarily to one borrower resulted in the charge-off of $1.3 million and the addition of $3.3 million in property to other real estate owned.  See “Non-Performing Loans.”  Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.  However, loan demand has weakened as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a strong footing.

Non-Performing Loans:  At March 31, 2011, the Company had non-performing loans of approximately $2.9 million, or 1.6% of total loans, compared to $7.8 million or 4.05%, of total loans at June 30, 2010.  At March 31, 2011, the Company’s allowance for loan losses of $882,000 represented 30.9% of nonperforming loans and 0.48% of total loans compared to an allowance balance of $1.5 million at June 30, 2010, representing 19.72% of nonperforming loans and 0.8% of total loans.

The Company had $7.4 million in assets classified as substandard for regulatory purposes at March 31, 2011, including loans and real estate acquired through foreclosure (“REO”).  Classified loans as a percentage of net loans was 3.8% and 3.7% at March 31, 2011 and June 30, 2010, respectively.  All substandard loans were secured by residential property on which the banks have priority lien position.  The table below summarizes substandard loans and negative escrows on those loans at March 31, 2011:

	Number
	of	Carrying
	Loans	Value
1-4 family, owner occupied	26	$1,637
1-4 family, non-owner occupied	5	880
Multi-family, non-owner occupied	2	1,059
Total substandard loans	33	$3,576

Previously included in classified loans was one credit relationship which was determined to be impaired during the three-month period ended December 31, 2009.  Since that time foreclosure action has been effectively completed as of March 31, 2011.  The Company had been overseeing the rental units under its assignment of rents before acquiring deed to the properties.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2010 to March 31, 2011 (continued)

At March 31 2011, the Company had $342,000 of loans classified as special mention compared to $269,000 at June 30, 2010.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.  At March 31, 2011, no loans were classified as doubtful or loss for regulatory purposes.  For further information on non-performing loans see “Note 6.  Loans Receivable” of the Notes to Consolidated Financial Statements set forth in Item 1, above.

The following table presents the aggregate carrying value of REO at March 31, 2011:

	Number	Aggregate
	of	Carrying
	Properties	Value
Single-family homes	39	$1,927
2-4 family properties	12	1,488
16-plex	1	236
Building lot	1	15
Total substandard loans	53	$3,666

Mortgage-Backed and other Securities:  At March 31, 2011, the Company’s mortgage-backed securities had decreased $2.1 million or 21.6% to $7.6 million.

Liabilities: At March 31, 2011, the Company’s liabilities totaled $170.4 million, a decrease of $8.7 million, or 4.9%, from total liabilities at June 30, 2010.  The decrease in liabilities was attributed primarily to a $6.1 million, or 19.0%, decrease in Federal Home Loan Bank advances, which decreased to $25.9 million at March 31, 2011, Deposits also decreased $2.6 million or 1.8% to $142.4 million at March 31, 2011.  Management’s strategy regarding the restructuring of its advances has been successful.  Our need for advances funding is directly related to loan demand.  Our strategy has allowed us to refinance our borrowings at lower overall interest rates and to repay excess funds without incurring penalties.

Shareholders’ Equity:  At March 31, 2011, the Company’s shareholders’ equity totaled $58.3 million, an increase of $487,000 or 0.8% from the June 30, 2010 total.

The Company paid dividends of $856,000 or 71.3% of net income for the nine-month period just ended.  First Federal MHC has waived its right to dividends on its common shares of the Company.  The Company believes that a strong dividend is appropriate in light of the high level of capital that both banks now have.  At March 31, 2011, capital on a consolidated basis and at each of the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth.  Management cannot speculate on future dividend levels.  Various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared.  However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2011 and 2010

General

Net income totaled $1.2 million for the nine months ended March 31, 2011, an increase of $1.1 million from net income of $131,000 for the same period in 2010.  The increase was primarily attributable to higher net interest income and lower provision for loan losses.

Net Interest Income

Net interest income increased $726,000 or 15.0% to $5.6 million for the nine-month period ended March 31, 2011, compared to the 2010 period, due to interest expense decreasing at a faster pace than interest income.  Interest income decreased by $576,000, or 6.6%, to $8.1 million, while interest expense decreased $1.3 million or 33.8% to $2.5 million for the nine months ended March 31, 2011.

Interest income on loans decreased $340,000 or 4.3% to $7.6 million, due primarily to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the nine-month period ended March 31, 2011, decreased $440,000 or 0.2% to an average of $191.0 million for the nine months just ended, while the average rate earned declined 22 basis points to 5.34% for the period just ended.  Interest income on mortgage-backed residential securities and other securities decreased $90,000 or 24.5% and $133,000 or 98.5%, respectively, to $277,000 and $2,000, respectively, for the nine months ended March 31, 2011.  The decrease in the income from securities was related to reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company.  There were no sales of investments during the nine-month period just ended.

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $652,000 or 24.5% to $2.0 million for the nine-month period ended March 31, 2011, while interest expense on borrowings declined $650,000 or 54.4% to $545,000 for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits, as the average balance of deposits increased period to period.  The average rate paid on deposits decreased 64 basis points to 1.85% for the most recent period, while the average balance of deposits increased $2.3 million or 1.60% to $144.4 million.  The decline in interest expense on borrowings was attributed primarily to lower rates paid on those borrowings outstanding, as the average rate paid declined 209 basis points to 2.36% for the most recent period.  The average balance of borrowings outstanding decreased $5.0 million or 14.0% to $30.8 million for the recently ended nine-month period.  If the general level of interest rates remains steady, we expect to see our time deposits continue to reprice to lower levels, although the rate of repricing will decline over time.  The decline in deposit repricing will likely cause the increase in our net interest margin to plateau.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $669,000 during the nine months ended March 31, 2011, compared to a provision of $1.1 million for the nine months ended March 31, 2010.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2011 and 2010 (continued)

Non-interest Income

Non-interest income totaled $219,000 for the nine months ended March 31, 2011, an increase of $13,000 from the same period in 2010, primarily as a result of an increase of $11,000 or 11.5% in net gains on sales of loans.  The Company continues to sell long-term, fixed rate mortgages to the Federal Home Loan Bank of Cincinnati under the relationship that has been used for a number of years.

Non-interest Expense

Non-interest expense totaled $3.9 million for the nine months ended March 31, 2011, an increase of $171,000, or 4.6%, compared to the same period in 2010.  The increase was due primarily to an increase in other operating expense.

Other operating expense totaled $672,000 for the nine months ended March 31, 2011, an increase of $194,000, or 40.6%, from the same period in 2010, primarily as a result of increased OREO expenses, legal fees and other outside service fees.  OREO expenses were $44,000 for the most recent nine-month period, compared to $6,000 for the year ago period, and were primarily attributed to water damage sustained in a single dwelling unit.  Foreclosure costs were $45,000 for the nine months ended March 31, 2011, while no comparable costs were charged in the prior year.  Legal fees were $105,000 for the nine months ended March 31, 2011, an increase of $42,000 or 65.6%, due chiefly to the Company’s recently settled dispute with the Internal Revenue Service.  Outside service fees increased $37,000 or 80.4% to $84,000 for the nine-month period just ended, and were associated with various consulting work and information technology fees.

Federal Income Tax Expense (Benefit)

The benefit from federal income taxes totaled $6,000 for the nine months ended March 31, 2011, a decrease of $72,000, compared to federal income tax expense recognized in the prior year period.  The Company recognized a $403,000 tax refund it was due from the Internal Revenue Service pursuant to a United States Tax Court decision signed February 3, 2011.  The effective tax rates were (0.5)% and 33.5% for the nine-month periods ended March 31, 2011 and 2010, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010

General

Net income totaled $444,000 for the three months ended March 31, 2011, an increase of $142,000 or 47.0% from the net income of $302,000 for the same period in 2010.  The increase was primarily attributable to the refund of federal taxes and higher net interest income.

Net Interest Income

Net interest income increased $189,000 or 11.0% to $1.9 million for the three month period ended March 31, 2011, compared to the 2010 period, due to interest expense decreasing at a faster pace than interest income.  Interest income decreased by $289,000, or 9.9%, to $2.6 million, while interest expense decreased $478,000 or 39.7% to $725,000 for the three months ended March 31, 2011.

Interest income on loans decreased $216,000 or 8.0% to $2.5 million, due primarily to a decrease in the average rate earned on the loan portfolio.  The average balance of loans outstanding for the three month period ended March 31, 2011, decreased $4.3 million or 2.2% to an average of $188.8 million for the three months just ended, while the average rate earned declined 33 basis points to 5.27%.  Interest income on securities decreased $74,000 or 46.5% to $85,000 for the three months ended March 31, 2011, primarily as a result of maturity of the investment securities.  The average balance of other securities outstanding declined from $5.2 million for the three months ended March 31, 2010 to $711,000 for the current period ended, while average mortgage-backed residential securities decreased $3.0 million or 27.8% to $7.8 million for the three month period ended March 31, 2011.  The average rate earned on mortgage-backed securities was 4.28% for the most recent quarterly period compared to 4.24% for the prior year period.  The average rate earned on other securities decreased 285 basis points to 0.56% for the period just ended.

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $230,000 or 28.3% to $584,000 for the three-month period ended March 31, 2011, while interest expense on borrowings declined $248,000 or 63.8% to $141,000 for the same period.  The decline in interest expense on deposits was attributed both to a reduction in the average rate paid on the deposits as well as a decrease in the average balance of deposits period to period.  The average rate paid on deposits decreased 59 basis points to 1.64% for the most recent period, while the average balance of interest-bearing deposits decreased $3.0 million or 2.1% to $142.9 million.  The decline in interest expense on borrowings was attributed both to lower interest rates paid and lower average borrowings outstanding.  The average balance of borrowings declined $9.0 million or 24.7% to $27.4 million for the most recent period, while the average rate paid on borrowings decreased 222 basis points to 2.06% for the recently ended three-month period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2011 and 2010 (continued)

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision for losses on loans of $601,000 during the three months ended March 31, 2011, compared to a provision of $71,000 for the three months ended March 31, 2010.  The provision for loan loss in the most recent quarter was necessary to restore the Company’s loan loss reserves to a level that management determined appropriate.  The Company’s loan loss reserves were substantially depleted when charges were recorded upon the foreclosure of a single credit.  REO was recorded using an updated, lower appraisal value on the project.  For further information on the amounts charged off during the period, see “Note 7 Allowance for Loan Losses” in the Notes to Consolidated Financial Statements set forth in Item 1, above.  The project includes 34 rental modular homes, which have a high occupancy rate and represent approximately one-half of the homes in the development.  Because the properties are expected to provide more than adequate cash flow for upkeep and management, the Company plans to market these properties collectively.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $65,000 for the three months ended March 31, 2011, a decrease of $12,000 from the same period in 2010, primarily as a result of a decrease in the gain on sales of loans.  The gain on sale of  loans was $15,000 for the recent quarter ended, a decrease of $22,000 or 59.5%, compared three-month period in 2010.  The volume of the loans sold decreased from $1.3 million in the year-ago quarter to $487,000 for the recently ended quarter.

Non-interest Expense

Non-interest expense totaled $1.3 million for the three months ended March 31, 2011, an increase of $37,000, or 2.9%, compared to the same period in 2010.  The increase was due primarily to an increase in other operating expenses.  Other operating expense totaled $230,000 for the three months ended March 31, 2011, an increase of $79,000, or 52.3%, from the same period in 2010, primarily as a result of increased foreclosure costs and legal fees.  REO expenses and foreclosure costs were $17,000 and $29,000, respectively, for the most recent quarterly period, while legal fees increased $15,000 or 71.4% to $36,000 for the quarter just ended.

Federal Income Tax Expense

The benefit for federal income taxes totaled $375,000 for the three months ended March 31, 2011, compared to $157,000 federal income tax expense in the same period in 2010.  The benefit for federal income tax was due primarily to a $403,000 tax refund the Company recognized.  The effective tax rates were (287.1)% and 34.2% for the three-month periods ended March 31, 2011 and 2010, respectively.

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

During the quarter ended March 31, 2011, management evaluated its method of calculating the number of shares to be released for its employee stock ownership plan (“ESOP”), as well as ita accounting associated with the ESOP.  In connection with its review and evaluation, management has initiated the following changes:

•	Changed the method of calculating the number of shares to be committed to be released to participants; and

•	Segregated the dividends associated with unallocated ESOP shares from Company funds.

As a result of taking the above actions, management has concluded that it has remediated the material weakness identified during the quarter ended December 31, 2010.  Notwithstanding the evaluation and initiation of these remediation actions, the identified material weaknesses in our internal controls over financial reporting, which were described in Item 9A of our Form 10-K for the year ended June 30, 2010, will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively.

Kentucky First Federal Bancorp

PART II

ITEM 1.          Legal Proceedings

Not applicable.

ITEM 1A.       Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.          Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2011.

			Total # of	Maximum # of shares
		Average	shares purchased	that may yet be
	Total	price paid per share	publicly announced	purchased under
Period	# of shares purchased	(incl commissions)	plans or programs	the plans or programs
January 1-31, 2011	—	$—	—	97,500
February 1-28, 2011	5,000	$—	—	92,500
March 1-31, 2011	—	$—	—	92,500

(1)  On May 14, 2010, the Company announced the completion of the stock repurchase program begun on October 17, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

ITEM 3.                   Defaults Upon Senior Securities

Not applicable.

ITEM 4.                   Removed and Reserved.

Not applicable.

ITEM 5.                   Other Information

None.

ITEM 6.                   Exhibits

3.11	Charter of Kentucky First Federal Bancorp
3.21	Bylaws of Kentucky First Federal Bancorp
4.11	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date: May 16, 2011	By:	/s/ Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date: May 16, 2011	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer