Form 10-K
period 2011-06-30
Kentucky First Federal Bancorp
filed 2011-09-28
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No ☒

The aggregate market value of the common stock held by nonaffiliates was $24.9 million as of June 30, 2011.

Number of shares of common stock outstanding as of September 23, 2011:  7,784,689

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.      Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2011. (Part II)
2.      Portions of Proxy Statement for the 2011 Annual Meeting of Stockholders.  (Part III)

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

At June 30, 2011, Kentucky First had total assets of $226.1 million, deposits of $139.9 million and stockholders’ equity of $58.7 million.  The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960.  First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky.  It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate.  To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Frankfort.  At June 30, 2011, First Federal of Hazard had total assets of $101.7 million, net loans of $73.7 million, total mortgage-backed and other securities of $6.8 million, deposits of $72.3 million and total capital of $19.6 million.

First Federal Savings Bank of Frankfort.  First Federal of Frankfort is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Anderson, Scott, Shelby, Woodford and other counties in Kentucky.  First Federal of Frankfort also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property.  At June 30, 2011, First Federal of Frankfort had total assets of $139.0 million, net loans of $109.0 million, deposits of $86.5 million and total capital of $32.8 million.

First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Frankfort operate in two distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky.  The economy in its market area has been distressed in recent years.   The local economy depends on the coal industry and other industries, such as health care and manufacturing.  Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States.  In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $30,104 in 2009, compared to personal income of $32,258 in Kentucky and $39,635 in the United States.  Total population in Perry County has remained stable over the last five years at approximately 30,000.  However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the trade, transportation and utilities industry (18.1%), the mining industry (17.4%), and the services sector, including health care (15.6%).   During the last five years, the unemployment rate has been 6.9% or higher, and in June 2011, was 10.1%, compared to 9.5% in Kentucky and 9.5% in the United States.

First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending originated on properties located in Franklin County.  Franklin County has a population of approximately 49,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky.  The primary employer in the area is the state government, which employs about 38.8% of the work force.  In addition, there are several large industrial, financial and government employers in the community.  Despite this large, relatively stable source of employment, the unemployment rate was 8.4% in June 2011 after having experienced an unemployment rate which had ranged from 4.7to 9.0% in prior years.

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

Residential Mortgage Loans.  Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas.  At June 30, 2011, residential mortgage loans totaled $164.4 million, or 89.5% of our total loan portfolio.  We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 40 years.  Adjustable-rate loans have an initial fixed term of one, three, five or seven years.  After the initial term, the rate adjustments on First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes.  The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions.  Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2011, the Company’s loan portfolio included $114.1 million in adjustable-rate one- to four-family residential mortgage loans, or 71.9%, of the Company’s one- to four-family residential mortgage loan portfolio.

The retention of adjustable-rate loans in the portfolio helps reduce our exposure to increases in prevailing market interest rates.  However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans.  It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers.  However, despite their popularity in some parts of the country, neither bank has offered adjustable-rate loans that contractually allow for negative amortization.  Such loans, under some circumstances, can cause the balance of a closed-end loan to exceed the original balance and perhaps surpass the value of the collateral.  Further, although adjustable-rate loans allow us to increase the sensitivity of our interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations.  Accordingly, there can be no assurance that yields on our adjustable-rate loans will fully adjust to compensate for increases in our cost of funds.  Finally, adjustable-rate loans may decrease at a pace faster than decreases in our cost of funds, resulting in reduced net income.

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

Construction Loans.  We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property.  On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale.  At June 30, 2011, construction loans totaled $1.1 million, or 0.6%, of our total loan portfolio.  Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year.  Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value.  Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family and Nonresidential Loans.  As opportunities arise, we offer mortgage loans secured by multi-family (residential property comprised of five or more units) or nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes.  At June 30, 2011, multi-family and nonresidential loans totaled $4.5 million and $12.2 million, respectively, or 2.5% and 6.6%, respectively, of our total loan portfolio.  We originate multi-family and nonresidential real estate loans for terms of generally 25 years or less.  Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Consumer Lending.  Our consumer loans include home equity lines of credit and loans secured by savings deposits.  At June 30, 2011, our consumer loan balance totaled $7.2 million, or 3.9%, of our total loan portfolio.  Of the consumer loan balance at June 30, 2011, $4.8 million were home equity loans and $2.4 million were loans secured by savings deposits.

Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate and have terms of up to 10 years.  Most of First Federal of Frankfort’s home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage.  First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers.  These loans are not secured by private mortgage insurance.  First Federal of Frankfort’s home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due.  First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%.  Interest rates on these loans can be adjusted monthly.  At June 30, 2011, the total outstanding home equity loans amounted to 2.5% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance.  The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan.  At June 30, 2011, loans on savings accounts totaled 1.3% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in our case, since all of our consumer loans are secured loans.

Loan Originations, Purchases and Sales.  Loan originations come from a number of sources.  The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents.  We currently do not purchase loans.  First Federal of Frankfort sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”).  We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans.  At June 30, 2011, $15.0 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

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

Loans to One Borrower.  The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses.  At June 30, 2011, the regulatory limit on loans to one borrower was $3.0 million for First Federal of Hazard and $2.8 million for First Federal of Frankfort.  Neither of the banks had lending relationships in excess of their respective lending limits.  However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability.  As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted.  At June 30, 2011, no commitment losses were reflected in a separate liability.

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

At June 30, 2011, our investment portfolio consisted of  mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less.  The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Frankfort owns several Bank Owned Life Insurance policies totaling $2.6 million at June 30, 2011.  The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Frankfort’s defined benefit retirement plan and First Federal of Frankfort’s health insurance plan.  The lives of certain key Bank employees are insured, and First Federal of Frankfort is the sole beneficiary and will receive any benefits upon the employee’s death.  The policies were purchased from four highly-rated life insurance companies.  The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Frankfort.  The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis.  The growth of the value of the asset will be recorded as other operating income.  Management does not foresee any expense associated with the plan.  Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes.  Under such limitations, as of June 30, 2011, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $3.1 million and $4.2 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2010, First Federal of Hazard had a deposit market share of 13.3% in Perry County.  Its largest competitors, Peoples Bank & Trust Company of Hazard (approximately $283 million in assets), Community Trust Bank, Inc. (approximately $3.5 billion in assets) and 1st Trust Bank (approximately $129 million in assets), have Perry County deposit market shares of 42.3%, 16.6% and 18.0%, respectively.  First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers.  Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Frankfort’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments.  First Federal of Frankfort principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff.  According to the FDIC, at June 30, 2010, First Federal of Frankfort had a deposit market share of 8.9%.  Its largest competitors for depositors are the Farmers Bank and Capital Trust ($767 million in assets) at a 44.5% market share, Whitaker Bank ($1.5 billion in assets) at 16.9%, Mainsource Bank ($2.8 billion in assets) at 6.9%, Fifth Third Bank ($108.7 billion in assets) at 5.8%, and Republic Bank ($3.0 billion in assets) at 3.2%.  The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($893.2 million in assets) and the Kentucky Employees Credit Union ($57.9 million in assets).  First Federal of Frankfort competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies.  First Federal of Frankfort principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers.  In addition, First Federal of Frankfort believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.  Despite First Federal of Frankfort’s small size relative to the many and various other depository and lending institutions in its market area, First Federal of Frankfort usually ranks first with respect to the origination of single-family purchase mortgages made on properties located in Franklin County.  Nevertheless, the level of competition in First Federal of Frankfort’s market area has limited, to a certain extent, the lending opportunities in its market area.

Personnel
At June 30, 2011, we had 37 full-time employees and one part-time employee, none of whom was represented by a collective bargaining unit.  We believe our relationship with our employees is good.

Regulation and Supervision

General.  First Federal of Hazard and First Federal of Frankfort are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as their primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of deposits.  First Federal of Hazard and First Federal of Frankfort are each members of the Federal Home Loan Bank System and their deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation.  First Federal of Hazard and First Federal of Frankfort must each file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning their activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions.  There are periodic examinations by the Office of the Comptroller of the Currency and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal of Hazard’s and First Federal of Frankfort’s safety and soundness and compliance with various regulatory requirements.  This regulatory structure is intended primarily for the protection of the insurance fund and depositors.  The Federal Reserve Board, the agency that regulates and supervises bank holding companies, now supervises and regulates Kentucky First Federal MHC.  Kentucky First and First Federal MHC, as savings and loan holding companies, are required to file certain reports with, and are subject to examination by, and otherwise are required to comply with the rules and regulations of the Federal Reserve Board.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) makes extensive changes in the regulation of federal savings banks such as First Federal of Hazard and First Federal of Frankfort.  Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, which is the agency that is primarily responsible for the regulation and supervision of national banks on July 21, 2011.  The Office of the Comptroller of the Currency assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board.  The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and has authority to impose new requirements.  However, institutions of less than $10 billion in assets, such as First Federal of Hazard and First Federal of Frankfort, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator.

In addition, the Dodd-Frank Act, among other things, requires changes in the way that institutions are assessed for deposit insurance, mandates the imposition of consolidated capital requirements on savings and loan holding companies, requires that originators of securitized loans retain a percentage of the risk for the transferred loans, reduces the federal preemption afforded to federal savings associations and contains a number of reforms related to mortgage origination.  Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be assessed by management.  However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance costs for the Banks and the Company.

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

Regulation of Federal Savings Institutions

Business Activities.  Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of the Comptroller of the Currency, govern the activities of federal savings institutions, such as First Federal of Hazard and First Federal of Frankfort.  These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage.  In particular, certain lending authority for federal savings institutions, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching.  Federal savings institutions are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of the Comptroller of the Currency.

Capital Requirements. The Office of the Comptroller of the Currency’s capital regulations require federal savings institutions to meet three minimum capital standards:  a 1.5% tangible capital to total assets ratio, a 4% leverage ratio (3% for institutions receiving the highest examination rating under the CAMELS examination rating system) and an 8% risk-based capital ratio.  In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard, a 4% leverage ratio (3% for institutions receiving the highest examination rating on the CAMELS system) and, together with the risk-based capital standard itself, a 4% Tier 1 risk-based capital standard.  The Office of the Comptroller of the Currency regulations also require that, in meeting the tangible, leverage and risk-based capital standards, institutions must generally deduct investments in and loans to subsidiaries engaged in activities as principal that are not permissible for a national bank.

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity instruments) to risk-weighted assets of at least 4% and 8%, respectively.  In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100% assigned by capital regulation based on the risks believed inherent in the type of asset.  Core (Tier 1) capital is defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships.  The components of supplementary capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values.  Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances.  At June 30, 2011, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

Prompt Corrective Regulatory Action.  The Office of the Comptroller of the Currency is required to take certain supervisory actions against undercapitalized institutions, the severity of which depends upon the institution’s degree of undercapitalization.  Generally, a savings institution that has a ratio of total capital to risk weighted assets of less than 8%, a ratio of Tier 1 (core) capital to risk-weighted assets of less than 4% or a ratio of core capital to total assets of less than 4% (3% or less for institutions with the highest examination rating) is considered to be “under-capitalized.”  A savings institution that has a total risk-based capital ratio of less than 6%, a Tier 1 capital ratio of less than 3% or a leverage ratio that is less than 3% is considered to be “significantly undercapitalized” and a savings institution that has a tangible capital to assets ratio equal to or less than 2% is deemed to be “critically undercapitalized.”  Subject to a narrow exception, the Office of the Comptroller of the Currency is required to appoint a receiver or conservator within specified time frames for an institution that is “critically undercapitalized.”  An institution must file a capital restoration plan with the Office of the Comptroller of the Currency within 45 days of the date it receives notice that it is “undercapitalized,” “significantly undercapitalized,” or “critically undercapitalized.”  Compliance with the plan must be guaranteed by any parent holding company up to the lesser of 5% of the savings institution’s total assets when it was deemed to be “undercapitalized” or the amount necessary to achieve compliance with applicable capital requirements.  In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized institution, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion.  “Significantly undercapitalized” and “critically undercapitalized” institutions are subject to more extensive mandatory regulatory actions.  The Office of the Comptroller of the Currency could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors.

Loans to One Borrower.  Federal law provides that savings institutions are generally subject to the limits on loans to one borrower applicable to national banks.  Generally, subject to certain exceptions, a savings institution may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus.  An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness.  As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness.  The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired.  If the Office of the Comptroller of the Currency determines that a savings institution fails to meet any standard prescribed by the guidelines, the Office of the Comptroller of the Currency may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions.  Office of the Comptroller of the Currency regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger.  Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency.  If an application is not required, the institution must still provide prior notice to the Federal Reserve Board of the capital distribution if, like First Federal of Hazard and First Federal of Frankfort, it is a subsidiary of a holding company as well as an informational notice to the Office of the Comptroller of the Currency.  If First Federal of Hazard’s or First Federal of Frankfort’s capital were ever to fall below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted.  In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test.  Federal law requires savings institutions to meet a qualified thrift lender test.  Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities) in at least 9 months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions.  The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations.  At June 30, 2011, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

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

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors.  However, that law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws.  Under such laws, First Federal of Hazard’s and First Federal of Frankfort’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited.  The law restricts both the individual and aggregate amount of loans First Federal of Hazard and First Federal of Frankfort may make to insiders based, in part, on First Federal of Hazard’s and First Federal of Frankfort’s respective capital positions and requires certain board approval procedures to be followed.  Such loans must be made on terms, including rates and collateral, substantially the same as those offered to unaffiliated individuals prevailing at the time for comparable loans with persons not related to the lender and not involve more than the normal risk of repayment.  There are additional restrictions applicable to loans to executive officers.

Enforcement.  The Office of The Comptroller of the Currency has primary enforcement responsibility over federal savings institutions and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution.  Formal enforcement action may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to appointment of a receiver or conservator or termination of deposit insurance.  Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases.  The Federal Deposit Insurance Corporation has authority to recommend to the Director of the Office of the Comptroller of the Currency that enforcement action to be taken with respect to a particular savings institution.  If action is not taken by the Director, the Federal Deposit Insurance Corporation has authority to take such action under certain circumstances.  Federal law also establishes criminal penalties for certain violations.

Assessments.  Federal savings banks were previously required to pay assessments to the Office of Thrift Supervision to fund its operations.  The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, its financial condition and the complexity of its portfolio.  The Office of the Comptroller of the Currency similarly assesses its regulated institutions to fund its operations.

Insurance of Deposit Accounts.  The deposits of both First Federal of Hazard and First Federal of Frankfort are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s existing risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned.  Effective April 1, 2009, assessment rates ranged from seven to 77.5 basis points.  On February 7, 2011, the Federal Deposit Insurance Corporation issued final rules, effective April 1, 2011, implementing changes to the assessment rules resulting from the Dodd-Frank Act.  Initially, the base assessment rates will range from two and one half to 45 basis points.  The rate schedules will automatically adjust in the future when the Deposit Insurance Fund reaches certain milestones.  No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Due to difficult economic conditions, deposit insurance per account owner has been raised to $250,000 for all types of accounts. That coverage was made permanent by the Dodd-Frank Act.  In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest- bearing transaction accounts would receive unlimited insurance coverage until June 30, 2010, subsequently extended to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012.  The Bank and the Company made the business decision to decline participation in both programs.  The Dodd-Frank Act adopted unlimited coverage for certain noninterest-bearing transactions accounts for January 1, 2011 through December 31, 2012, with no apparent opt out option.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly and during the four quarters ended June 30, 2011 averaged 1.04 basis points of assessable deposits.

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

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or the Office of the Comptroller of the Currency.  Management does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System.  First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks.  The Federal Home Loan Bank provides a central credit facility primarily for member institutions.  As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank.  First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2011, of $2.1 million and $3.5 million, respectively.

Community Reinvestment Act. All federal savings institutions have a continuing and affirmative obligation consistent with its safe and sound operation to help meet the credit needs of its entire community, including low and moderate income neighborhoods.  The Community Reinvestment Act does not establish specific lending requirements or programs for financial institutions nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the Community Reinvestment Act.  The Community Reinvestment Act requires the Office of the Comptroller of the Currency, in connection with its examination of a savings institution, to assess the institution’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications by such institution.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of the Comptroller of the Currency to provide a written evaluation of an institution’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system.  First Federal of Hazard and First Federal of Frankfort each received a “Satisfactory” rating as a result of their most recent Community Reinvestment Act assessments.

Holding Company Regulation

General.  Kentucky First and First Federal MHC are savings and loan holding companies within the meaning of federal law.  As such, they are registered with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities.  In addition, the Federal Reserve Board has enforcement authority over Kentucky First and First Federal MHC and their non-savings institution subsidiaries.  Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to First Federal of Hazard and/or First Federal of Frankfort.

Restrictions Applicable to Mutual Holding Companies.  According to federal law and Federal Reserve Board regulations, a mutual holding company, such as First Federal MHC, may generally engage in the following activities:  (1) investing in the stock of insured depository institutions and acquiring them by means of a merger or acquisition; (2) investing in a corporation the capital stock of which may be lawfully purchased by a savings association under federal law; (3) furnishing or performing management services for a savings association subsidiary of a savings and loan holding company; (4) conducting an insurance agency or escrow business; (5) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of the savings and loan holding company; (6) holding or managing properties used or occupied by a savings association subsidiary of the savings and loan holding company; (7) acting as trustee under deed or trust; (8) any activity permitted for multiple savings and loan holding companies by Federal Reserve Board regulations; (9) any activity permitted by the Board of Governors of the Federal Reserve System for bank holding companies and financial holding companies; and (10) any activity permissible for service corporations.  Legislation, which authorized mutual holding companies to engage in activities permitted for financial holding companies, expanded the authorized activities.  Financial holding companies may engage in a broad array of financial services activities, including insurance and securities.

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings institution, or its holding company, without prior written approval of the Federal Reserve Board.  Federal law also prohibits a savings and loan holding company from acquiring or retaining control of a depository institution that is not insured by the Federal Deposit Insurance Corporation.  In evaluating applications by holding companies to acquire savings institutions, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings institutions in more than one state, except:  (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings institution specifically permit such acquisitions.  The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements.  Savings and loan holding companies are not currently subject to specific regulatory capital requirements.  The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.  This will eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital.  Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less.  There is a five year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength.  The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies.  The regulatory agencies must promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

Federal savings institutions must notify the Federal Reserve Board prior to paying a dividend to the Company.  The Federal Reserve Board may disapprove a dividend if, among other things, the Federal Reserve Board determines that the federal savings institution would be undercapitalized on a pro forma basis or the dividend is determined to raise safety or soundness concerns.

Stock Holding Company Subsidiary Regulation.  Federal Reserve Board regulations govern the two-tier mutual holding company form of organization and subsidiary stock holding companies that are controlled by mutual holding companies.  Kentucky First is the stock holding company subsidiary of First Federal MHC.  Kentucky First is only permitted to engage in activities that are permitted for First Federal MHC subject to the same restrictions and conditions.

Waivers of Dividends by First Federal MHC.  Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive receipt of our dividends from Kentucky First.  The Dodd-Frank Act addresses the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board.  The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver.  The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act.  The Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form.  Under the previous Office of Thrift Supervision waiver regulations, Kentucky First has been granted such a waiver and dividends were paid to the Company’s shareholders on 22, 2010, February 22, May 17 and August 16, 2011 were waived by First Federal MHC.  For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Frankfort to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

Conversion of First Federal MHC to Stock Form.  Office of Thrift Supervision regulations permit First Federal MHC to convert from the mutual form of organization to the capital stock form of organization.  In a conversion transaction, a new holding company would be formed as successor to First Federal MHC, its corporate existence would end, and certain depositors would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than First Federal MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than First Federal MHC own the same percentage of common stock in the new holding company as they owned in us immediately before conversion. Under Federal Reserve Board regulations, stockholders other than First Federal MHC would not be diluted because of any dividends waived by First Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio, provided that the mutual holding company involved was formed, engaged in a minority offering and waived dividends prior to December 1, 2009), in the event First Federal MHC converts to stock form. First Federal MHC was formed, engaged in a minority stock offering and waived dividends prior to December 1, 2009.  The total number of shares held by stockholders other than First Federal MHC after a conversion transaction also would be increased by any purchases by stockholders other than First Federal MHC in the stock offering conducted as part of the conversion transaction.

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

Federal Taxation.  The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us.  Our federal income tax returns are being examined for the tax year ended June 30, 2006 (tax year 2005) and are subject to examination for years 2005 and later.  For the 2011 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34.0%.

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

We intend to efficiently utilize excess liquidity at either Bank or Kentucky First by buying and selling whole loans or participations in loans between First Federal of Hazard and First Federal of Frankfort, with the originating bank retaining servicing of any loans sold, or by making deposits into accounts at either bank, subject to regulatory limitations, in order to maximize the potential earnings of each bank.  This strategy will not succeed if we do not maintain sufficient loan demand at First Federal of Frankfort or sufficient deposit growth and retention at First Federal of Hazard.  At June 30, 2011 Frankfort First had total real estate loans of $104.0 million, compared to $106.5 million at June 30, 2010, a decrease of approximately $2.5 million, or 2.3%.  Loans sold by First Federal of Frankfort to First Federal of Hazard were $44.5 million and $53.2 million at June 30, 2011 and 2010, respectively.  At June 30, 2011, First Federal of Hazard had total deposits of $72.3 million, compared to total deposits of $77.2 million at June 30, 2010, a decrease of $4.9 million, or 6.3%.  There can be no assurance as to if or when this strategy can be accomplished.  In an attempt to increase the overall interest rate spread of the combined company, management may adopt strategies that result in decreases in the assets and/or liabilities of either or both Banks.

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

Approximately 96.1% of our loan portfolio at June 30, 2011 was comprised of loans collateralized by real estate.  The declining economic conditions have caused a decrease in demand for real estate, which has resulted in an erosion of some real estate values in our markets.  Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses.  If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

On July 21, 2010, the President signed into law the Dodd-Frank Act.  The Dodd-Frank Act restructures the regulation of depository institutions.  Under the Dodd-Frank Act, the Office of Thrift Supervision will be merged into the Office of the Comptroller of the Currency, which regulates national banks.  Savings and loan holding companies will be regulated by the Federal Reserve Board.  The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009.  Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators.  The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well.  The Dodd-Frank Act also will impose consolidated capital requirements on savings and loan holding companies effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in First Federal of Hazard or First Federal of Frankfort that could be leveraged to support additional growth.  The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted.  The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

We expect that our return on equity will be low compared to other companies as a result of our high level of capital.

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2011, our return on average equity was 3.04%.  We also intend to continue managing excess capital through our stock repurchase program, which has been successful, given relatively low market prices of the Company’s common stock.  However, this program could be curtailed or rendered less effective if the market price of our stock increases, or if the Company’s liquid funds are deployed elsewhere.  Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained.  Consequently, you should not expect a competitive return on average equity in the near future.  Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

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

Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Frankfort to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.

Our long-term ability to pay dividends to our stockholders is based primarily upon the ability of the Banks to make capital distributions to Kentucky First, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under Office of the Comptroller of the Currency safe harbor regulations, the Banks may each distribute to Kentucky First capital not exceeding net income for the current calendar year and the prior two calendar years. First Federal MHC owns a majority of Kentucky First’s outstanding stock.  First Federal MHC waives its right to dividends on the shares that it owns, which means the amount of dividends paid to public stockholders is significantly higher than it would be if First Federal MHC accepted dividends.  First Federal MHC is not required to waive dividends, but Kentucky First expects this practice to continue.  As such, First Federal MHC is required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends. The current waiver is effective for any future dividends to be paid for the quarters ended September 30, 2011 and December 31, 2011.  It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends.

The Federal Reserve Board has recently issued regulations that will govern the activities of Kentucky First and First Federal MHC.  It is expected that the regulations will be substantially implemented in their current form in the fourth quarter of 2011.  Under Section 239.8(d) of the Federal Reserve Board’s proposed Regulation MM governing dividend waivers, a mutual holding company may waive its right to dividends on shares of its subsidiary if the mutual holding company gives written notice of the waiver to the Federal Reserve Board and the Federal Reserve Board does not object.  For a company such as First Federal MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver if such waiver would not be detrimental to the safety and soundness of the savings association subsidiary and the board of directors of the mutual holding company expressly determines that such dividend waiver is consistent with the board’s fiduciary duties to the members of the mutual holding company.

To address concerns with respect to the conflict of interest created by dividend waivers, Regulation MM would require the board of directors of the mutual holding company to adopt a resolution that describes the conflict of interest that exists because of a director’s ownership of stock in the subsidiary declaring the dividends and any actions the mutual holding company board have taken to eliminate the conflict of interest, such as the directors’ waiving their right to receive dividends.  Also, the resolution must contain an affirmation that a majority of the mutual members eligible to vote have, within the 12 months prior to the declaration date of the dividend, voted to approve the waiver of dividends.

Historically, the Federal Reserve Board has not allowed mutual holding companies to waive the receipt of dividends from their mid-tier holding company subsidiaries.  While First Federal MHC is grandfathered for purposes of the dividend waiver provisions of Regulation MM, we cannot predict whether the Federal Reserve Board will grant a dividend waiver request and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as First Federal MHC.  We also cannot predict whether the members of First Federal MHC will approve a dividend waiver proposal as required by Regulation MM.   If First Federal MHC is unable to waive the receipt of dividends, our ability to pay dividends to our stockholders may be substantially impaired and the amounts of any such dividends may be significantly reduced.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through four offices.  The following table sets forth certain information relating to our offices at June 30, 2011.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2011	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office:
479 Main Street Hazard, Kentucky 41701	1960	Owned	$228	15,000

First Federal of Frankfort Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	$1,208	14,000

East Branch 1980 Versailles Road Frankfort, Kentucky 40601	2005	Owned	$509	1,800

West Branch 1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	$497	2,480

The net book value of our investment in premises and equipment was $2.7 million at June 30, 2011.  See Note E of Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)      The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2011 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)      Not applicable.

(c)      The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2011.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2011	—	—	—	92,500
Beginning date: April 1
Ending date: April 30

May 2011	—	—	—	92,500
Beginning date: May 1
Ending date: May 31

June 2011	—	—	—	92,500
Beginning date: June 1
Ending date: June 30

Total	—	—	—

(1)
On May 14, 2010, the Company announced a program (its seventh) to repurchase up to 150,000 shares of its Common Stock.  It is estimated that this program will be completed within one year from June 30, 2011.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Management is responsible for establishing and maintaining effective disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934.  As of June 30, 2011, an evaluation was performed under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on that evaluation, for the reason described below, management concluded that disclosure controls and procedures as of June 30, 2011, were not effective in ensuring material information required to be disclosed in this Annual Report on Form 10-K was recorded, processed, summarized, and reported on a timely basis.

Management is responsibile for establishing and maintaining adequate internal controls over financial reporting that are designed to produce reliable financial statements in accordance with accounting principles generally accepted in the United States

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed our system of internal control over financial reporting as of June 30, 2011, in relation to criteria for effective internal control over financial reporting as described in “Internal Control-Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, we believe that, as of June 30, 2011, our system of internal control over financial reporting was not operating effectively.
The Public Accounting Oversight Board’s Auditing Standard No. 5 has defined a material weakness as “a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

During the quarterly period ended December 31, 2010, the Company was notified pursuant to a review by the United States Department of Labor (“DOL”) that the Company had incorrectly calculated the number of shares required to be released to participants of its ESOP.  The incorrect method of calculating shares was in place from March 2, 2005 through June 30, 2010.  The Company worked with the DOL to take the necessary corrective action with regard to the ESOP.  Based on the evaluation by our Chief Executive Officer and our Chief Financial Officer, management concluded that our disclosure controls and procedures related to our ESOP were not effective as of June 30, 2011.   As a result of this evaluation, the Company  restated retained earnings at July 1, 2009, and restated net income for the fiscal year ended June 30, 2010.  Retained earnings was decreased by $123,000 at July 1, 2009, while net income for the fiscal year ended June 30, 2009, was reduced by $24,000.

To remediate the material weakness described above and enhance our internal controls over financial reporting, management  initiated the following significant changes during the quarter ended June 30, 2011:

•	Revised our procedures related to calculation of the number of shares to be released from the employee stock ownership plan.
•	Implemented review procedures to ensure the accuracy of the share release calculation.

Notwithstanding the evaluation and initiation of these remediation actions, the identified material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively.

In our 2010 annual report, we noted a material weakness related to our computation of income taxes.  Specifically, the carrying amount of the deferred tax liability and the distribution of dividends for one of the Company’s thrift subsidiaries to its parent was in excess of the accumulated earnings and profits, which resulted in a distribution of thrift reserves which was a taxable event.  To remediate the material weakness described above, management revised procedures during the quarter ended March 31, 2011 related to income tax preparation to include updating a schedule of accumulated earnings and profits on a quarterly basis.  The schedule is reviewed by senior management.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to the exemption provided to issuers that are not “large accelerated filers” or “accelerated filers” under the Dodd-Frank Wall Street Reform and Consumer Protection Act.  .

Except as outlined above, there were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2011 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2011.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	325,800	$10.10	95,416

Equity compensation plans not approved by security holders	—	—	—

Total	325,800	$10.10	95,416

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

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.11	Charter of Kentucky First Federal Bancorp
3.2	Bylaws of Kentucky First Federal Bancorp
4.11	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.12	Employment Agreement between Kentucky First Federal Bancorp and Tony D. Whitaker, as amended†
10.22	Employment Agreement between First Federal Savings and Loan Association of Hazard and Tony D. Whitaker, as amended†
10.32	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.42	Employment Agreement between First Federal Savings Bank of Frankfort and Don D. Jennings, as amended†
10.52	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.62	Employment Agreement between First Federal Savings Bank of Frankfort and R. Clay Hulette, as amended†
10.72	Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl, as amended†

10.82	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.92	Amended and Restated First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan†
10.102	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.113	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.124	Form of Restricted Stock Award Agreement†
10.134	Form of Incentive Stock Option Award Agreement†
10.144	Form of Non-Statutory Option Award Agreement†
13	Annual Report to Stockholders for the year ended June 30, 2011
21	Subsidiaries
23.1	Consent of Crowe Horwath LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

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

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2011	By:	/s/ Tony D. Whitaker
Tony D. Whitaker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony D. Whitaker	September 28, 2011
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2011
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Don D. Jennings	September 28, 2011
Don D. Jennings
Director

/s/ Stephen G. Barker	September 28, 2011
Stephen G. Barker
Director

/s/ Walter G. Ecton, Jr.	September 28, 2011
Walter G. Ecton, Jr.
Director

/s/ David R. Harrod	September 28, 2011
David R. Harrod
Director

/s/ Herman D. Regan, Jr.	September 28, 2011
Herman D. Regan, Jr.
Director