Form 10-Q
period 2011-09-30
Kentucky First Federal Bancorp
filed 2011-11-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
  EXCHANGE ACT OF 1934

For the quarterly period ended                           September 30, 2011
OR
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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At November 10, 2011, the latest practicable date, the Corporation had 7,740,703 shares of $.01 par value common stock outstanding.

PART I
ITEM 1: Financial Information
Kentucky First Federal Bancorp
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except per share data)
	September 30,	June30,
	2011	2011
ASSETS

Cash and due from financial institutions	$857	$1,002
Interest-bearing demand deposits	7,677	4,047
Cash and cash equivalents	8,534	5,049

Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	199	203
Securities held-to-maturity, at amortized cost- approximate fair value of $6,830 and $7,257 at September 30, 2011 and June 30, 2011, respectively	6,363	6,810
Loans held for sale	188	—
Loans, net of allowance of $764 at September 30, 2011 and June 30, 2011	182,723	182,796
Real estate owned, net	2,681	4,304
Premises and equipment, net	2,696	2,667
Federal Home Loan Bank stock, at cost	5,641	5,641
Accrued interest receivable	490	538
Bank-owned life insurance	2,629	2,607
Goodwill	14,507	14,507
Other intangible assets	55	87
Prepaid FDIC assessments	324	361
Prepaid federal income taxes	—	22
Prepaid expenses and other assets	415	443

Total assets	$227,545	$226,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$140,759	$139,940
Federal Home Loan Bank advances	24,634	25,261
Advances by borrowers for taxes and insurance	645	471
Accrued interest payable	94	91
Accrued federal income taxes	550	—
Deferred federal income taxes	570	1,021
Deferred revenue	667	—
Other liabilities	762	654
Total liabilities	168,681	167,438

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,880	36,907
Retained earnings	31,999	31,860
Unearned employee stock ownership plan (ESOP)	(1,934)	(1,989)
Treasury shares at cost, 811,375 common shares at September 30, 2011 and June 30, 2011	(8,170)	(8,170)
Accumulated other comprehensive income	3	3
Total shareholders’ equity	58,864	58,697

Total liabilities and shareholders’ equity	$227,545	$226,135

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)
	Three months ended
	September 30,
	2011	2010
Interest income
Loans	$2,466	$2,582
Mortgage-backed securities	72	101
Interest-bearing deposits and other	56	63
Total interest income	2,594	2,746
Interest expense
Deposits	484	739
Borrowings	160	243
Total interest expense	644	_982
Net interest income	1,950	1,764
Provision for loan losses	—	25
Net interest income after provision for loan losses	1,950	1,739

Non-interest income
Gains on sales of loans	—	28
Earnings on bank-owned life insurance	22	23
Net gains (losses) on sale of real estate owned	(17)	2
Unrealized loss-other real estate	(10)	—
Other	31	27
Total non-interest income	26	80

Non-interest expense
Salaries and employee benefits	747	798
Occupancy and equipment	87	84
Legal fees	61	32
Outside service fee	76	33
Data processing	54	63
Audit and accounting	59	38
Federal deposit insurance	40	54
Franchise and other taxes	46	49
Amortization of intangible assets	33	33
Foreclosure and real estate owned expense, net	17	21
Other operating	129	121
Total non-interest expense	1,349	1,326

Income before income taxes	627	493

Federal income taxes
Current	657	275
Deferred	(451)	(115)

Total federal income taxes	206	160

NET INCOME	$421	$333

EARNINGS PER SHARE
Basic and diluted	$0.06	$0.04
DIVIDENDS DECLARED PER SHARE	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
 (In thousands)
	Three months ended
	September 30,
	2011	2010

Net income	$421	$333

Other comprehensive income (loss), net of tax-related effects:
Unrealized holding gains (losses) on securities available for sale	—	—

Comprehensive income	$421	$333

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Three months ended
	September 30,
	2011	2010
Cash flows from operating activities:
Net income	$421	$333
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48	44
Amortization of deferred loan origination (fees) costs	—	(10)
Amortization of premiums on FHLB advances	(5)	(38)
Amortization of core deposit intangibles	32	33
Net gain on sale of loans	—	(28)
Net loss (gain) on sale of real estate owned	9	(2)
Deferred gain on sale of real estate acquired through foreclosure	667	—
ESOP compensation expense	55	49
Amortization of stock benefit plans and stock options expense	(27)	26
Earnings on bank-owned life insurance	(22)	(23)
Provision for loan losses	—	25
Origination of loans held for sale	(188)	(980)
Proceeds from loans held for sale	—	789
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	48	7
Prepaid expenses and other assets	65	46
Accrued interest payable	3	(1)
Accounts payable and other liabilities	108	171
Federal income taxes
Current	572	—
Deferred	(451)	—
Net cash provided by operating activities	1,335	441

Cash flows from investing activities:
Purchase of available-for-sale securities	—	—
Securities maturities, prepayments and calls:
Held to maturity	447	614
Available for sale	4	2
Loans originated for investment, net of principal collected	2,273	(470)
Proceeds from sale of real estate owned	(586)	342
Additions to premises and equipment, net	(77)	(14)
Net cash provided by investing activities	2,061	474

Cash flows from financing activities:
Net change in deposits	819	(321)
Payments by borrowers for taxes and insurance, net	174	260
Proceeds from Federal Home Loan Bank advances	—	5,000
Repayments on Federal Home Loan Bank advances	(622)	(5,678)
Dividends paid on common stock	(282)	(278)
Treasury stock repurchases	—	(171)
Net cash provided by (used in) financing activities	89	(1,188)

Net increase (decrease) in cash and cash equivalents	3,485	(273)

Beginning cash and cash equivalents	5,049	8,362

Ending cash and cash equivalents	$8,534	$8,089

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(In thousands)
	Three months ended
	September 30,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$—	$100

Interest on deposits and borrowings	$646	$1,021

Transfers from loans to real estate acquired through foreclosure, net	$—	$412

Loans made on sale of real estate acquired through foreclosure	$2,260	$61

Capitalization of mortgage servicing rights	$—	$6

See accompanying notes.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
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

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles.  However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included.  The results of operations for the three-month period ended September 30, 2011, are not necessarily indicative of the results which may be expected for an entire fiscal year.  The consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated balance sheet as of that date.  Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted.  These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2011 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 September 30, 2011
(unaudited)

1.  Basis of presentation (continued)

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
 September 30, 2011
(unaudited)

3.  Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans.  The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2011	2010

Net income	$421	$333
Less earnings allocated to unvested shares	—	4

Net income allocated to common shareholders, basic and diluted	$421	$329

	Three months ended September 30,
	2011	2010
Basic
Weighted-average common shares including unvested
Common shares outstanding	7,541,876	7,500,847
Less: Weighted-average unvested common shares	—	24,900
Weighted-average common shares outstanding	7,541,876	7,475,947

Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,541,876	7,475,947

There were 325,800 and 334,644 stock option shares outstanding for the three-month periods ended September 30, 2011 and 2010, respectively, which were antidilutive for the respective periods.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2011
(unaudited)

4.  Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2011 and June 30, 2011, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross and gross unrecognized gains:

September 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$195	$4	$-	$199

		Gross	Gross	Estimated
	Amortized	unrecognized	unrecognized	fair
	cost	gains	losses	value
Held-to-maturity Securities
Agency mortgage-backed: residential	$6,363	$467	$-	$6,830

June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value

Available-for-sale Securities
Agency mortgage-backed: residential	$199	$4	$-	$203

		Gross	Gross	Estimated
	Amortized	unrecognized	unrecognized	fair
	cost	gains	losses	value

Held-to-maturity Securities
Agency mortgage-backed: residential	$6,810	$447	$-	$7,257

Our securities holdings consist of agency mortgage-backed securities, which do not have a single maturity date. None of our securities were pledged at September 30, 2011 or June 30, 2011.

There were no sales of investment securities during the fiscal year ended June 30, 2011 or the three-month period ended September 30, 2011.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell.  Management does not believe other-than-temporary impairment is evident.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2011
(unaudited)

5.	Loans receivable

The composition of the loan portfolio was as follows:
	September 30,	June 30,
(in thousands)	2011	2011

Residential real estate
One- to four-family	$156,985	$158,821
Multi-family	6,777	4,504
Construction	358	1,062
Nonresidential real estate and land	11,981	12,211
Loans on deposits	2,444	2,405
Consumer and other	4,921	4,824
	183,466	183,827
Less:
Undisbursed portion of loans in process	68	353
Deferred loan origination fees (cost)	(89)	(86)
Allowance for loan losses	764	764
	$182,723	$182,796

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2011:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$490	$—	$—	$—	$490
Multi-family	11	8	—	—	19
Construction	5	(4)	—	—	1
Nonresidential real estate and land	36	(3)	—	—	33
Loans on deposits	8	(1)	—	—	7
Consumer and other	14	—	—	—	14
Unallocated	200	—	—	—	200
Totals	$764	$—	$—	$—	$764

The activity in the allowance for loan losses for the three months ended September 30, 2010 is summarized as follows:

(in thousands)

Balance at July 1, 2010	$1,535
Provision for losses on loans	25
Charge-offs	(41)
Balance at September 30, 2010	$1,519

KENTUCKY FIRST FEDERAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

5.	Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2011.  There were no loans acquired with deteriorated credit quality at September 30, 2011.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,729	$60	$—	$60
Multi-family	—	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	—
	$2,729	$60	$—	$60

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$154,256	$430	$—	$430
Multi-family	6,777	19	—	19
Construction	358	1	—	1
Nonresidential real estate and land	11,981	33	—	33
Loans on deposits	2,444	7	—	7
Consumer and other	4,921	14	—	14
Unallocated	—	—	200	200
	$180,737	$504	$200	$704

KENTUCKY FIRST FEDERAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

5.	Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2011.  There were no loans acquired with deteriorated credit quality at June 30, 2011.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,224	$55	$—	$55
Multi-family	—	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	—
	$2,224	$55	$—	$55

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$156,597	$439	$—	$439
Multi-family	4,504	13	—	13
Construction	1,062	3	—	3
Nonresidential real estate and land	12,211	34	—	34
Loans on deposits	2,405	7	—	7
Consumer and other	4,824	13	—	13
Unallocated	—	—	200	200
	$181,603	$509	$200	$709

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2011:

(in thousands)	Outstanding Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Received

With no related allowance recorded:
One- to four-family	$1,439	$—	$1,123	$10	$10

With an allowance recorded:
One- to four-family	$1,290	$60	$1,266	$2	$2

KENTUCKY FIRST FEDERAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

5.  Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the twelve months ended June 30, 2011:

(in thousands)	Outstanding Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Received

With no related allowance recorded:
One- to four-family	$1,136	$-	$1,296	$44	$47
				-
With an allowance recorded:
One- to four-family	$1,088	$55	$1,213	$33	$33

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties.  All TDRs are considered “impaired.”  The substantial majority of the Bank’s residential real estate TDRs involve conceding to refinance a loan to then-current market interest rates despite poor credit history or a high loan-to-value ratio.

During the period ended September 30, 2011, the terms of a certain loan was modified to accept a payment for interest, taxes and insurance for a period of time.

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and TDRs by class of loans as of September 30, 2011:

(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	TDRs on Accrual Status

Consumer and other	$—	$-	$-
One- to four-family residential real estate	1,710	-	921

Total	$1,710	$-	$921

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and TDRs by class of loans as of June 30, 2011:

(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	TDRs on Accrual Status

Consumer and other	$—	$-	$-
One- to four-family residential real estate	876	-	729

Total	$876	$-	$729

KENTUCKY FIRST FEDERAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

5.  Loans receivable (continued)

The Company granted one TDR loan modification totaling $192,000 during the quarter ended September 30, 2011.  The pre-modification outstanding recorded investment equaled the post-modification outstanding recorded investment.  The TDRs described above did not increase the allowance for loan losses and did not result in charge offs during the three months ended September 30, 2011.  There were no TDRs that defaulted during the quarter ended September 30, 2011 or over the previous twelve months.  There are no outstanding commitments to lend on loans classified as TDRs.  A summary of the types of TDR loan modifications that occurred during the first three months of fiscal 2012 were as follows:

(in thousands)	Number of Loans	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Residential real estate:
One- to four-family	1	$192	$—	$192
Multi-family		—	—	—
Construction		—	—	—
Total residential TDRs	1	192	—	192
Nonresidential real estate and land		—	—	—
Loans on deposits		—	—	—
Consumer and other		—	—	—
	1	$192	$—	$192

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2011, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$2,499	$1,729	$4,228	$152,757	$156,985
Multi-family	—	—	—	6,777	6,777
Construction	—	—	—	358	358
Nonresidential real estate and land	—	—	—	11,981	11,981
Loans on deposits	—	—	—	2,444	2,444
Consumer and other	—	—	—	4,921	4,921
Total	$2,499	$1,729	$4,228	$179,238	$183,466

KENTUCKY FIRST FEDERAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

5.  Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of June 30, 2011, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,181	$876	$4,057	$154,764	$158,821
Multi-family	—	—	—	4,504	4,504
Construction	—	—	—	1,062	1,062
Nonresidential real estate and land	—	—	—	12,211	12,211
Loans on deposits	—	—	—	2,405	2,405
Consumer and other	—	—	—	4,824	4,824
Total	$3,181	$876	$4,057	$179,770	$183,827

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

KENTUCKY FIRST FEDERAL BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2011
(unaudited)

5.  Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans.  Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status.  See the aging of past due loan table above.  As of September 30, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$67	$2,296	$—	$154,622
Multi-family	4,592	—	2,185	—	—
Construction	358	—	—	—	—
Nonresidential real estate and land	11,713	268	—	—	—
Loans on deposits	—	—	—	—	2,444
Consumer and other	—	—	—	—	4,921

At June 30, 2011, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$67	$2,180	$—	$156,574
Multi-family	4,504	—	—	—	—
Construction	1,062	—	—	—	—
Nonresidential real estate and land	11,943	268	—	—	—
Loans on deposits	—	—	—	—	2,405
Consumer and other	—	—	—	—	4,824

6.  Commitments

As of September 30, 2011, loan commitments and unused lines of credit totaled $10.0 million, which included $39,000 in undisbursed construction loans, $1.1 million in one- to four-family mortgage loans, a $65,000 commitment on other real estate and $8.7 million in lines of credit secured by equity in real property.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2011
(unaudited)

7.  Disclosures About Fair Value of Assets and Liabilities

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

Other Real Estate

Nonrecurring adjustments to real estate properties classified as other real estate owned ("OREO") are measured at fair value, less costs to sell.  Fair values are based on recent real estate appraisals.  These appraisals may use a single valuation approach or a combination of approaches including comparable sales and income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Financial assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at September 30, 2011
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$199	$-	$199	$-

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2011
(unaudited)

7.  Disclosures About Fair Value of Assets and Liabilities (continued)

Fair Value Measurements at June 30, 2011
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$203	$-	$203	$-

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at September 30, 2011
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Impaired Loans: One- to four-family	$1,230	$-	$-	$1,230
Other real estate owned, net One- to four-family	9	-	-	9

Impaired loans with allocated allowance for loan losses had a carrying amount of $1.290 million and a specific valuation allowance of $60,000 at September 30, 2011.  A specific allowance provision of $5,000 was made for the three month period ended September 30, 2011.  Other real estate owned measured at fair value less costs to sell, had a carrying amount of $9,000, after a write-down of $9,000 for the three months ended September 30, 2011.

		Fair Value Measurements at June 30, 2011
		(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired Loans: One- to four-family	$1,033	$-	$-	$1,033
Other real estate owned, net One- to four-family	126	-	-	126
Multi-family	186	-	-	186

Impaired loans with allocated allowance for loan losses had a carrying amount of $1.1 million, with a valuation allowance of $55,000 at June 30, 2011.  Other real estate owned measured at fair value less costs to sell, had a carrying amount of $312,000, after a write-down of $71,000 for the year ended June 30, 2011.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2011
(unaudited)

7. Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired loans, which are measured for impairment using the fair value of this collateral for collateral-dependent loans, with allocated allowance for loan losses had a carrying amount of $1.1 million with a valuation allowance of $55,000 at June 30, 2011.

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

The following methods were used to estimate the fair value of all other financial instruments at September 30, 2011 and June 30, 2011:

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

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2011
(unaudited)

7.  Disclosures About Fair Value of Assets and Liabilities (continued)

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

Commitments to extend credit:  For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates.  The fair value of outstanding loan commitments at September 30, 2011 and June 30, 2011, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2011 and June 30, 2011 are as follows:

	September 30, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	value	value	value	value
	(In Thousands)
Financial assets
Cash and cash equivalents	$8,534	$8,534	$5,049	$5,049
Interest-earning deposits	100	100	100	100
Available-for-sale securities	199	199	203	203
Held-to-maturity securities	6,363	6,830	6,810	7,257
Loans held for sale	188	195	—	—
Loans receivable - net	182,723	190,513	182,796	190,183
Federal Home Loan Bank stock	5,641	n/a	5,641	n/a
Accrued interest receivable	490	490	538	538

Financial liabilities
Deposits	$140,759	$142,408	$139,940	$141,408
Federal Home Loan Bank advances	24,634	24,772	25,261	23,797
Advances by borrowers for taxes and insurance	645	645	471	471
Accrued interest payable	94	94	91	91

8.	Subsequent events

On November 3, 2011, the Company announced that it had signed a definitive merger agreement with CKF Bancorp, Inc., (“CKF Bancorp”) the holding company for Central Kentucky Federal Savings Bank.  At September 30, 2011, CKF Bancorp had assets of $131.1 milllion, including loans of $109.0 million (net of $1.7 million in allowance for loan losses) and deposits of $103.5 million.  The consideration to be given includes both cash and the Company's common stock.  The completion of the merger is subject to approval of the shareholders of CKF Bancorp and receipt of regulatory approvals.  The transaction is expected to be closed in the second or third quarter of 2012.

Kentucky First Federal Bancorp
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements.  Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2011.

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended September 30, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2011			2010
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$184,454	$2,466	5.35%	$192,549	$2,582	5.36%
Mortgage-backed securities	6,816	72	4.23	9,463	101	4.27
Other securities	100	—	—	—	—	—
Other interest-earning assets	11,853	56	1.89	14,060	63	1.79
Total interest-earning assets	203,223	2,594	5.11	216,072	2,746	5.08

Less: Allowance for loan losses	(764)			(1,532)
Non-interest-earning assets	24,919			22,836
Total assets	$227,378			$237,376

Interest-bearing liabilities:
Demand deposits	$12,485	$10	0.32%	$13,091	$26	0.79%
Savings	35,225	89	1.01	29,563	74	1.00
Certificates of deposit	92,352	385	1.67	101,277	639	2.52
Total deposits	140,062	484	1.38	143,931	739	2.05
Borrowings	25,096	160	2.55	32,537	243	2.99
Total interest-bearing liabilities	165,158	644	1.56	176,468	982	2.23

Noninterest-Bearing demand deposits	1,138			1,088
Noninterest-bearing liabilities	2,494			2,328
Total liabilities	168,790			179,884

Shareholders’ equity	58,588			57,492
Total liabilities and shareholders’ equity	$227,378			$237,376
Net interest income/average yield		$1,950	3.55%		$1,764	2.85%
Net interest margin			3.84%			3.27%
Average interest-earning assets to average interest-bearing liabilities			123.05%			122.44%

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2011 to September 30, 2011

Assets:  At September 30, 2011, the Company’s assets totaled $227.5 million, an increase of $1.4 million, or 0.6%, from total assets at June 30, 2011.  This increase was attributed primarily to an increase in cash and cash equivalents, offset by a decline in real estate owned.

Cash and cash equivalents: Cash and cash equivalents increased by $3.5 million to $8.5 million at September 30, 2011, largely as a result of loan repayments.  It is management’s preference to deploy excess liquidity into mortgage loans and investment securities to the extent possible, while maintaining adequate liquidity at all times.

Loans:  Loans receivable, net, decreased by $73,000 to $182.7 million at September 30, 2011.  Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent.  However, loan demand has weakened as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a strong footing.

Non-Performing Loans:  At September 30, 2011, the Company had non-performing loans of approximately $1.7 million, or 0.9% of total loans, compared to $876,000 or 0.5%, of total loans at June 30, 2011.  The Company’s allowance for loan losses totaled $764,000 at both September 30, and June 30, 2011.  The allowance for loan losses at September 30, 2011, represented 44.2% of nonperforming loans and 0.4% of total loans, while at June 30, 2011, the allowance represented 87.2% of nonperforming loans and 0.4% of total loans.  What appears to be a deterioration in nonperforming loans on a linked-quarter basis was actually a return to the nonperforming loan level the Company experienced at March 31, 2011.  At March 31, 2011 the allowance represented 12.2% of nonperforming loans and 0.4% of total loans.  Many of the single family, owner-occupied borrowers who had non-performing loans at March 31, 2011, improved performance in the quarter ended June 30, 2011, but returned to poorly performing in the recently ended quarter.

The Company had $7.2 million in assets classified as substandard for regulatory purposes at September 30, 2011, including loans ($4.481 million) and OREO ($2.681 million).  Classified loans as a percentage of net loans was 3.8% and 3.7% at September 30, 2011 and June 30, 2011, respectively.  All substandard loans were secured by residential property on which the Banks have priority lien position.  The table below summarizes substandard loans and negative escrows on those loans at September 30, 2011:

	Number
	of	Carrying
	Loans	Value

One- to four-family	40	$2,296
Multi-family	3	2,185
Total substandard loans	43	$4,481

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2011 to September 30, 2011 (continued)

At September 30 2011, and June 30, 2011, the Company had $335,000 of loans classified as special mention.  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.  At September 30, 2011, no loans were classified as doubtful or loss for regulatory purposes.  For further information on non-performing loans see “Note 6.  Loans Receivable” of the Notes to Consolidated Financial Statements set forth in Item 1, above.

The following table presents the aggregate carrying value of REO at September 30, 2011:

	Number	Aggregate
	of	Carrying
	Properties	Value

Single-family homes	8	$823
2-4 family properties	13	1,607
Multi-family	1	236
Building lot	1	15
Total other real estate owned	23	$2,681

Mortgage-Backed and other Securities:  At September 30, 2011, the Company’s mortgage-backed securities had decreased $451,000 or 6.4% to $6.6 million.

Liabilities: At September 30, 2011, the Company’s liabilities totaled $168.7 million, an increase of $1.2 million, or 0.7%, from total liabilities at June 30, 2011.  The increase in liabilities was attributed primarily to an $819,000, or 0.6%, increase in deposits and a $667,000 increase in deferred revenue.  Deposits increased to $140.8 million at September 30, 2011, while the sale of OREO is responsible for the deferred revenue, because the Company made loans to facilitate the sales.  The deferred revenue is expected to be recognized as income in future periods.

Shareholders’ Equity:  At September 30, 2011, the Company’s shareholders’ equity totaled $58.9 million, an increase of $167,000 or 0.3% from the June 30, 2011 total.

The Company paid dividends of $282,000 or 67.0% of net income for the three-month period just ended.  First Federal MHC has waived its right to dividends on its common shares of the Company.  The Company believes that a strong dividend is appropriate in light of the high level of capital that both banks now have.  At September 30, 2011, capital on a consolidated basis and at each of the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth.  Management cannot speculate on future dividend levels.  Various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared.  However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2011 and 2010

General

Net income totaled $421,000 for the three months ended September 30, 2011, an increase of $88,000 from net income of $333,000 for the same period in 2010.  The increase was primarily attributable to higher net interest income and lower provision for loan losses.

Net Interest Income

Net interest income after provision for loan losses increased $211,000 or 12.1% to $2.0 million for the three-month period ended September 30, 2011, from $1.7 million for the 2010 period, due to interest expense decreasing at a faster pace than interest income.  Interest income decreased by $152,000, or 5.5%, to $2.6 million, while interest expense decreased $338,000 or 34.4% to $644,000 for the three months ended September 30, 2011.  Net interest spread increased from 2.85% for the three months ended September 30, 2010 to 3.55% for the recently ended quarterly period.  Net interest margin also increased from 3.27% for the prior year quarterly period to 3.84% for the quarter ended September 30, 2011.

Interest income on loans decreased $116,000 or 4.5% to $2.5 million, due primarily to a decrease in the average outstanding balance of the loan portfolio.  The average balance of loans outstanding for the three-month period ended September 30, 2011, decreased $8.1 million or 4.2% to an average of $184.5 million for the three months just ended, while the average rate earned decreased 1 basis point to 5.35% for the period just ended.  Interest income on mortgage-backed residential securities decreased $29,000 or 28.7% to $72,000 for the three months ended September 30, 2011.  The decrease in the income from securities was related to reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company.  There were no sales of investments during the three-month period just ended.

Interest expense on deposits and borrowings both declined period to period.  Interest expense on deposits decreased $255,000 or 34.5% to $484,000 for the three-month period ended September 30, 2011, while interest expense on borrowings declined $83,000 or 34.2% to $160,000 for the same period.  The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits.  The average rate paid on deposits decreased 67 basis points to 1.38% for the most recent period, while the average balance of deposits decreased $3.9 million or 2.7% to $140.0 million.  The decline in interest expense on borrowings was attributed primarily to a lower amount of borrowings outstanding, which declined $7.4 million to $25.1 million for the most recent period, while the average rate paid on borrowings decreased 44 basis points to 2.55% for the recently ended three-month period.  If the general level of interest rates remains steady, we expect to see our time deposits continue to reprice to lower levels, although the rate of repricing will decline over time.  Our adjustable rate loans have rate floors, which are set as 50 basis points lower than the origination interet rate.  At June 30, 2011, adjustable rate loans made up approximately 71% of our real estate loan portfolio.  The decline in deposit repricing will likely cause the increase in our net interest margin to plateau.

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company did not record a provision for losses on loans during the three months ended September 30, 2011, compared to a provision of $25,000 for the three months ended September 30, 2010.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2011 and 2010 (continued)

Non-interest Income

Non-interest income totaled $26,000 for the three months ended September 30, 2011, a decrease of $54,000 from the same period in 2010, primarily as a result of a decrease of $28,000 in net gains on sales of loans.  While the Company continues to sell long-term, fixed rate mortgages to the Federal Home Loan Bank of Cincinnati under the relationship that has been used for a number of years, no loans were sold during the recently ended period.  Also contributing to the decline in non-interest income were losses recognized on the sale of OREO and a charge on the decline in value of OREO property held at September 30, 2011.  A loss of $17,000 was recognized on the sale of OREO during the recent quarter end, while an impairment charge of $10,000 was recorded one one piece of OREO property the sale of which was not completed before September 30, 2011.  The sale occurred subsequent to September 30, 2011.

Non-interest Expense

Non-interest expense totaled $1.3 million for the three months ended September 30, 2011, an increase of $23,000, or 1.7%, compared to the same period in 2010.  The increase was due primarily to an increase in legal, accounting and other outside service expense, which increased chiefly because of the Company’s recently announced agreement for merger, set forth in Note 8 of Notes to Consolidated Financial Statements.  Outside service fees totaled $76,000 for the recently-ended quarter compared to $33,000 for the prior year period, a $43,000 or 130.3% increase.  Legal fees totaled $61,000 for the three months ended September 30, 2011, an increase of $29,000 or 90.6% over the prior year, while auditing and accounting fees increased $21,000 or 55.3% to $59,000 for the quarter ended September 30, 2011.

Federal Income Tax Expense (Benefit)

Federal income taxes expense totaled $206,000 for the three months ended September 30, 2011, an increase of $46,000, compared to federal income tax expense recognized in the prior year period.  The effective tax rates were 32.9% and 32.5% for the three-month periods ended September 30, 2011 and 2010, respectively.

Kentucky First Federal Bancorp

ITEM 3:  Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

ITEM 4:  Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report.  Based upon that evaluation and a material weakness identified as of June 30, 2011 (see Item 9A of the Company’s Form 10-K for the year ended June 30, 2011 filed September 28, 2011), the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were ineffective.  In response to the material weakness the Company is working to revise its procedures.  Notwithstanding the evaluation and initiation of these remediation actions, the material weakness in our internal controls over financial reporting will not be considered remediated until the new controls are fully implemented, in operation for a sufficient period of time, tested, and concluded by management to be operating effectively.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

The Registrant’s risk factors have not changed from those set forth in the Annual Report on Form 10-K.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2011.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

July 1-31, 2011	—	$—	—	92,500
August 1-31, 2011	—	$—	—	92,500
September 1-30, 2011	—	$—	—	92,500

(1)  On May 14, 2010, the Company announced the completion of the stock repurchase program begun on October 17, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Removed and Reserved.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.11	Charter of Kentucky First Federal Bancorp
3.2	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.11	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2011	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	November 14, 2011	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer