Form 10-Q
period 2011-12-31
Kentucky First Federal Bancorp
filed 2012-02-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                         December 31, 2011

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

                 Yes ☐             No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 10, 2012, the latest practicable date, the Corporation had 7,735,703 shares of $.01 par value common stock outstanding.

INDEX

				Page

PART I	-	ITEM 1	FINANCIAL INFORMATION

			Consolidated Balance Sheets	3

			Consolidated Statements of Income	4

			Consolidated Statements of Comprehensive Income	5

			Consolidated Statements of Cash Flows	6

			Notes to Consolidated Financial Statements	8

		ITEM 2	Management’s Discussion and Analysis of
			Financial Condition and Results of
			Operations	25

		ITEM 3	Quantitative and Qualitative Disclosures
			About Market Risk	34

		ITEM 4	Controls and Procedures	34

PART II	-	OTHER INFORMATION		35

SIGNATURES				37

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	December 31,	June30,
	2011	2011

ASSETS

Cash and due from financial institutions	$1,265	$1,002
Interest-bearing demand deposits	2,893	4,047
Cash and cash equivalents	4,158	5,049

Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	12,694	203
Securities held-to-maturity, at amortized cost- approximate fair value of $6,173 and $7,257 at December 31, 2011 and June 30, 2011, respectively	5,760	6,810
Loans, net of allowance of $842 and $764 at December 31, 2011 and June 30, 2011, respectively	184,045	182,796
Real estate owned, net	2,630	4,304
Premises and equipment, net	2,696	2,667
Federal Home Loan Bank stock, at cost	5,641	5,641
Accrued interest receivable	504	538
Bank-owned life insurance	2,651	2,607
Goodwill	14,507	14,507
Other intangible assets	22	87
Prepaid FDIC assessments	306	361
Prepaid federal income taxes	—	22
Prepaid expenses and other assets	724	443

Total assets	$236,438	$226,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$136,595	$139,940
Federal Home Loan Bank advances	38,715	25,261
Advances by borrowers for taxes and insurance	141	471
Accrued interest payable	82	91
Accrued federal income taxes	94	—
Deferred federal income taxes	566	1,021
Deferred revenue	665	—
Other liabilities	599	654
Total liabilities	177,457	167,438

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,882	36,907
Retained earnings	32,102	31,860
Unearned employee stock ownership plan (ESOP)	(1,877)	(1,989)
Treasury shares at cost, 816,375 and 811,375 common shares at December 31, 2011 and June 30, 2011, respectively	(8,215)	(8,170)
Accumulated other comprehensive income	3	3
Total shareholders’ equity	58,981	58,697

Total liabilities and shareholders’ equity	$236,438	$226,135

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended		Three months ended
	December 31,		December 31,
	2011	2010	2011	2010
Interest income
Loans	$4,936	$5,159	$2,470	$2,577
Mortgage-backed securities	139	193	67	93
Other securities	1	1	1	1
Interest-bearing deposits and other	112	119	56	55
Total interest income	5,188	5,472	2,594	2,726

Interest expense
Deposits	887	1,420	403	681
Borrowings	311	404	151	161
Total interest expense	1,198	1,824	554	842
Net interest income	3,990	3,648	2,040	1,884
Provision for losses on loans	82	68	82	43
Net interest income after provision for losses on loans	3,908	3,580	1,958	1,841

Non-interest income
Gain on sale of loans	23	92	23	64
Earnings on bank-owned life insurance	44	45	22	22
Gain (loss) on sale of real estate acquired through foreclosure	(13)	(36)	4	(39)
Unrealized loss-other real estate	(48)	—	(38)	—
Other	51	53	20	27
Total non-interest income	57	154	31	74

Non-interest expense
Employee compensation and benefits	1,520	1,521	773	723
Occupancy and equipment	168	166	81	81
Legal fees	192	69	131	37
Outside service fees	189	67	113	34
Data processing	111	126	57	64
Auditing and accounting	78	87	19	49
Federal deposit insurance	76	103	36	49
Franchise and other taxes	93	98	47	49
Amortization of intangible assets	65	65	32	33
Foreclosure and real estate owned expense, net	32	49	15	28
Other operating	236	257	107	135
Total non-interest expense	2,760	2,608	1,411	1,282

Income before income taxes	1,205	1,126	578	633

Federal income taxes
Current	851	334	194	59
Deferred	(455)	35	(4)	150
Total federal income taxes	396	369	190	209

NET INCOME	$809	$757	$388	$424

EARNINGS PER SHARE
Basic and diluted	$0.11	$0.10	$0.05	$0.06

DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended		Three months ended
	December 31,		December 31,
	2011	2010	2011	2010

Net income	$809	$757	$388	$424

Other comprehensive income (loss), net of taxes (benefits): Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $—, $—, $— and $— during the respective periods	—	(1)	—	—

Comprehensive income	$809	$756	$388	$424

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2011	2010
Cash flows from operating activities:
Net income	$809	$757
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	98	90
Amortization of deferred loan origination (fees) costs	2	(19)
Amortization of premiums on FHLB advances	(9)	(76)
Amortization of core deposit intangibles	65	65
Net gain on sale of loans	(23)	(92)
Other than temporary impairment of real estate owned	48	36
ESOP compensation expense	87	91
Amortization of stock benefit plans and stock options expense	—	228
Earnings on bank-owned life insurance	(44)	(45)
Provision for loan losses	82	68
Origination of loans held for sale	(394)	(2,250)
Proceeds from loans held for sale	417	2,510
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	34	(82)
Prepaid expenses and other assets	(226)	(131)
Accrued interest payable	(9)	(15)
Accounts payable and other liabilities	(55)	(160)
Federal income taxes
Current	116	(16)
Deferred	(455)	34
Net cash provided by operating activities	543	993

Cash flows from investing activities:
Purchase of available-for-sale securities	(12,500)	(11,000)
Securities maturities, prepayments and calls:
Held to maturity	1,050	1,555
Available for sale	9	20
Loans originated for investment, net of principal collected	1,612	1,415
Proceeds from sale of real estate owned	(654)	885
Additions to premises and equipment, net	(127)	(69)
Net cash used in investing activities	(10,610)	(7,194)

Cash flows from financing activities:
Net change in deposits	(3,345)	(1,699)
Payments by borrowers for taxes and insurance, net	(330)	(181)
Proceeds from Federal Home Loan Bank advances	15,000	16,000
Repayments on Federal Home Loan Bank advances	(1,537)	(9,737)
Dividends paid on common stock	(567)	(555)
Treasury stock repurchases	(45)	(171)
Net cash provided by financing activities	9,176	3,657

Net decrease in cash and cash equivalents	(891)	(2,544)

Beginning cash and cash equivalents	5,049	8,362

Ending cash and cash equivalents	$4,158	$5,818

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2011	2010

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$650	$350

Interest on deposits and borrowings	$1,216	$1,915

Transfers from loans to real estate acquired through foreclosure, net	$(2,280)	$523

Loans made on sale of real estate acquired through foreclosure	$2,375	$593

Deferred gain on sale of real estate acquired through foreclosure	$665	$--

Capitalization of mortgage servicing rights	$3	$20

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011

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

1.   Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended December 31, 2011, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2011 filed with the Securities and Exchange Commission.

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

December 31, 2011

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the loss history experience of the Company over the most recent three years and a rolling average of the current year’s loss history. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: residential real estate, nonresidential real estate, loans on deposits and consumer and other loans. The residential real estate segment is our primary lending activity and it enables a borrower to purchase or refinance homes in the Banks’ respective market areas. We further classify our residential real estate loans as one- to four-family, multi-family or construction. We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. We do not generally lend to builders for construction of speculative or custom residential properties for resale. We also offer loans secured by nonresidential real estate, primarily commercial office buildings, churches and properties used for other purposes. Generally, these loans are originated for 25 years or less and do not exceed 75% of the appraised value. Our consumer loans include home equity lines of credit and loans secured by savings deposits.

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

December 31, 2011

(unaudited)

3.   Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,
	2011	2010

Net income	$809	$757
Less earnings allocated to unvested shares	—	7

Net income allocated to common shareholders, basic and diluted	$809	$750

	Three months ended December 31,
	2011	2010

Net income	$388	$424
Less earnings allocated to unvested shares	—	3

Net income allocated to common shareholders, basic and diluted	$388	$421

	Six months ended December 31,
	2011	2010
Basic
Weighted-average common shares including unvested Common shares outstanding	7,544,432	7,499,750
Less: Weighted-average unvested common shares	—	24,629
Weighted-average common shares outstanding	7,544,432	7,475,121
Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,544,432	7,475,121

	Three months ended December 31,
	2011	2010
Basic
Weighted-average common shares including unvested Common shares outstanding	7,547,047	7,498,653
Less: Weighted-average unvested common shares	—	24,900
Weighted-average common shares outstanding	7,547,047	7,473,753
Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,547,047	7,473,753

There were 325,800 and 309,800 stock option shares outstanding for the six- and three-month periods ended December 31, 2011, respectively, which were antidilutive for the respective periods. There were 325,800 stock option shares outstanding for each of the six- and three-month periods ended December 31, 2010, which were antidilutive for the respective periods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011

(unaudited)

4.    Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2011 and June 30, 2011, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains:

	December 31, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$190	$4	$-	$194
U.S. Treasury note	12,500	-	-	12,500
	12,690	4	-	12,694

		Gross	Gross	Estimated
	Amortized	unrecognized	unrecognized	fair
	cost	gains	losses	value
Held-to-maturity Securities
Agency mortgage-backed: residential	$5,760	$413	$-	$6,173

June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale Securities
Agency mortgage-backed: residential	$199	$4	$-	$203

		Gross	Gross	Estimated
	Amortized	unrecognized	unrecognized	fair
	cost	gains	losses	value
Held-to-maturity Securities
Agency mortgage-backed: residential	$6,810	$447	$-	$7,257

Our securities holdings consist of agency mortgage-backed securities, which do not have a single maturity date and a $12.5 million U.S. Treasury note that matures in February 2012. None of our securities were pledged at December 31, 2011 or June 30, 2011.

There were no sales of investment securities during the fiscal year ended June 30, 2011 or the six-month period ended December 31, 2011.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Management does not believe other-than-temporary impairment is evident.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011

(unaudited)

5.   Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2011	2011

Residential real estate
One- to four-family	$155,946	$158,821
Multi-family	9,619	4,504
Construction	217	1,062
Nonresidential real estate and land	11,654	12,211
Loans on deposits	2,369	2,405
Consumer and other	5,066	4,824
	184,871	183,827
Less:
Undisbursed portion of loans in process	82	353
Deferred loan origination fees (cost)	(98)	(86)
Allowance for loan losses	842	764
	$184,045	$182,796

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2011:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$490	$69	$4	$—	$555
Multi-family	11	18	—	—	29
Construction	5	(4)	—	—	1
Nonresidential real estate and land	36	(1)	—	—	35
Loans on deposits	8	(1)	—	—	7
Consumer and other	14	1	—	—	15
Unallocated	200	—	—	—	200
Totals	$764	$82	$4	$—	$842

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2011:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$490	$69	$4	$—	$555
Multi-family	19	10	—	—	29
Construction	1	—	—	—	1
Nonresidential real estate and land	33	2	—	—	35
Loans on deposits	7	—	—	—	7
Consumer and other	14	1	—	—	15
Unallocated	200	—	—	—	200
Totals	$764	$82	$4	$—	$842

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011

(unaudited)

5.    Loans receivable (continued)

The activity in the allowance for loan losses for the six- and three-month periods ended December 31, 2010 is summarized as follows:

(in thousands)	Six months	Three months

Beginning balance	$1,535	$1,519
Provision for losses on loans	68	43
Charge-offs	(36)	—
Recoveries	—	5
Ending balance	$1,567	$1,567

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2011. There were no loans acquired with deteriorated credit quality at December 31, 2011.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,277	$93	$—	$93
Multi-family	—	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	—
	$2,277	$93	$—	$93

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$153,669	$462	$—	$462
Multi-family	9,619	29	—	29
Construction	217	1	—	1
Nonresidential real estate and land	11,654	35	—	35
Loans on deposits	2,369	7	—	7
Consumer and other	5,066	15	—	15
Unallocated	—	—	200	200
	$182,594	$549	$200	$749

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

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

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

(unaudited)

5.       Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2010. There were no loans acquired with deteriorated credit quality at December 31, 2010.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$7,633	$896	$—	$896
Multi-family	425	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	—
	$8,058	$896	$—	$896

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$154,784	$400	$—	$400
Multi-family	7,180	18	—	18
Construction	1,167	3	—	3
Nonresidential real estate and land	12,381	31	—	31
Loans on deposits	2,348	6	—	6
Consumer and other	4,888	13	—	13
Unallocated	—	—	200	200
	$182,748	$471	$200	$671

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended December 31, 2011:

(in thousands)	Outstanding Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Received

With no related allowance recorded:
One- to four-family	$1,120	$—	$1,186	$29	$29

With an allowance recorded:
One- to four-family	$1,157	$93	$1,165	$4	$4

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

(unaudited)

5. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the twelve months ended June 30, 2011:

(in thousands)	Outstanding Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Received

With no related allowance recorded:
One- to four-family	$1,136	$—	$1,296	$44	$44

With an allowance recorded:
One- to four-family	$1,088	$55	$1,213	$33	$33

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

During the period ended December 31, 2011, the terms of a certain loan was modified to accept a payment for interest, taxes and insurance for a period of time.

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and TDRs by class of loans as of December 31, 2011:

(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	TDRs on Accrual Status

One- to four-family residential real estate	$1,740	$103	$919

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

(unaudited)

5.         Loans receivable (continued)

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and TDRs by class of loans as of June 30, 2011:

(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	TDRs on Accrual Status

One- to four-family residential real estate	$876	$-	$729

The Company granted one TDR loan modification totaling $192,000 during the six-month period ended December 31, 2011. The pre-modification outstanding recorded investment equaled the post-modification outstanding recorded investment. The TDRs described above did not increase the allowance for loan losses and did not result in charge offs during the six months ended December 31, 2011. There were no TDRs that defaulted during the six-month period ended December 31, 2011 or over the previous twelve months. There are no outstanding commitments to lend on loans classified as TDRs. A summary of the types of TDR loan modifications that occurred during the first six months of fiscal 2012 were as follows:

(in thousands)	Number of Loans	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Residential real estate:
One- to four-family	1	$192	$—	$192

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2011, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,800	$1,843	$5,643	$150,303	$155,946
Multi-family	—	—	—	9,619	9,619
Construction	—	—	—	217	217
Nonresidential real estate and land	—	—	—	11,654	11,654
Loans on deposits	—	—	—	2,369	2,369
Consumer and other	—	—	—	5,066	5,066
Total	$3,800	$1,843	$5,643	$179,228	$184,871

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

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

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2011

(unaudited)

5.    Loans receivable (continued)

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$64	$2,561	$—	$153,321
Multi-family	7,434	—	2,184	—	—
Construction	217	—	—	—	—
Nonresidential real estate and land	11,382	272	—	—	—
Loans on deposits	—	—	—	—	2,369
Consumer and other	—	—	—	—	5,066

At June 30, 2011, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$67	$2,180	$—	$156,574
Multi-family	4,504	—	—	—	—
Construction	1,062	—	—	—	—
Nonresidential real estate and land	11,943	268	—	—	—
Loans on deposits	—	—	—	—	2,405
Consumer and other	—	—	—	—	4,824

6.    Commitments

As of December 31, 2011, loan commitments and unused lines of credit totaled $8.7 million, which included $1,000 in undisbursed construction loans, $432,000 in one- to four-family mortgage loans, and $8.3 million in lines of credit secured by equity in real property.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011

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

Other Real Estate

Nonrecurring adjustments to real estate properties classified as other real estate owned (“OREO”) are measured at fair value, less costs to sell. Fair values are based on recent real estate appraisals. These appraisals may use a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011

(unaudited)

7. Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at December 31, 2011
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$194	$-	$194	$-
U.S. Treasury Note	$12,500	$12,500	$-	$-

Fair Value Measurements at June 30, 2011
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$203	$-	$203	$-

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at December 31, 2011
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Impaired Loans: One- to four-family	$1,064	$-	$-	$1,064
Other real estate owned, net
One- to four-family	475	-	-	475

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011

(unaudited)

7. Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired loans with allocated allowance for loan losses had a carrying amount of $1.157 million and a specific valuation allowance of $93,000 at December 31, 2011. A specific allowance provision of $41,000 was made for the three month period ended December 31, 2011. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $475,000, after a write-down of $48,000 for the six months ended December 31, 2011.

		Fair Value Measurements at June 30, 2011
		(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired Loans: One- to four-family	$1,033	$-	$-	$1,033
Other real estate owned, net
One- to four-family	126	-	-	126
Multi-family	186	-	-	186

Impaired loans with allocated allowance for loan losses had a carrying amount of $1.1 million, with a valuation allowance of $55,000 at June 30, 2011. A specific provision for loan losses of $187,000 was included for the year ended june 30, 2011. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $312,000, after a write-down of $71,000 for the year ended June 30, 2011.

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

The following methods were used to estimate the fair value of all other financial instruments at December 31, 2011 and June 30, 2011:

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011

(unaudited)

7. Disclosures About Fair Value of Assets and Liabilities (continued)

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at December 31, 2011 and June 30, 2011, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2011

(unaudited)

7. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2011 and June 30, 2011 are as follows:

	December 31, 2011		June 30, 2011
	Carrying	Fair	Carrying	Fair
	Value	value	value	value
	(In Thousands)
Financial assets
Cash and cash equivalents	$4,158	$4,158	$5,049	$5,049
Interest-earning deposits	100	100	100	100
Available-for-sale securities	12,694	12,694	203	203
Held-to-maturity securities	5,760	6,173	6,810	7,257
Loans held for sale	—	—	—	—
Loans receivable - net	184,045	191,666	182,796	190,183
Federal Home Loan Bank stock	5,641	n/a	5,641	n/a
Accrued interest receivable	504	504	538	538

Financial liabilities
Deposits	$136,595	$138,071	$139,940	$141,408
Federal Home Loan Bank advances	38,715	37,925	25,261	23,797
Advances by borrowers for taxes and insurance	141	141	471	471
Accrued interest payable	82	82	91	91

8. Subsequent events

On November 3, 2011, the Company announced that it had signed a definitive merger agreement with CKF Bancorp, Inc., (“CKF Bancorp”) the holding company for Central Kentucky Federal Savings Bank. At September 30, 2011, CKF Bancorp had assets of $131.1 million, including loans of $109.0 million (net of $1.7 million in allowance for loan losses) and deposits of $103.5 million. The consideration to be given includes both cash and the Company’s common stock. The completion of the merger is subject to approval of the shareholders of CKF Bancorp and receipt of regulatory approvals. The transaction is expected to be closed in the third quarter of 2012.

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

Pending Merger

On November 3, 2011, the Company announced that it had signed a definitive merger agreement with CKF Bancorp, Inc. At September 30, 2011, CKF Bancorp had assets of $131.1 million, including loans of $109.0 million (net of $1.7 million in allowance for loan losses) and deposits of $103.5 million. The consideration to be given includes both cash and the Company’s common stock. The completion of the merger is subject to approval of the shareholders of CKF Bancorp and receipt of regulatory approvals. The transaction is expected to be closed in the third quarter of 2012.

On December 7, 2011, CKF Bancorp stockholders filed putative class action lawsuits on behalf of CKF Bancorp stockholders in the Boyle Circuit Court against CKF Bancorp, the CKF Bancorp board and Kentucky First Federal Bancorp. The cases are captioned Cassidy, et. al. v. CKF Bancorp, Inc., et al., Civ. Act. No. 11-C1-587 and DeMartini, et al. v. CKF Bancorp, Inc., et al., Civ. Act. No. 11-C1-588. Each complaint alleges that the CKF board breached its fiduciary duties by approving the merger agreement because the merger consideration is inadequate, the CKF Bancorp directors failed to conduct a thorough and proper sales process to maximize stockholder value and the transaction unfairly benefits the CKF Bancorp board to the disadvantage of the CKF Bancorp stockholders. The complaints also allege that Kentucky First Federal Bancorp aided and abetted the CKF Bancorp board’s breach of fiduciary duties. CKF Bancorp and Kentucky First Federal Bancorp believe both complaints to be without merit and intend to vigorously defend against these claims.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2011			2010
		Interest			Interest
	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:

Loans	$184,741	$4,936	5.34%	$190,924	$5,159	5.40%
Mortgage-backed securities	6,583	139	4.22	9,102	193	4.24
Other securities	372	1	0.54	1,535	1	0.13
Other interest-earning assets	11,056	112	2.03	13,168	119	1.81
Total interest-earning assets	202,752	5,188	5.12	214,729	5,472	5.10

Less: Allowance for loan losses	(764)			(1,526)
Non-interest-earning assets	24,810			24,405
Total assets	$226,798			$237,608
Interest-bearing liabilities:
Demand deposits	$12,758	$16	0.25%	$13,712	$49	0.71%
Savings	35,656	150	0.84	29,626	150	1.01
Certificates of deposit	90,992	721	1.58	100,973	1,221	2.42
Total deposits	139,406	887	1.27	144,311	1,420	1.97
Borrowings	25,212	311	2.47	32,506	404	2.49
Total interest-bearing liabilities	164,618	1,198	1.46	176,817	1,824	2.06
Noninterest-Bearing demand deposits	1,129			972
Noninterest-bearing liabilities	2,363			2,303
Total liabilities	168,110			180,092
Shareholders’ equity	58,688			57,516
Total liabilities and shareholders’ equity	$226,798			$237,608
Net interest income/average yield		$3,990	3.66%		$3,648	3.04%
Net interest margin			3.94%			3.40%
Average interest-earning assets to
average interest-bearing liabilities			123.17%			121.44%

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended December 31, 2011 and 2010, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2011			2010
		Interest			Interest
	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:

Loans	$185,027	$2,470	5.34%	$190,830	$2,577	5.40%
Mortgage-backed securities	6,349	67	4.22	8,742	93	4.26
Other securities	643	1	0.62	2,969	1	0.14
Other interest-earning assets	10,259	56	2.18	12,277	55	1.79
Total interest-earning assets	202,278	2,594	5.13	214,818	2,726	5.08

Less: Allowance for loan losses	(764)			(1,520)
Non-interest-earning assets	24,706			24,542
Total assets	$226,220			$237,840
Interest-bearing liabilities:
Demand deposits	$13,069	$6	0.18%	$14,205	$24	0.68%
Savings	36,086	61	0.68	29,688	75	1.01
Certificates of deposit	89,633	336	1.50	100,668	582	2.31
Total deposits	138,788	403	1.16	144,561	681	1.88
Borrowings	25,328	151	2.38	32,475	161	1.98
Total interest-bearing liabilities	164,116	554	1.35	177,036	842	1.90
Noninterest-Bearing demand deposits	1,082			985
Noninterest-bearing liabilities	2,234			2,278
Total liabilities	167,432			180,299
Shareholders’ equity	58,788			57,541
Total liabilities and shareholders’ equity	$226,220			$237,840
Net interest income/average yield		$2,040	3.78%		$1,884	3.18%
Net interest margin			4.03%			3.51%
Average interest-earning assets to
average interest-bearing liabilities			123.25%			121.34%

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2011 to December 31, 2011

Assets: At December 31, 2011, the Company’s assets totaled $236.4 million, an increase of $10.3 million, or 4.6%, from total assets at June 30, 2011. This increase was attributed primarily to an increase in securities available-for-sale.

Cash and cash equivalents: Cash and cash equivalents decreased by $891,000 to $4.2 million at December 31, 2011. It is management’s preference to deploy excess liquidity into mortgage loans and investment securities to the extent possible, while maintaining adequate liquidity at all times.

Loans: Loans receivable, net, increased by $1.2 million to $184.0 million at December 31, 2011, primarily as a result of loans made on sale of real estate acquired through foreclosure and loans made on multi-family property. Included in loans was a $2.2 million loan made on property formerly held in other real estate, which had $650,000 in deferred revenue at December 31, 2011. Also included in loans at December 31, 2011, was approximately $3.1 million in loans made on 98 residential rental units. These transactions are primarily responsible for the increase in the multi-family loan segment of our loan portfolio. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent. However, loan demand has weakened as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Non-Performing Loans:  At December 31, 2011, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $1.8 million, or 1.0% of total loans, compared to $876,000 or 0.5%, of total loans at June 30, 2011.  The Company’s allowance for loan losses totaled $842,000 at $764,000 at December 31, and June 30, 2011, respectively. The allowance for loan losses at December 31, 2011, represented 45.7% of nonperforming loans and 0.46% of total loans, while at June 30, 2011, the allowance represented 87.2% of nonperforming loans and 0.4% of total loans. What appears to be a deterioration in nonperforming loans was actually a return to the nonperforming loan level the Company experienced at March 31, 2011. At March 31, 2011 the allowance represented 12.2% of nonperforming loans and 0.4% of total loans. Many of the single family, owner-occupied borrowers who had non-performing loans at March 31, 2011, improved performance in the quarter ended June 30, 2011, but returned to poorly performing in the quarter ended September 30, 2011, and have remained poorly performing in the recently ended quarter.

The Company had $7.4 million in assets classified as substandard for regulatory purposes at December 31, 2011, including loans ($4.7 million) and real estate owned (“REO”) ($2.6 million). Classified loans as a percentage of total loans was 2.6% and 3.7% at December 31, 2011 and June 30, 2011, respectively. All substandard loans were secured by residential property on which the Banks have priority lien position. The table below summarizes substandard loans and negative escrows on those loans at December 31, 2011, and June 30, 2011:

	December 31, 2011		June 30, 2011
	Number		Number
	of	Carrying	of	Carrying
	Loans	Value	Loans	Value
One- to four-family	47	$2,561	26	$1,627
Multi-family	2	2,184	1	641
Total substandard loans	49	$4,745	27	$2,268

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2011 to December 31, 2011 (continued)

At December 31 2011, and June 30, 2011, the Company had $336,000 and $335,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. At December 31, 2011, no loans were classified as doubtful or loss for regulatory purposes. For further information on non-performing loans see “Note 6. Loans Receivable” of the Notes to Consolidated Financial Statements set forth in Item 1, above.

The following table presents the aggregate carrying value of REO at December 31, 2011, and June 30, 2011:

	December 31, 2011		June 30, 2011
	Number	Aggregate	Number	Aggregate
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single-family homes	8	$774	43	$2,448
2-4family properties	13	1,607	13	1,607
Multi-family	1	234	1	234
Building lot	1	15	1	15
Total other real estate owned	23	$2,630	58	$4,304

Securities: At December 31, 2011, the Company’s investment securities had increased $11.4 million or 163.1% to $18.5 million, due primarily to the purchase of a U.S. Treasury note during the quarter just ended. Shortly after the quarter-ended December 31, 2011, the Company’s $12.5 million short-term investment in the U.S. Treasury note matured and the short-term FHLB advance used to finance the investment was repaid.

Liabilities: At December 31, 2011, the Company’s liabilities totaled $177.5 million, an increase of $10.0 million, or 6.0%, from total liabilities at June 30, 2011. The increase in liabilities was attributed primarily to an $13.5 million, or 53.3%, increase in Federal Home Loan Bank advances. Advances increased to $38.7 million at December 31, 2011. The Company plans to repay a significant portion of short-term advances with proceeds from its U.S. Treasury note, which matures in February, 2012.

Shareholders’ Equity: At December 31, 2011, the Company’s shareholders’ equity totaled $59.0 million, an increase of $284,000 or 0.5% from the June 30, 2011 total.

The Company paid dividends of $567,000 or 70.0% of net income for the six-month period just ended. First Federal MHC has waived its right to dividends on its common shares of the Company. The Company believes that a strong dividend is appropriate in light of the high level of capital that both banks now have. At December 31, 2011, capital on a consolidated basis and at each of the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth. Management cannot speculate on future dividend levels. Various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, herein for additional discussion regarding dividends.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2011 and 2010

General

Net income totaled $809,000 for the six months ended December 31, 2011, an increase of $52,000 from net income of $757,000 for the same period in 2010. The increase was primarily attributable to higher net interest income.

Net Interest Income

Net interest income after provision for loan losses increased $328,000 or 9.2% to $3.9 million for the six-month period ended December 31, 2011, from $3.6 million for the 2010 period, due to interest expense decreasing at a faster pace than interest income. Interest income decreased by $284,000, or 5.2%, to $5.2 million, while interest expense decreased $626,000 or 34.3% to $1.2 million for the six months ended December 31, 2011. Net interest margin increased from 3.40% for the six months ended December 31, 2010 to 3.94% for the recently ended period. Net interest margin also increased from 3.51% for the prior year quarterly period to 4.03% for the quarter ended December 31, 2011.

Interest income on loans decreased $223,000 or 4.3% to $4.9 million, due primarily to a decrease in the average outstanding balance of the loan portfolio. The average balance of loans outstanding for the six-month period ended December 31, 2011, decreased $6.2 million or 3.2% to an average of $184.7 million for the six months just ended, while the average rate earned decreased 6 basis points to 5.34% for the period just ended. Interest income on mortgage-backed residential securities decreased $54,000 or 28.0% to $139,000 for the six months ended December 31, 2011. The decrease in the income from securities was related to reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the six-month period just ended.

Interest expense on deposits and borrowings both declined period to period. Interest expense on deposits decreased $533,000 or 37.5% to $887,000 for the six-month period ended December 31, 2011, while interest expense on borrowings declined $93,000 or 23.0% to $311,000 for the same period. The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits. The average rate paid on deposits decreased 70 basis points to 1.27% for the most recent period, while the average balance of deposits decreased $4.9 million or 3.4% to $139.4 million. The decline in interest expense on borrowings was attributed primarily to a lower amount of borrowings outstanding, which declined $7.3 million to $25.2 million for the most recent period, while the average rate paid on borrowings decreased 2 basis points to 2.47% for the recently ended six-month period. If the general level of interest rates remains steady, we expect to see our time deposits continue to reprice to lower levels, although the rate of repricing will decline over time. Our adjustable rate loans have rate floors, which are set at 50 basis points lower than the origination interest rate. At December 31, 2011, adjustable rate loans made up approximately 68% of our real estate loan portfolio. The decline in deposit repricing will likely cause the increase in our net interest margin to plateau.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2011 and 2010 (continued)

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision of $82,000 for losses on loans during the six months ended December 31, 2011, compared to a provision of $68,000 for the six months ended December 31, 2010. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $57,000 for the six months ended December 31, 2011, a decrease of $97,000 from the same period in 2010, primarily as a result of a decrease of $69,000 in net gains on sales of loans. Also contributing to the decline in non-interest income were losses recognized on the sale of OREO and a charge on the decline in value of OREO property held at December 31, 2011. A loss of $13,000 was recognized on the sale of OREO during the current period, while impairment charges totaled $48,000 for OREO.

Non-interest Expense

Non-interest expense totaled $2.8 million for the six months ended December 31, 2011, an increase of $152,000, or 5.8%, compared to the same period in 2010. The increase was due primarily to an increase in legal and other outside service expense, which increased chiefly because of the Company’s agreement of merger with CKF Bancorp, Inc., which was announced on November 3, 2011. Outside service fees totaled $189,000 for the recently-ended period compared to $67,000 for the prior year period, a $122,000 or 182.1% increase. Legal fees totaled $192,000 for the six months ended December 31, 2011, an increase of $123,000 or 178.3% over the prior year.

Federal Income Tax Expense (Benefit)

Federal income taxes expense totaled $396,000 for the six months ended December 31, 2011, an increase of $27,000, compared to federal income tax expense recognized in the prior year period. The effective tax rates were 32.9% and 32.8% for the six-month periods ended December 31, 2011 and 2010, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2011 and 2010

General

Net income totaled $388,000 for the three months ended December 31, 2011, a decrease of $36,000 from net income of $424,000 for the same period in 2010. The decrease was primarily attributable to higher non-interest expense and higher provision for loan losses.

Net Interest Income

Net interest income after provision for loan losses increased $117,000 or 6.4% to $1.9 million for the three-month period ended December 31, 2011, from $1.8 million for the 2010 period, due to interest expense decreasing at a faster pace than interest income. Interest income decreased by $132,000, or 4.8%, to $2.6 million, while interest expense decreased $288,000 or 34.2% to $554,000 for the three months ended December 31, 2011

Interest income on loans decreased $107,000 or 4.2% to $2.5 million, due primarily to a decrease in the average outstanding balance of the loan portfolio. The average balance of loans outstanding for the three-month period ended December 31, 2011, decreased $5.8 million or 3.0% to an average of $185.0 million for the three months just ended, due primarily to loan payoffs due to refinancing, while the average rate earned decreased 6 basis points to 5.34% for the period just ended. Interest income on mortgage-backed residential securities decreased $26,000 or 28.0% to $67,000 for the three months ended December 31, 2011. The decrease in the income from securities was related to reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the three-month period just ended.

Interest expense on deposits and borrowings both declined period to period. Interest expense on deposits decreased $278,000 or 40.8% to $403,000 for the three-month period ended December 31, 2011, while interest expense on borrowings declined $10,000 or 6.2% to $161,000 for the same period. The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits. The average rate paid on deposits decreased 72 basis points to 1.16% for the most recent period, while the average balance of deposits decreased $5.8 million or 4.0% to $138.8 million. The decline in interest expense on borrowings was attributed primarily to a lower amount of borrowings outstanding, which declined $7.1 million to $25.3 million for the most recent period, while the average rate paid on borrowings increased 40 basis points to 2.38% for the recently ended three-month period, due primarily to lower amortization of premium associated with FHLB advances acquired in its 2005 merger.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2011 and 2010 (continued)

Provision for Losses on Loans

The Company recorded a provision of $82,000 for losses on loans during the three months ended December 31, 2011, compared to a provision of $43,000 for the three months ended December 31, 2010. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $31,000 for the three months ended December 31, 2011, a decrease of $43,000 from the same period in 2010, primarily as a result of a decrease of $41,000 in net gains on sales of loans. Also contributing to the decline in non-interest income were charges on the decline in value of OREO property. An impairment charge of $38,000 was recorded during the quarter ended December 31, 2011.

Non-interest Expense

Non-interest expense totaled $1.4 million for the three months ended December 31, 2011, an increase of $129,000, or 10.1%, compared to the same period in 2010. The increase was due primarily to an increase in legal, and other outside service expense, which increased chiefly because of the Company’s recently announced agreement for merger. Outside service fees totaled $113,000 for the recently-ended quarter compared to $34,000 for the prior year period, a $79,000 or 232.4% increase. Legal fees totaled $131,000 for the three months ended December 31, 2011, an increase of $94,000 or 254.1% over the prior year.

Federal Income Tax Expense (Benefit)

Federal income taxes expense totaled $190,000 for the three months ended December 31, 2011, a decrease of $19,000, compared to federal income tax expense recognized in the prior year period. The effective tax rates were 32.9% and 33.0% for the three-month periods ended December 31, 2011 and 2010, respectively.

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

The risk factor set forth below supplements the risks and uncertainties to which our financial condition and operations are subject, which risk factors are discussed in detail in Item 1A of Part I of the Annual Report on Form 10-K of Kentucky First Federal Bancorp for the year ended June 30, 2011.

The amount of dividends we pay on our common stock, if any, may be limited by the ability of First Federal, MHC to waive receipt of dividends.

First Federal, MHC (the “MHC”) owns approximately 61.1% of the Company’s outstanding stock.  As a result, when and if the Company pays dividends to its shareholders, it also is required to pay dividends to the MHC unless the MHC is permitted by its federal regulator to waive the receipt of dividends.  Historically, the MHC’s federal regulator has permitted the MHC to waive its right to dividends declared by the Company on the shares that it owns.  The MHC has received the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to waive dividends paid by the Company for the quarters ended September 30, 2011, December 31, 2011.  It is expected that the MHC will continue to waive future dividends, except to the extent dividends are needed to fund the MHC’s continuing operations, and subject to the ability of the MHC to obtain regulatory approval in the future of its requests to waive dividends.

The Federal Reserve Board has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. In addition, the interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally Bank depositors) before it can waive dividends.  For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends.

While the MHC is grandfathered for purposes of the Federal Reserve Board dividend waiver regulations, we cannot predict whether the Federal Reserve Board will grant dividend waiver requests in the future and, if it were to grant such waiver requests, we cannot predict the nature of conditions, if any, the Federal Reserve Board may place on future dividend waiver requests.  The denial of a dividend waiver request or the imposition of burdensome conditions on an approval of a waiver request may significantly limit the amount of dividends the Company pays in the future, if any.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)     The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2011.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

October 1-31, 2011	—	$—	—	92,500
November 1-30, 2011	—	$—	—	92,500
December 1-31, 2011	5,000	$9.02	5,000	87,500

(1) On May 14, 2010, the Company announced the completion of the stock repurchase program begun on October 17, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

	3.1[1]	Charter of Kentucky First Federal Bancorp
	3.2	Bylaws of Kentucky First Federal Bancorp, as amended and restated
	4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2012	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	February 14, 2012	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

