Form 10-Q
period 2012-03-31
Kentucky First Federal Bancorp
filed 2012-05-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

 EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number:	0-51176

KENTUCKY FIRST FEDERAL BANCORP
(Exact name of registrant as specified in its charter)

United States of America	61-1484858
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
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

Yes ☐    No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 10, 2012, the latest practicable date, the Corporation had 7,735,703 shares of $.01 par value common stock outstanding.

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

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	March 31,	June 30,
	2012	2011

ASSETS

Cash and due from financial institutions	$1,743	$1,002
Interest-bearing demand deposits	2,563	4,047
Cash and cash equivalents	4,306	5,049

Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	192	203
Securities held-to-maturity, at amortized cost- approximate fair value of $6,173 and $7,257 at March 31, 2012 and June 30, 2011, respectively	5,207	6,810
Loans, net of allowance of $818 and $764 at March 31, 2012 and June 30, 2011, respectively	182,495	182,796
Real estate owned, net	2,630	4,304
Premises and equipment, net	2,658	2,667
Federal Home Loan Bank stock, at cost	5,641	5,641
Accrued interest receivable	481	538
Bank-owned life insurance	2,674	2,607
Goodwill	14,507	14,507
Other intangible assets	—	87
Prepaid FDIC assessments	274	361
Prepaid federal income taxes	—	22
Prepaid expenses and other assets	613	443

Total assets	$221,778	$226,135

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$135,434	$139,940
Federal Home Loan Bank advances	24,662	25,261
Advances by borrowers for taxes and insurance	340	471
Accrued interest payable	74	91
Accrued federal income taxes	159	—
Deferred federal income taxes	620	1,021
Deferred revenue	650	—
Other liabilities	564	654
Total liabilities	162,503	167,438

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,877	36,907
Retained earnings	32,350	31,860
Unearned employee stock ownership plan (ESOP)	(1,826)	(1,989)
Treasury shares at cost, 816,375 and 811,375 common shares at March 31, 2012 and June 30, 2011, respectively	(8,215)	(8,170)
Accumulated other comprehensive income	3	3
Total shareholders’ equity	59,275	58,697

Total liabilities and shareholders’ equity	$221,778	$226,135

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended		Three months ended
	March 31,		March 31,
	2012	2011	2012	2011
Interest income
Loans	$7,369	$7,644	$2,433	$2,485
Mortgage-backed securities	200	277	61	84
Other securities	1	2	—	1
Interest-bearing deposits and other	176	184	64	65
Total interest income	7,746	8,107	2,558	2,635

Interest expense
Deposits	1,247	2,004	360	584
Borrowings	459	545	148	141
Total interest expense	1,706	2,549	508	725
Net interest income	6,040	5,558	2,050	1,910
Provision for losses on loans	82	669	—	601
Net interest income after provision for losses on loans	5,958	4,889	2,050	1,309

Non-interest income
Gain on sale of loans	23	107	—	15
Earnings on bank-owned life insurance	67	68	23	23
Gain (loss) on sale of real estate acquired through foreclosure	1	(36)	14	—
Unrealized loss-other real estate	(48)	—	—	—
Other	76	80	25	27
Total non-interest income	119	219	62	65

Non-interest expense
Employee compensation and benefits	2,375	2,257	855	736
Occupancy and equipment	255	258	87	92
Legal fees	274	—	82	—
Outside service fees	210	—	21	—
Data processing	176	189	65	63
Auditing and accounting	96	146	18	59
Federal deposit insurance	113	149	37	46
Franchise and other taxes	138	144	45	46
Amortization of intangible assets	87	98	22	33
Foreclosure and real estate owned expense, net	1	—	(31)	—
Other operating	359	672	123	230
Total non-interest expense	4,084	3,913	1,324	1,305

Income before income taxes	1,993	1,195	788	69

Federal income taxes
Current	1,056	(185)	205	(519)
Deferred	(400)	179	55	144
Total federal income tax expense (benefit)	656	(6)	260	(375)

NET INCOME	$1,337	$1,201	$528	$444

EARNINGS PER SHARE
Basic and diluted	$0.18	$0.16	$0.07	$0.06

DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended		Three months ended
	March 31,		March 31,
	2012	2011	2012	2011

Net income	$1,337	$1,201	$528	$444

Other comprehensive income, net of taxes (benefits):
Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $—, $—, $— and $— during the respective periods	—	—	—	1

Comprehensive income	$1,337	$1,201	$528	$445

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2012	2011
Cash flows from operating activities:
Net income	$1,337	$1,201
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	146	138
Amortization of deferred loan origination (fees) costs	5	(5)
Amortization of premiums on FHLB advances	(12)	(103)
Amortization of core deposit intangibles	87	98
Net gain on sale of loans	(23)	(107)
Write down of real estate owned	48	36
Deferred gain on sale of real estate owned	(15)	—
ESOP compensation expense	133	91
Amortization of stock benefit plans and stock options expense	—	270
Earnings on bank-owned life insurance	(67)	(68)
Provision for loan losses	82	669
Origination of loans held for sale	(394)	(2,850)
Proceeds from loans held for sale	417	3,002
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	57	15
Prepaid expenses and other assets	(83)	38
Accrued interest payable	(17)	(32)
Accounts payable and other liabilities	(90)	(599)
Federal income taxes
Current	181	—
Deferred	(401)	—
Net cash provided by operating activities	1,391	1,794

Cash flows from investing activities:
Purchase of available-for-sale securities	(12,500)	(11,000)
Securities maturities, prepayments and calls:
Held to maturity	1,603	13,050
Available for sale	12,511	37
Loans originated for investment, net of principal collected	3,159	2,897
Proceeds from sale of real estate owned	(654)	891
Additions to premises and equipment, net	(137)	(91)
Net cash used in investing activities	3,982	5,784

Cash flows from financing activities:
Net change in deposits	(4,506)	(2,558)
Payments by borrowers for taxes and insurance, net	(131)	(14)
Proceeds from Federal Home Loan Bank advances	17,000	16,000
Repayments on Federal Home Loan Bank advances	(17,587)	(21,980)
Dividends paid on common stock	(847)	(856)
Treasury stock repurchases	(45)	(218)
Net cash provided by financing activities	(6,116)	(9,626)

Net decrease in cash and cash equivalents	(743)	(2,048)

Beginning cash and cash equivalents	5,049	8,362

Ending cash and cash equivalents	$4,306	$6,314

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$790	$500

Interest on deposits and borrowings	$1,735	$2,684

Transfers from loans to real estate acquired through foreclosure, net	$95	$3,845

Loans made on sale of real estate acquired through foreclosure	$2,375	$593

Deferred gain on sale of real estate acquired through foreclosure	$665	$—

Capitalization of mortgage servicing rights	$3	$24

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

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

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2012, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2011 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2011 filed with the Securities and Exchange Commission.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Unsecured consumer loans are typically charged off no later than 120 days past due. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

1.	Basis of presentation (continued)

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are generally returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the loss history experience of the Company over the most recent two years and a rolling average of the current year’s loss history. Prior to this quarter the Company used the loss history experience over the prior year. An expansion of the look-back period results in historical loan losses rolling off less quickly than with a shorter look-back period. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

1.	Basis of presentation (continued)

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

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,
	2012	2011

Net income	$1,337	$1,201
Less earnings allocated to unvested shares	—	(7)

Net income allocated to common shareholders, basic and diluted	$1,337	$1,194

	Three months ended March 31,
	2012	2011

Net income	$528	$444
Less earnings allocated to unvested shares	—	—

Net income allocated to common shareholders, basic and diluted	$528	$444

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012

(unaudited)

3.	Earnings Per Share (continued)

	Nine months ended March 31,
	2012	2012
Basic
Weighted-average common shares including unvested
Common shares outstanding	7,545,639	7,487,610
Less: Weighted-average unvested common shares	—	14,994
Weighted-average common shares outstanding	7,545,639	7,502,604
Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,545,639	7,502,604

	Three months ended March 31,
	2012	2011
Basic
Weighted-average common shares including unvested
Common shares outstanding	7,548,077	7,513,815
Less: Weighted-average unvested common shares	—	—
Weighted-average common shares outstanding	7,548,077	7,513,815
Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,548,077	7,513,815

There were 325,800 and 309,800 stock option shares outstanding for the nine- and three-month periods ended March 31, 2012, respectively, which were antidilutive for the respective periods. There were 325,800 stock option shares outstanding for each of the nine- and three-month periods ended March 31, 2011, which were antidilutive for the respective periods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012

(unaudited)

4.	Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2012 and June 30, 2011, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains:

March 31, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$188	$4	$-	$192

		Gross	Gross	Estimated
	Amortized	unrecognized	unrecognized	fair
	cost	gains	losses	value
Held-to-maturity Securities
Agency mortgage-backed: residential	$5,207	$966	$-	$6,173

June 30, 2011
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale Securities
Agency mortgage-backed: residential	$199	$4	$-	$203

		Gross	Gross	Estimated
	Amortized	unrecognized	unrecognized	fair
	cost	gains	losses	value
Held-to-maturity Securities
Agency mortgage-backed: residential	$6,810	$447	$-	$7,257

Our securities holdings consist of agency mortgage-backed securities, which do not have a single maturity date. None of our securities were pledged at March 31, 2012 or June 30, 2011.

There were no sales of investment securities during the fiscal year ended June 30, 2011 or the nine-month period ended March 31, 2012.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Management does not believe other-than-temporary impairment is evident.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012

(unaudited)

5.	Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2012	2011

Residential real estate
One- to four-family	$155,828	$158,821
Multi-family	8,489	4,504
Construction	284	1,062
Nonresidential real estate and land	11,474	12,211
Loans on deposits	2,292	2,405
Consumer and other	5,062	4,824
	183,429	183,827
Less:
Undisbursed portion of loans in process	222	353
Deferred loan origination fees (cost)	(106)	(86)
Allowance for loan losses	818	764
	$182,495	$182,796

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2012:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$490	$51	$4	$—	$537
Multi-family	11	14	—	—	25
Construction	5	(4)	—	—	1
Nonresidential real estate and land	36	(3)	—	—	33
Loans on deposits	8	(1)	—	—	7
Consumer and other	14	25	24	—	15
Unallocated	200	—	—	—	200
Totals	$764	$82	$28	$—	$818

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012

(unaudited)

5. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$555	$(18)	$—	$—	$537
Multi-family	29	(4)	—	—	25
Construction	1	—	—	—	1
Nonresidential real estate and land	35	(2)	—	—	33
Loans on deposits	7	—	—	—	7
Consumer and other	15	24	24	—	15
Unallocated	200	—	—	—	200
Totals	$842	$—	$24	$—	$818

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2011:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,261	$669	$1,322	$—	$608
Multi-family	11	—	—	—	11
Construction	5	—	—	—	5
Nonresidential real estate and land	36	—	—	—	36
Loans on deposits	8	—	—	—	8
Consumer and other	14	—	—	—	14
Unallocated	200	—	—	—	200
Totals	$1,535	$669	$1,322	$—	$882

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2012

(unaudited)

5.	Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2011:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,329	$601	$1,322	$—	$608
Multi-family	11	—	—	—	11
Construction	5	—	—	—	5
Nonresidential real estate and land	36	—	—	—	36
Loans on deposits	8	—	—	—	8
Consumer and other	14	—	—	—	14
Unallocated	200	—	—	—	200
Totals	$1,603	$601	$1,322	$—	$882

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2012. There were no loans acquired with deteriorated credit quality at March 31, 2012.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,960	$90	$—	$90
Multi-family	—	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	—
	$2,960	$90	$—	$90

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$152,868	$447	$—	$447
Multi-family	8,489	25	—	25
Construction	284	1	—	1
Nonresidential real estate and land	11,474	33	—	33
Loans on deposits	2,292	7	—	7
Consumer and other	5,062	15	—	15
Unallocated	—	—	200	200
	$180,469	$528	$200	$728

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2012

(unaudited)

5.	Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2011. There were no loans acquired with deteriorated credit quality at June 30, 2011.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,224	$55	$—	$55
Multi-family	—	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	—
	$2,224	$55	$—	$55

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$156,597	$439	$—	$439
Multi-family	4,504	13	—	13
Construction	1,062	3	—	3
Nonresidential real estate and land	12,211	34	—	34
Loans on deposits	2,405	7	—	7
Consumer and other	4,824	13	—	13
Unallocated	—	—	200	200
	$181,603	$509	$200	$709

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31, 2012:

(in thousands)	Outstanding Principal Balance	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Received

With no related allowance recorded:
One- to four-family	$1,685	$—	$1,005	$48	$48

With an allowance recorded:
One- to four-family	$1,276	$90	$1,281	$10	$10

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2012

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

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” The substantial majority of the Banks’ residential real estate TDRs involve conceding to refinance a loan to then-current market interest rates despite poor credit history or a high loan-to-value ratio.

During the period ended March 31, 2012, the terms of a certain loan was modified to accept a payment for interest, taxes and insurance for a period of time, while three loans were modified to extend the term of repayment and one loan was considered a TDR simply because the borrower extended the balance of the loan to its maximum amount and was experiencing financial difficulty.

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and TDRs by class of loans as of March 31, 2012:

(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	TDRs on Accrual Status

One- to four-family residential real estate	$1,460	$21	$1,101

The following table presents the recorded investment in nonaccrual loans, loans past due over 90 days still on accrual and TDRs by class of loans as of June 30, 2011:

(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	TDRs on Accrual Status

One- to four-family residential real estate	$876	$-	$729

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2012

(unaudited)

5.	Loans receivable (continued)

The TDRs described above did not increase the allowance for loan losses and did not result in charge offs during the nine months ended March 31, 2012. There were no TDRs that defaulted during the nine-month period ended March 31, 2012 or over the previous twelve months. There are no outstanding commitments to lend on loans classified as TDRs. A summary of the types of TDR loan modifications that occurred during the first nine months of fiscal 2012 were as follows:

(in thousands)	Number of Loans	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms	Total TDRs
Residential real estate:
One- to four-family	5	$379	$—	$379

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2012, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,545	$1,481	$5,026	$150,802	$155,828
Multi-family	—	—	—	8,489	8,489
Construction	—	—	—	284	284
Nonresidential real estate and land	—	—	—	11,474	11,474
Loans on deposits	—	—	—	2,292	2,292
Consumer and other	—	—	—	5,062	5,062
Total	$3,545	$1,481	$5,026	$178,403	$183,429

The following table presents the aging of the principal balance outstanding in past due loans as of June 30, 2011, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,181	$876	$4,057	$154,764	$158,821
Multi-family	—	—	—	4,504	4,504
Construction	—	—	—	1,062	1,062
Nonresidential real estate and land	—	—	—	12,211	12,211
Loans on deposits	—	—	—	2,405	2,405
Consumer and other	—	—	—	4,824	4,824
Total	$3,181	$876	$4,057	$179,770	$183,827

KENTUCKY FIRST FEDERAL BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2012

(unaudited)

5.	Loans receivable (continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$66	$3,000	$—	$152,762
Multi-family	5,676	—	2,813	—	—
Construction	284	—	—	—	—
Nonresidential real estate and land	11,202	272	—	—	—
Loans on deposits	—	—	—	—	2,292
Consumer and other	—	—	—	—	5,062

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012

(unaudited)

5.	Loans receivable (continued)

At June 30, 2011, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$67	$2,180	$—	$156,574
Multi-family	4,504	—	—	—	—
Construction	1,062	—	—	—	—
Nonresidential real estate and land	11,943	268	—	—	—
Loans on deposits	—	—	—	—	2,405
Consumer and other	—	—	—	—	4,824

6.	Commitments

As of March 31, 2012, loan commitments and unused lines of credit totaled $13.9 million, which included $222,000 in undisbursed construction loans, $1.1 million in one- to four-family mortgage loans, $4.0 million in multi-family loans and $8.6 million in lines of credit secured by equity in real property.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012

(unaudited)

7.	Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired Loans

At the time a loan is considered impaired, it is evaluated for loss based on the fair value of collateral securing the loan if the loan is collateral dependent. If a loss is identified, a specific allocation will be established as part of the allowance for loan losses such that the loan’s net carrying value is at its estimated fair value. it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly

Other Real Estate

Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Financial assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements at March 31, 2012
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$192	$—	$192	$—

Fair Value Measurements at June 30, 2011
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Agency mortgage-backed: residential	$203	$—	$203	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012

(unaudited)

7.	Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

Fair Value Measurements at March 31, 2012
(in thousands)
Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	Total	(Level 1)	(Level 2)	(Level 3)

Impaired Loans: One- to four-family	$1,186	$-	$-	$1,186
Other real estate owned, net One- to four-family	475	-	-	475

Impaired loans with allocated allowance for loan losses had a carrying amount of $1.276 million and a specific valuation allowance of $90,000 at March 31, 2012. No specific allowance provision was made for the three month period ended March 31, 2012 while a provision of $35,000 was made for the nine-month period then ended. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $475,000, after a write-down of $48,000 for the nine months ended March 31, 2012.

		Fair Value Measurements at June 30, 2011
		(in thousands)
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)

Impaired Loans: One- to four-family	$1,033	$—	$-	$1,033
Other real estate owned, net One- to four-family	126	—	-	126
Multi-family	186	—	-	186

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012

(unaudited)

7.	Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at March 31, 2012 and June 30, 2011:

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at March 31, 2012 and June 30, 2011, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2012

(unaudited)

7.	Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2012 and June 30, 2011 are as follows:

		Fair Value Measurements at
		March 31, 2012 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$4,306	$4,306			$4,306
Interest-earning deposits	100	100			100
Available-for-sale securities	192		$192		192
Held-to-maturity securities	5,207		6,173		6,173
Loans receivable - net	182,495			$186,769	186,769
Federal Home Loan Bank stock	5,641				n/a
Accrued interest receivable	481			481	481

Financial liabilities
Deposits	$135,434	$49,863	$85,610		$135,473
Federal Home Loan Bank advances	24,662		27,133		27,133
Advances by borrowers for taxes and insurance	340			$340	340
Accrued interest payable	74	1	73		74

The carrying amounts and estimated fair values of financial instruments at June 30, 2011, are as follows:

	June 30, 2011
	Carrying	Fair
(in thousands)	value	value

Financial assets
Cash and cash equivalents	$5,049	$5,049
Interest-earning deposits	100	100
Available-for-sale securities	203	203
Held-to-maturity securities	6,810	7,257
Loans held for sale	—	—
Loans receivable - net	182,796	190,183
Federal Home Loan Bank stock	5,641	n/a
Accrued interest receivable	538	538

Financial liabilities
Deposits	$139,940	$141,408
Federal Home Loan Bank advances	25,261	23,797
Advances by borrowers for taxes and insurance	471	471
Accrued interest payable	91	91

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

Pending Merger

On November 3, 2011, the Company announced that it had signed a definitive merger agreement with CKF Bancorp, Inc. At March 31, 2012, CKF Bancorp reported assets of $126.0 million, including loans of $104.7 million (net of $1.9 million in allowance for loan losses) and deposits of $102.5 million. The consideration to be given includes both cash and the Company’s common stock. The completion of the merger is subject to approval of the shareholders of CKF Bancorp and receipt of regulatory approvals. The transaction is expected to be closed in the third quarter of 2012.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2012 and 2011, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2012			2011
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$184,523	$7,369	5.32%	$190,950	$7,644	5.34%
Mortgage-backed securities	6,312	200	4.22	8,689	277	4.25
Other securities	2,691	1	0.50	1,264	2	0.21
Other interest-earning assets	10,554	176	2.22	12,826	184	1.91
Total interest-earning assets	204,080	7,746	5.06	213,729	8,107	5.06

Less: Allowance for loan losses	(788)			(1,532)
Non-interest-earning assets	24,812			23,228
Total assets	$228,104			$235,425

Interest-bearing liabilities:
Demand deposits	$12,485	$23	0.25%	$13,727	$65	0.63%
Savings	35,926	220	0.82	30,690	227	0.99
Certificates of deposit	89,410	1,004	1.50	99,994	1,712	2.28
Total deposits	137,821	1,247	1.21	144,411	2,004	1.85
Borrowings	28,064	459	2.18	30,817	545	2.36
Total interest-bearing liabilities	165,885	1,706	1.37	175,228	2,549	1.94

Noninterest-Bearing demand deposits	1,161			942
Noninterest-bearing liabilities	2,252			1,826
Total liabilities	169,298			177,996

Shareholders’ equity	58,806			57,429
Total liabilities and shareholders’ equity	$228,104			$235,425
Net interest income/average yield		$6,040	3.69%		$5,558	3.12%
Net interest margin			3.94%			3.47%
Average interest-earning assets to average interest-bearing liabilities			123.03%			121.97%

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended March 31, 2012 and 2011, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2012			2011
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$184,082	$2,433	5.28%	$188,757	$2,485	5.27%
Mortgage-backed securities	5,763	61	4.23	7,845	84	4.28
Other securities	7,380	—	—	711	1	0.56
Other interest-earning assets	9,538	64	2.68	12,127	65	2.14
Total interest-earning assets	206,763	2,558	4.94	209,440	2,635	5.03

Less: Allowance for loan losses	(834)			(1,545)
Non-interest-earning assets	24,818			23,064
Total assets	$230,747			$230,959

Interest-bearing liabilities:
Demand deposits	$12,021	$7	0.23%	$13,880	$16	0.46%
Savings	36,477	70	0.77	31,020	77	0.99
Certificates of deposit	86,211	283	1.31	97,994	491	2.00
Total deposits	134,709	360	1.07	142,894	584	1.64
Borrowings	33,832	148	1.75	27,363	141	2.06
Total interest-bearing liabilities	168,541	508	1.21	170,257	725	1.70

Noninterest-Bearing demand deposits	1,138			757
Noninterest-bearing liabilities	2,022			1,488
Total liabilities	171,701			172,502

Shareholders’ equity	59,046			58,457
Total liabilities and shareholders’ equity	$230,747			$230,959
Net interest income/average yield		$2,050	3.73%		$1,910	3.33%
Net interest margin			3.96%			3.65%
Average interest-earning assets to average interest-bearing liabilities			122.68%			123.01%

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2011 to March 31, 2012

Assets: At March 31, 2012, the Company’s assets totaled $221.8 million, a decrease of $4.4 million, or 1.9%, from total assets at June 30, 2011. This decrease was attributed primarily to a decrease in real estate acquired through foreclosure as well as decrease in securities.

Cash and cash equivalents: Cash and cash equivalents decreased by $743,000 to $4.3 million at March 31, 2012. It is management’s preference to deploy excess liquidity into mortgage loans and investment securities to the extent possible, while maintaining adequate liquidity at all times.

Loans: Loans receivable, net, decreased by $301,000 to $182.5 million at March 31, 2012. Included in loans was a $2.2 million loan made on property formerly held in other real estate, which had $650,000 in deferred revenue at March 31, 2012. Also included in loans at March 31, 2012, was approximately $2.9 million in loans made on 98 residential rental units during the fiscal year. These transactions are primarily responsible for the increase in the multi-family loan segment of our loan portfolio. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable and prudent. However, loan demand has weakened as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Non-Performing Loans:  At March 31, 2012, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $1.5 million, or 0.8% of total loans, compared to $876,000 or 0.5%, of total loans at June 30, 2011.  The Company’s allowance for loan losses totaled $818,000 and $764,000 at March 31, 2012, and June 30, 2011, respectively. The allowance for loan losses at March 31, 2012, represented 55.2% of nonperforming loans and 0.45% of total loans, while at June 30, 2011, the allowance represented 87.2% of nonperforming loans and 0.4% of total loans. What appears to be a deterioration in nonperforming loans from the June 2011 level was actually a lower-than-normal level of nonperforming loans at June 30, 2011. Nonperforming loans at June 30, 2011, declined as some borrowers caught up on loans that generally perform at close to the 90 day delinquent mark. After June 30, 2011, many of these loans returned to nonperforming status. Nonperforming loans at March 31, 2012, were comparable to the nonperforming loans at September 30, 2011 and December 31, 2011, which were $1.7 million and $1.8 million, respectively.

The Company had $8.4 million in assets classified as substandard for regulatory purposes at March 31, 2012, including loans ($5.8 million) and real estate owned (“REO”) ($2.6 million). Classified loans as a percentage of total loans was 3.2% and 1.2% at March 31, 2012 and June 30, 2011, respectively. All substandard loans were secured by residential property on which the Banks have priority lien position. The table below summarizes substandard loans at March 31, 2012, and June 30, 2011:

	March 31, 2012		June 30, 2011
	Number		Number
	of	Carrying	of	Carrying
	Loans	Value	Loans	Value

One- to four-family	50	$3,000	27	$2,180
Multi-family	2	2,813	—	—
Total substandard loans	52	$5,813	27	$2,180

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2011 to March 31, 2012 (continued)

At March 31 2012, and June 30, 2011, the Company had $338,000 and $335,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. At March 31, 2012, no loans were classified as doubtful or loss for regulatory purposes. For further information on non-performing loans see “Note 6. Loans Receivable” of the Notes to Consolidated Financial Statements set forth in Item 1, above.

The following table presents the aggregate carrying value of REO at March 31, 2012, and June 30, 2011:

	March 31, 2012		June 30, 2011
	Number	Aggregate	Number	Aggregate
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single-family homes	8	$774	43	$2,448
2-4 family properties	13	1,607	13	1,607
Multi-family	1	234	1	234
Building lot	1	15	1	15
Total other real estate owned	23	$2,630	58	$4,304

Securities: At March 31, 2012, the Company’s investment securities had decreased $1.6 million or 23.0% to $5.4 million, due scheduled and unscheduled principal repayments. The proceeds were utilized to partially offset a decrease in deposits.

Liabilities: At March 31, 2012, the Company’s liabilities totaled $162.5 million, a decrease of $4.9 million, or 2.9%, from total liabilities at June 30, 2011. The decrease in liabilities was attributed primarily to a $4.5 million, or 3.2%, decrease in deposits, which decreased to $135.4 million at March 31, 2012.

Shareholders’ Equity: At March 31, 2012, the Company’s shareholders’ equity totaled $59.3 million, an increase of $578,000 or 1.0% from the June 30, 2011 total.

The Company paid dividends of $847,000 or 63.4% of net income for the nine-month period just ended. First Federal MHC has waived its right to dividends on its common shares of the Company. The Company believes that a strong dividend is appropriate in light of the high level of capital that both banks now have. At March 31, 2012, capital on a consolidated basis and at each of the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth. Management cannot speculate on future dividend levels. Various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, herein for additional discussion regarding dividends.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2012 and 2011

General

Net income totaled $1.3 million for the nine months ended March 31, 2012, an increase of $136,000 from net income of $1.2 million for the same period in 2011. The increase in net earnings for the period was primarily attributable to a decrease of $587,000 in provision for losses on loans and am increase in net interest income of $482,000, which were partially offset by a decrease in tax benefit of $662,000.

Net Interest Income

Net interest income after provision for loan losses increased $1.1 million or 21.9% to $6.0 million for the nine-month period ended March 31, 2012, from $4.9 million for the 2011 period, due to lower provision for losses on loans and interest expense decreasing at a faster pace than interest income. Interest income decreased by $361,000, or 4.5%, to $7.7 million, while interest expense decreased $843,000 or 33.1% to $1.7 million for the nine months ended March 31, 2012. Net interest margin increased from 3.47% for the nine months ended March 31, 2011 to 3.94% for the recently ended period.

Interest income on loans decreased $275,000 or 3.6% to $7.4 million, due primarily to a decrease in the average outstanding balance of the loan portfolio. The average balance of loans outstanding for the nine-month period ended March 31, 2012, decreased $6.4 million or 3.4% to an average of $184.5 million for the nine months just ended, while the average rate earned decreased 2 basis points to 5.32% for the period just ended. Interest income on mortgage-backed residential securities decreased $77,000 or 28.0% to $200,000 for the nine months ended March 31, 2012. The decrease in the income from securities was related to reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the nine-month period just ended.

Interest expense on deposits and borrowings both declined period to period. Interest expense on deposits decreased $757,000 or 37.8% to $1.2 million for the nine-month period ended March 31, 2012, while interest expense on borrowings declined $86,000 or 15.8% to $459,000 for the same period. The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits. The average rate paid on deposits decreased 64 basis points to 1.21% for the most recent period, while the average balance of deposits decreased $6.6 million or 4.6% to $137.8 million. The decline in interest expense on borrowings was attributed primarily to a lower rate paid on borrowings outstanding, which declined 18 basis points to 2.18% for the most recent period, while the average balance of borrowings outstanding decreased $2.8 million to $28.1 million for the recently ended nine-month period. If the general level of interest rates remains steady, we expect to see our time deposits continue to reprice to lower levels, although the rate of repricing will decline over time. Our adjustable rate loans have rate floors, which are set at 50 basis points lower than the origination interest rate. At March 31, 2012, adjustable rate loans made up approximately 68% of our real estate loan portfolio. The decline in deposit repricing will likely cause the increase in our net interest margin to plateau.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2012 and 2011 (continued)

Provision for Losses on Loans

The Company charges a provision for losses on loans to earnings to bring the total allowance for loan losses to a level considered appropriate by management based on historical experience, the volume and type of lending conducted by the Banks, the status of past due principal and interest payments, general economic conditions, particularly as such conditions relate to the Banks’ market areas and other factors related to the collectibility of the Banks’ loan portfolio. The Company recorded a provision of $82,000 for losses on loans during the nine months ended March 31, 2012, compared to a provision of $669,000 for the nine months ended March 31, 2011. In the three-month period ended March 31, 2011, the Company recorded a provision for losses on loans of $601,000 to restore its loan loss reserves to an appropriate level after it was substantially depleted when charges were recorded upon the foreclosure of a single credit. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $119,000 for the nine months ended March 31, 2012, a decrease of $100,000 from the same period in 2011, primarily as a result of a decrease of $84,000 in net gains on sales of loans. Also contributing to the decline in non-interest income were losses recognized on the sale of OREO and a charge on the decline in value of OREO property held at March 31, 2012. A net gain of $1,000 was recognized on the sale of OREO during the current period, while impairment charges totaled $48,000 for OREO.

Non-interest Expense

Non-interest expense totaled $4.1 million for the nine months ended March 31, 2012, an increase of $171,000, or 4.4%, compared to the same period in 2011. The increase was due primarily to an increase in legal and other outside service expense, which increased chiefly because of the Company’s agreement of merger with CKF Bancorp, Inc., which was announced on November 3, 2011. Outside service fees totaled $210,000 for the recently-ended period compared to $83,000 for the prior year period, a $127,000 or 153.0% increase. Legal fees totaled $274,000 for the nine months ended March 31, 2012, an increase of $169,000 or 161.0% over the prior year.

Federal Income Tax Expense (Benefit)

Federal income taxes expense totaled $656,000 for the nine months ended March 31, 2012, an increase of $662,000, compared to federal income tax benefit recognized in the prior year period. In the quarter ended March 31, 2011, the Company recognized a $403,000 tax refund it was due, which gave rise to the tax benefit in the prior year period. The effective tax rates were 32.9% and (0.5)% for the nine-month periods ended March 31, 2012 and 2011, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011

General

Net income totaled $528,000 for the three months ended March 31, 2012, an increase of $84,000 from net income of $444,000 for the same period in 2011. The increase was primarily attributable to lower provision for loan losses.

Net Interest Income

Net interest income after provision for loan losses increased $741,000 or 56.6% to $2.1 million for the three-month period ended March 31, 2012, due to interest expense decreasing at a faster pace than interest income. Interest income decreased by $77,000, or 2.9%, to $2.6 million, while interest expense decreased $217,000 or 29.9% to $508,000 for the three months ended March 31, 2012

Interest income on loans decreased $52,000 or 2.1% to $2.4 million, due primarily to a decrease in the average outstanding balance of the loan portfolio. The average balance of loans outstanding for the three-month period ended March 31, 2012, decreased $4.7 million or 2.5% to an average of $184.1 million for the three months just ended, due primarily to loan payoffs due to refinancing, while the average rate earned increased 1 basis point to 5.28% for the period just ended. Interest income on mortgage-backed residential securities decreased $23,000 or 27.4% to $61,000 for the three months ended March 31, 2012. The decrease in the income from securities was related to reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the three-month period just ended.

Interest expense on deposits declined period to period while the interest expense on borrowings increased only slightly. Interest expense on deposits decreased $224,000 or 38.4% to $360,000 for the three-month period ended March 31, 2012, while interest expense on borrowings increased $7,000 or 5.0% to $148,000 for the same period. The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits. The average rate paid on deposits decreased 57 basis points to 1.07% for the most recent period, while the average balance of deposits decreased $8.2 million or 5.7% to $134.7 million. The increase in interest expense on borrowings was attributed primarily to a higher amount of borrowings outstanding, which increased $6.5 million to $33.8 million for the most recent period, while the average rate paid on borrowings decreased 31 basis points to 1.75% for the recently ended three-month period.

Net interest margin increased from 3.65% for the prior year quarterly period to 3.96% for the quarter ended March 31, 2012.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2012 and 2011 (continued)

Provision for Losses on Loans

The Company recorded no provision for losses on loans during the three months ended March 31, 2012, compared to a provision of $601,000 for the three months ended March 31, 2011. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations. The Company recorded a provision for losses on loans of $601,000 during the three months ended March 31, 2011, to restore the Company’s loan loss reserves to a level that management determined appropriate. The Company’s loan loss reserves had been substantially depleted when charges were recorded against it upon the foreclosure of a single credit comprised of 34 rental modular homes. The Company recorded the collateral as REO using an updated, lower appraisal value on the project.

Non-interest Income

Non-interest income totaled $62,000 for the three months ended March 31, 2012, a decrease of $3,000 from the same period in 2011.

Non-interest Expense

Non-interest expense totaled $1.3 million for the three months ended March 31, 2012, an increase of $19,000, or 1.5%, compared to the same period in 2011. The increase was due primarily to an increase in employee compensation and benefits and legal expense, but was offset to a large extent by net profit recognized on foreclosure and OREO property and lower expenses associated with auditing and accounting. Employee compensation and benefits totaled $855,000 for the recently-ended quarter compared to $736,000 for the prior year period, a $119,000 or 16.2% increase, and was attributed primarily to higher retirement expense. Higher retirement contributions were necessary for the period to fund the defined benefit plans operated by both Banks. Legal fees totaled $82,000 for the three months ended March 31, 2012, an increase of $46,000 or 127.8% over the prior year, and were related chiefly to merger costs. Foreclosure and OREO expenses (net) were actually net gains of $31,000 for the recently ended quarter compared to net expense of $46,000 for the prior year period. In addition to an excess of rental income over rental expenses for the properties in other real estate owned during the period, a refund of $16,000 was received for hazard insurance. The Company had paid premiums in advance for property that was sold earlier in the fiscal year.

Federal Income Tax Expense (Benefit)

Federal income taxes expense totaled $260,000 for the three months ended March 31, 2012, compared to federal income tax benefit of $375,000 recognized in the prior year period. In the quarter ended March 31, 2011, the Company recognized a $403,000 tax refund it was due, which gave rise to the tax benefit in the prior year period. The effective tax rates were 33.3% and (543.5)% for the three-month periods ended March 31, 2012 and 2011, respectively.

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

First Federal, MHC (the “MHC”) owns approximately 61.1% of the Company’s outstanding stock.  As a result, when and if the Company pays dividends to its shareholders, it also is required to pay dividends to the MHC unless the MHC is permitted by its federal regulator to waive the receipt of dividends.  Historically, the MHC’s federal regulator has permitted the MHC to waive its right to dividends declared by the Company on the shares that it owns.  The MHC has received the approval of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) to waive dividends paid by the Company for the quarters ended September 30, 2011, and March 31, 2012.  It is expected that the MHC will continue to waive future dividends, except to the extent dividends are needed to fund the MHC’s continuing operations, and subject to the ability of the MHC to obtain regulatory approval in the future of its requests to waive dividends.

In August 2011, the Federal Reserve Board has adopted an interim final rule which requires the MHC to notify the Federal Reserve Board if it proposes to waive receipt of dividends from the Company. The interim final rule also requires that the MHC obtain the approval of a majority of the eligible votes of members of the MHC (generally First Federal of Hazard depositors) before it can waive dividends.  For a grandfathered company such as the MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver request if the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company.  The Federal Reserve Board’s interim final rule regarding dividend waiver requests is subject to comment and there can be no assurances as to the form of the final dividend waiver regulations or the effect of such regulations on the MHC’s ability to waive dividends.

While the MHC is grandfathered for purposes of the Federal Reserve Board dividend waiver regulations, we cannot predict whether the Federal Reserve Board will grant dividend waiver requests in the future and, if it were to grant such waiver requests, we cannot predict the nature of conditions, if any, the Federal Reserve Board may place on future dividend waiver requests.  The denial of a dividend waiver request or the imposition of burdensome conditions on an approval of a waiver request may significantly limit the amount of dividends the Company pays in the future, if any. Moreover, the Federal Reserve Board has indicated that its current position is that the dividend waiver would not be granted for ensuing quarters unless certain requirements are met which include solicitation of a positive vote among the members of First Federal MHC, a group primarily comprised of the depositors of First Federal of Hazard. While it will remain First Federal MHC’s strong preference to continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, it may become necessary to pay dividends to First Federal MHC until such time as the shareholder vote and other requirements can be met or until there is a regulatory change. In the long term, the inability to waive dividends to First Federal MHC will likely result in a reduction in dividends paid to Kentucky First Federal Bancorp shareholders.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2012.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

January 1-31, 2012	—	$—	—	87,500
February 1-29, 2012	—	$—	—	87,500
March 1-31, 2012	—	$—	—	87,500

(1)  On May 14, 2010, the Company announced the completion of the stock repurchase program begun on October 17, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

 (1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 15, 2012	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	May 15, 2012	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

