Form 10-K
period 2012-06-30
Kentucky First Federal Bancorp
filed 2012-09-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 0-51176

KENTUCKY FIRST FEDERAL BANCORP

(Exact name of registrant as specified in its charter)

United States	61-1484858
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

479 Main Street, Hazard, Kentucky	41702
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (502) 223-1638

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by nonaffiliates was $21.1 million as of June 30, 2012.

Number of shares of common stock outstanding as of September 17, 2012: 7,539,564

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1. Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2012. (Part II)

2. Portions of Proxy Statement for the 2012 Annual Meeting of Stockholders. (Part III)

i

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

At June 30, 2012, Kentucky First had total assets of $223.0 million, deposits of $134.6 million and stockholders’ equity of $58.9 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

First Federal of Hazard and First Federal of Frankfort are subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency and their savings deposits are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Both of the Banks are members of the Federal Home Loan Bank of Cincinnati, which is one of the 12 regional banks in the FHLB System. See “Regulation and Supervision.”

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Frankfort. At June 30, 2012, First Federal of Hazard had total assets of $98.2 million, net loans of $74.6 million, total mortgage-backed and other securities of $4.8 million, deposits of $67.6 million and total capital of $20.8 million.

First Federal Savings Bank of Frankfort. First Federal of Frankfort is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Anderson, Scott, Shelby, Woodford and other counties in Kentucky. First Federal of Frankfort also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2012, First Federal of Frankfort had total assets of $137.8 million, net loans of $107.9 million, deposits of $82.3 million and total capital of $34.1 million.

First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Pending Merger

On November 3, 2011, Kentucky First entered into an agreement of merger with CKF Bancorp, Inc. and Central Kentucky Federal Savings Bank, whereby CFK Bancorp, Inc. will merge with and into Kentucky First with Kentucky First being the surviving corporation. In connection with the merger, Central Kentucky Federal Savings Bank will merge into First Federal of Frankfort and will operate under the name “Central Kentucky Federal Savings Bank” as a division of First Federal of Frankfort. The CKF Bancorp, Inc. stockholders approved the merger on July 3, 2012. The merger is also subject to regulatory approval and Kentucky First has filed the appropriate applications with its primary regulator, the Board of Governors of the Federal Reserve System. The merger is expected to be completed during the fourth quarter of 2012.

Market Areas

First Federal of Hazard and First Federal of Frankfort operate in two distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $30,995 in 2010, compared to personal income of $32,316 in Kentucky and $39,937 in the United States. Total population in Perry County has remained stable over the last five years at approximately 29,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the trade, transportation and utilities industry (17.6%), the mining industry (17.3%), and the services sector, including health care (16.2%). During the last five years, the unemployment rate has been 6.9% or higher, and in June 2012, was 12.8%, compared to 8.4% in Kentucky and 8.9% in the United States.

First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Anderson, Scott, Shelby and Woodford, with the majority of lending originated on properties located in Franklin County. Franklin County has a population of approximately 49,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 39.4% of the work force. In addition, there are several large industrial, financial and government employers in the community. Despite this large, relatively stable source of employment, the unemployment rate was 7.0% in June 2012 after having experienced an unemployment rate which had ranged from 4.5 to 9.0% in prior years.

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

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2012, residential mortgage loans totaled $165.5 million, or 90.0%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 40 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2012, the Company’s loan portfolio included $125.9 million in adjustable-rate residential mortgage loans, or 76.1%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale. At June 30, 2012, construction loans totaled $964,000, or 0.5%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family and Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by multi-family (residential property comprised of five or more units) or nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes. At June 30, 2012, multi-family and nonresidential loans totaled $15.5 million and $11.1 million, respectively, or 8.4% and 6.0%, respectively, of our total loan portfolio. We originate multi-family and nonresidential real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Consumer Lending. Our consumer loans include home equity lines of credit and loans secured by savings deposits. At June 30, 2012, our consumer loan balance totaled $7.1 million, or 4.0%, of our total loan portfolio. Of the consumer loan balance at June 30, 2012, $4.8 million were home equity loans and $2.3 million were loans secured by savings deposits.

Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate and have terms of up to 10 years. Most of First Federal of Frankfort’s home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. First Federal of Frankfort’s home equity loans require the monthly payment of 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2012, the total outstanding home equity loans amounted to 2.7% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is normally two percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2012, loans on savings accounts totaled 1.3% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. However, these risks are considerably reduced in our case, since all of our consumer loans are secured loans.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. We currently do not purchase loans. First Federal of Frankfort sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2012, $12.6 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

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

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2012, the regulatory limit on loans to one borrower was $3.2 million for First Federal of Hazard and $3.0 million for First Federal of Frankfort. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2012, no commitment losses were reflected in a separate liability.

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

At June 30, 2012, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Frankfort owns several Bank Owned Life Insurance policies totaling $2.7 million at June 30, 2012. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Frankfort’s defined benefit retirement plan and First Federal of Frankfort’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Frankfort is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Frankfort. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2012, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $2.9 million and $4.1 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2011 (the most recent information available,) First Federal of Hazard had a deposit market share of 12.3% in Perry County. Its largest competitors, Peoples Bank & Trust Company of Hazard (approximately $290 million in assets), Community Trust Bank, Inc. (approximately $3.6 billion in assets) and 1st Trust Bank (approximately $136 million in assets), have Perry County deposit market shares of 41.9%, 16.4% and 20.1%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Frankfort’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Frankfort principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2011, First Federal of Frankfort had a deposit market share of 9.6%. Its largest competitors for depositors are the Farmers Bank and Capital Trust ($726 million in assets) at a 44.9% market share, Whitaker Bank ($1.5 billion in assets) at 17.6%, Mainsource Bank ($2.7 billion in assets) at 4.6%, Fifth Third Bank ($115.0 billion in assets) at 5.5%, and Republic Bank ($3.2 billion in assets) at 3.3%. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($924.0 million in assets) and the Kentucky Employees Credit Union ($57.9 million in assets). First Federal of Frankfort competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Frankfort principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Frankfort believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area. Despite First Federal of Frankfort’s small size relative to the many and various other depository and lending institutions in its market area, First Federal of Frankfort usually ranks first with respect to the origination of single-family purchase mortgages made on properties located in Franklin County. Nevertheless, the level of competition in First Federal of Frankfort’s market area has limited, to a certain extent, the lending opportunities in its market area.

Personnel

At June 30, 2012, we had 40 full-time employees and no part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act’) made extensive changes in the regulation of federal savings banks such as First Federal of Hazard and First Federal of Frankfort. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, the agency that is primarily responsible for the regulation and supervision of national banks, on July 21, 2011. The Office of the Comptroller of the Currency assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations, a function currently assigned to prudential regulators, and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as First Federal of Hazard and First Federal of Frankfort, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2012, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

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

Qualified Thrift Lender Test. Federal law requires savings institutions to meet a qualified thrift lender test. Under the test, a savings institution is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, education loans, credit card loans and small business loans) in at least 9 months out of each 12-month period.

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. At June 30, 2012, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

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

Assessments. Federal savings banks pay assessments to the Office of the Comptroller of the Currency to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings institution’s total assets, including consolidated subsidiaries, its financial condition and the complexity of its portfolio.

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

In addition, the Federal Deposit Insurance Corporation adopted an optional Temporary Liquidity Guarantee Program by which, for a fee, noninterest- bearing transaction accounts would receive unlimited insurance coverage to December 31, 2010, and certain senior unsecured debt issued by institutions and their holding companies between October 13, 2008 and December 31, 2009 would be guaranteed by the Federal Deposit Insurance Corporation through June 30, 2012, or in some cases, December 31, 2012. The Bank and the Company made the business decision to decline participation in both programs. The Dodd-Frank Act adopted unlimited coverage for certain noninterest-bearing transactions accounts for January 1, 2011 through December 31, 2012, with no apparent opt out option.

In addition to the assessment for deposit insurance, institutions are required to make payments on bonds issued in the late 1980s by the Financing Corporation to recapitalize a predecessor deposit insurance fund. That payment is established quarterly.

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

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2012, of $2.2 million and $3.5 million, respectively.

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

Capital Requirements. Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. This will eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. There is a five-year transition period from the July 21, 2010 date of enactment of the Dodd-Frank Act before the capital requirements will apply to savings and loan holding companies.

Source of Strength. The Dodd-Frank Act also extends the “source of strength” doctrine to savings and loan holding companies. The Dodd-Frank Act also requires the Federal Reserve Board to promulgate regulations implementing the “source of strength” policy that holding companies act as a source of strength to their subsidiary depository institutions by providing capital, liquidity and other support in times of financial stress.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive receipt of our dividends from Kentucky First. The Dodd-Frank Act addresses the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve has not previously permitted dividend waivers by mutual bank holding companies and may object to dividend waivers involving mutual savings and loan holding companies, notwithstanding the referenced language in the Dodd-Frank Act. The Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form. Kentucky First was granted such a waiver and dividends were paid to the Company’s shareholders on August 16 and November 22, 2011, as well as February 21, 2012. First Federal MHC was not allowed to waive its dividend with respect to the dividend paid on May 21, 2012. First Federal MHC solicited its members to vote on the proposal to waive dividends and on August 23, 2012, the members approved the waiver of the dividend. The Board of Directors of First Federal MHC subsequently adopted its resolution in accordance with the regulations and submitted it to the Federal Reserve Board. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Frankfort to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

Conversion of First Federal MHC to Stock Form. Federal Reserve Board regulations permit First Federal MHC to convert from the mutual form of organization to the capital stock form of organization. In a conversion transaction, a new holding company would be formed as successor to First Federal MHC, its corporate existence would end, and certain depositors would receive the right to subscribe for additional shares of the new holding company. In a conversion transaction, each share of common stock held by stockholders other than First Federal MHC would be automatically converted into a number of shares of common stock of the new holding company based on an exchange ratio determined at the time of conversion that ensures that stockholders other than First Federal MHC own the same percentage of common stock in the new holding company as they owned in us immediately before conversion. Under Federal Reserve Board regulations, stockholders other than First Federal MHC would not be diluted because of any dividends waived by First Federal MHC (and waived dividends would not be considered in determining an appropriate exchange ratio, provided that the mutual holding company involved was formed, engaged in a minority offering and waived dividends prior to December 1, 2009), in the event First Federal MHC converts to stock form. First Federal MHC was formed, engaged in a minority stock offering and waived dividends prior to December 1, 2009. The total number of shares held by stockholders other than First Federal MHC after a conversion transaction also would be increased by any purchases by stockholders other than First Federal MHC in the stock offering conducted as part of the conversion transaction.

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Federal Reserve Board. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal and State Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting.

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2009, with the exception of the 2006 return, which we amended in 2010. For the 2012 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34.0%.

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

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal of Frankfort makes a non-dividend distribution to us, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Federal of Frankfort does not intend to pay dividends in the future that would result in a recapture of any portion of its bad debt reserves.

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

FDIC insurance assessments decreased significantly during the fiscal year ended June 30, 2012. We may pay higher FDIC premiums in the future. See “Regulation and Supervision - Insurance of Deposit Accounts.” Higher recurring premiums assessed by the FDIC and any additional emergency special assessments imposed by the FDIC will further hurt the Company's earnings.

A larger percentage of our loans are collateralized by real estate and further disruptions in the real estate market may result in losses and hurt our earnings.

Approximately 96.0% of our loan portfolio at June 30, 2012 was comprised of loans collateralized by real estate. The declining economic conditions have caused a decrease in demand for real estate, which has resulted in an erosion of some real estate values in our markets. Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

First Federal of Hazard’s market area consists of Perry and surrounding counties in eastern Kentucky. The economy in this market area has been distressed in recent years due to the decline in the coal industry on which the economy has been dependent. While the region has seen improvement in the economy from the influx of other industries, such as health care and manufacturing, and the competition provided by new methods of extracting natural gas has recently hurt the coal industry. As a consequence, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States and First Federal of Hazard has experienced insufficient loan demand in its market area. While First Federal of Hazard will seek to use excess funds to purchase loans from First Federal of Frankfort, we expect the redeployment of funds from securities into loans to take several years. Moreover, the slow economy in First Federal of Hazard’s market area will limit our ability to grow our asset base in that market.

Recently enacted regulatory reform may have a material impact on our operations.

On July 21, 2010, the President signed into law the Dodd-Frank Act. The Dodd-Frank Act restructured the regulation of depository institutions. Under the Dodd-Frank Act, the Office of Thrift Supervision was merged into the Office of the Comptroller of the Currency, the agency which regulates national banks, on July 21, 2011. Savings and loan holding companies are now regulated by the Federal Reserve Board. The Dodd-Frank Act contains various provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as occurred in 2008-2009. Also included is the creation of a new federal agency to administer and enforce consumer and fair lending laws, a function that is now performed by the depository institution regulators. The federal preemption of state laws currently accorded federally chartered depository institutions will be reduced as well. The Dodd-Frank Act also imposes consolidated capital requirements on savings and loan holding companies to be effective in five years, which will limit our ability to borrow at the holding company and invest the proceeds from such borrowings as capital in First Federal of Hazard or First Federal of Frankfort that could be leveraged to support additional growth. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased compliance costs resulting from possible future consumer and fair lending regulations.

We expect that our return on equity will be low compared to other companies as a result of our high level of capital.

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2012, our return on average equity was 2.91%. We also intend to continue managing excess capital through our stock repurchase program, which has been successful, given relatively low market prices of the Company’s common stock. However, this program could be curtailed or rendered less effective if the market price of our stock increases, or if the Company’s liquid funds are deployed elsewhere. Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained. Consequently, you should not expect a competitive return on average equity in the near future. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

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

First Federal MHC owns a majority of our common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. As a federally chartered mutual holding company, the board of directors of First Federal MHC must ensure that the interests of depositors of First Federal of Hazard are represented and considered in matters put to a vote of stockholders of Kentucky First. Therefore, the votes cast by First Federal MHC may not be in your personal best interests as a stockholder. For example, First Federal MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares, prevent a second-step conversion transaction by First Federal MHC or defeat a stockholder nominee for election to the Board of Directors of Kentucky First. However, implementation of a stock-based incentive plan will require approval of Kentucky First’s stockholders other than First Federal MHC. Federal Reserve Board regulations would likely prevent an acquisition of Kentucky First other than by another mutual holding company or a mutual institution.

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

Our long-term ability to pay dividends to our stockholders is based primarily upon the ability of the Banks to make capital distributions to Kentucky First, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under Office of the Comptroller of the Currency safe harbor regulations, the Banks may each distribute to Kentucky First capital not exceeding net income for the current calendar year and the prior two calendar years. First Federal MHC owns a majority of Kentucky First’s outstanding stock. First Federal MHC has historically waived its right to dividends on the Kentucky First common shares it owns, in which case the amount of dividends paid to public stockholders is significantly higher than it would be if First Federal MHC accepted dividends. First Federal MHC is not required to waive dividends, but Kentucky First expects this practice to continue. As such, First Federal MHC is required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

The Federal Reserve Board in 2011 issued regulations that govern the activities of Kentucky First and First Federal MHC and the regulations were implemented in the fourth quarter of 2011. Under Section 239.8(d) of the Federal Reserve Board’s proposed Regulation MM governing dividend waivers, a mutual holding company may waive its right to dividends on shares of its subsidiary if the mutual holding company gives written notice of the waiver to the Federal Reserve Board and the Federal Reserve Board does not object. For a company such as First Federal MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver if such waiver would not be detrimental to the safety and soundness of the savings association subsidiary and the board of directors of the mutual holding company expressly determines that such dividend waiver is consistent with the board’s fiduciary duties to the members of the mutual holding company.

To address concerns with respect to the conflict of interest created by dividend waivers, Regulation MM requires the board of directors of the mutual holding company to adopt a resolution that describes the conflict of interest that exists because of a director’s ownership of stock in the subsidiary declaring the dividends and any actions the mutual holding company board have taken to eliminate the conflict of interest, such as the directors’ waiving their right to receive dividends. Also, the resolution must contain an affirmation that a majority of the mutual members eligible to vote have, within the 12 months prior to the declaration date of the dividend, voted to approve the waiver of dividends.

First Federal MHC solicited its members to vote on the proposal to waive dividends and on August 23, 2012, the members approved the waiver of the dividend. The Board of Directors of First Federal MHC subsequently adopted its resolution in accordance with the regulations and submitted it to the Federal Reserve Board. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and its ability to obtain member approval of dividend waivers.

Historically, the Federal Reserve Board has not allowed mutual holding companies to waive the receipt of dividends from their mid-tier holding company subsidiaries. While First Federal MHC is grandfathered for purposes of the dividend waiver provisions of Regulation MM and has complied with all additional requirements imposed, we cannot predict whether the Federal Reserve Board will grant a dividend waiver request and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as First Federal MHC. If First Federal MHC is unable to waive the receipt of dividends, our ability to pay dividends to our stockholders may be substantially impaired and the amounts of any such dividends may be significantly reduced.

With respect to the proposed merger, Kentucky First may be unable to successfully integrate CKF Bancorp, Inc.’s operations and retain CKF Bancorp, Inc.’s employees.

The proposed merger between Kentucky First and CKF Bancorp, Inc. involves the integration of two companies that have previously operated independently. The difficulties of combining the operations of the two companies include:

•	integrating personnel with diverse business backgrounds;
•	combining different corporate cultures; and
•	retaining key employees.

The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies will require the experience and expertise of certain key employees of CKF Bancorp, Inc. who are expected to be retained by Kentucky First. Kentucky First may not be successful in retaining these employees for the time period necessary to successfully integrate CKF Bancorp, Inc.’s operations with those of Kentucky First. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of Kentucky First following the merger.

Failure to complete the proposed merger with CKF Bancorp, Inc. could negatively impact the stock prices and future businesses and financial results of Kentucky First.

If the merger is not completed, Kentucky First may experience negative reactions from the financial markets and from its customers and employees. Kentucky First also could be subject to litigation related to any failure to complete the merger or to enforcement proceedings commenced against it to perform its obligations under the agreement of merger.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through four offices. The following table sets forth certain information relating to our offices at June 30, 2012.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2012	Approximate Square Footage
	(Dollars in thousands)

First Federal of Hazard Main Office:
479 Main Street Hazard, Kentucky 41701	1960	Owned	$230	15,000

First Federal of Frankfort Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	$1,234	14,000

East Branch 1980 Versailles Road Frankfort, Kentucky 40601	2005	Owned	$497	1,800

West Branch 1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	$482	2,480

The net book value of our investment in premises and equipment was $2.6 million at June 30, 2012. See Note E of Notes to Consolidated Financial Statements.

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

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2012 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)    Not applicable.

(c)    The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2012.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2012	—	—	—	87,500
Beginning date: April 1
Ending date: April 30

May 2012	10,000	$9.00	10,000	77,500
Beginning date: May 1
Ending date: May 31

June 2012	—	—	—	77,500
Beginning date: June 1
Ending date: June 30

Total

(1)	On May 14, 2010, the Company announced a program (its seventh) to repurchase up to 150,000 shares of its Common Stock. It is estimated that this program will be completed within one year from June 30, 2012.

Item 6.  Selected Financial Data

This item is not applicable, as the Company is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, is incorporated herein by reference.

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

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

(a)	Disclosure Controls and Procedures

The Company’s management including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15€ promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”)(1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, a appropriate to allow timely decisions regarding required disclosure.

(b)	Internal Control Over Financial Reporting

Parent Company of First Federal Savings and Loan of Hazard and First Federal Savings Bank of Frankfort

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL

OVER FINANCIAL REPORTING

Management of Kentucky First Federal Bancorp (the “Company”) is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and, as such, include some amounts that are based on the best estimates and judgments of management.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The internal control system is designed to provide reasonable assurance to management and the Board of Directors regarding the reliability of the company’s financial reporting and the preparation and presentation of financial statements for external reporting purposes in conformity with accounting principles generally accepted in the United States of America, as well as to safeguard assets from unauthorized use or disposition. The system of internal control over financial reporting is evaluated for effectiveness by management and tested for reliability through a program of internal audit with actions taken to correct potential deficiencies as they are identified. Because of inherent limitations in any internal control system, no matter how well designed, misstatements due to error or fraud may occur and not be detected, including the possibility of the circumvention or overriding controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control effectiveness may vary over time.

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2012, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2012, the Company’s internal control over financial reporting is effective.

In our 2011 annual report, we noted a material weakness related to our method of calculating shares required to be released to participants of our ESOP. The incorrect method of calculating shares was in place from March 2, 2005 through June 30, 2010. To remediate the material weakness described above and enhance our internal controls over financial reporting, management revised our procedures related to calculation of the number of shares to be released from the employee stock ownership plan and implemented review procedures to ensure the accuracy of the share release calculation. Our review of the procedures related to this material weakness indicates that the weakness has been effectively remediated as of June 30, 2012.

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

/s/ Tony D. Whitaker	/s/ R. Clay Hulette
Chief Executive Officer and Chairman	Vice President, Chief Financial Officer and
Treasurer

(a)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not Applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2012 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2012.

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	325,800	$10.10	95,416

Equity compensation plans not approved by security holders	—	—	—

Total	325,800	$10.10	95,416

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2012 and 2011

Consolidated Statements of Income for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2012 and 2011

Consolidated Statements of Cash Flows for the Years Ended June 30, 2012 and 2011

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2	Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[2]	Employment Agreement between Kentucky First Federal Bancorp and Tony D. Whitaker, as amended†
10.2[2]	Employment Agreement between First Federal Savings and Loan Association of Hazard and Tony D. Whitaker, as amended†
10.3[2]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.4[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Don D. Jennings, as amended†
10.5[2]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.6[2]	Employment Agreement between First Federal Savings Bank of Frankfort and R. Clay Hulette, as amended†
10.7[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl, as amended†
10.8[2]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.9[2]	Amended and Restated First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan†
10.10[2]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.11[3]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.12[4]	Form of Restricted Stock Award Agreement†
10.13[4]	Form of Incentive Stock Option Award Agreement†
10.14[4]	Form of Non-Statutory Option Award Agreement†
10.15[5]	Agreement of Merger dated as of November 3, 2011 by and among Kentucky First Federal Bancorp and CKF Bancorp, Inc. and Central Kentucky Federal Savings Bank
13	Annual Report to Stockholders for the year ended June 30, 2012
21	Subsidiaries
23.1	Consent of Crowe Horwath LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 8, 2011 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2012	By:	/s/ Tony D. Whitaker
Tony D. Whitaker
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Tony D. Whitaker	September 28, 2012
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2012
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Don D. Jennings	September 28, 2012
Don D. Jennings
Director

/s/ Stephen G. Barker	September 28, 2012
Stephen G. Barker
Director

/s/ Walter G. Ecton, Jr.	September 28, 2012
Walter G. Ecton, Jr.
Director

/s/ David R. Harrod	September 28, 2012
David R. Harrod
Director

/s/ Herman D. Regan, Jr.	September 28, 2012
Herman D. Regan, Jr.
Director

/s/ William D. Gorman, Jr.	September 28, 2012
William D. Gorman, Jr.
Director