Form 10-Q
period 2012-09-30
Kentucky First Federal Bancorp
filed 2012-11-16
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                            September 30, 2012

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2012, the latest practicable date, the Corporation had 7,717,903 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except per share data)

	September 30,	June30,
	2012	2012
ASSETS

Cash and due from financial institutions	$1,348	$1,244
Interest-bearing demand deposits	5,975	4,491
Cash and cash equivalents	7,323	5,735

Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	187	189
Securities held-to-maturity, at amortized cost- approximate fair value of $4,746 and $5,144 at September 30, 2012 and June 30, 2012, respectively	4,370	4,756
Loans held for sale	664	481
Loans, net of allowance of $873 and $875 at September 30, 2012 and June 30, 2012, respectively	177,930	182,473
Real estate owned, net	2,485	2,445
Premises and equipment, net	2,605	2,644
Federal Home Loan Bank stock, at cost	5,641	5,641
Accrued interest receivable	513	497
Bank-owned life insurance	2,719	2,697
Goodwill	14,507	14,507
Prepaid FDIC assessments	221	246
Prepaid federal income taxes	—	30
Prepaid expenses and other assets	496	508

Total assets	$219,761	$222,949

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$133,337	$134,552
Federal Home Loan Bank advances	24,498	27,065
Advances by borrowers for taxes and insurance	625	487
Accrued interest payable	49	64
Accrued federal income taxes	110	—
Deferred federal income taxes	771	774
Deferred revenue	645	648
Other liabilities	642	506
Total liabilities	160,677	164,096

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	36,857	36,870
Retained earnings	32,216	31,971
Unearned employee stock ownership plan (ESOP)	(1,712)	(1,772)
Treasury shares at cost, 834,175 and 826,375 common shares at
September 30, 2012 and June 30, 2012, respectively	(8,366)	(8,305)
Accumulated other comprehensive income	3	3
Total shareholders’ equity	59,084	58,853

Total liabilities and shareholders’ equity	$219,761	$222,949

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	September 30,
	2012	2011
Interest income
Loans	$2,313	$2,466
Mortgage-backed securities	51	72
Interest-bearing deposits and other	61	56
Total interest income	2,425	2,594

Interest expense
Deposits	304	484
Borrowings	135	160
Total interest expense	439	644
Net interest income	1,986	1,950
Provision for losses on loans	26	—
Net interest income after provision for losses on loans	1,960	1,950

Non-interest income
Gain on sale of loans	58	—
Earnings on bank-owned life insurance	22	22
Gain (loss) on sale of real estate acquired through foreclosure	3	(17)
Unrealized loss-other real estate	—	(10)
Other	26	31
Total non-interest income	109	26

Non-interest expense
Employee compensation and benefits	854	747
Occupancy and equipment	78	87
Legal fees	47	61
Outside service fees	37	76
Data processing	60	54
Auditing and accounting	26	59
Federal deposit insurance	29	40
Franchise and other taxes	44	46
Amortization of intangible assets	—	33
Foreclosure and real estate owned expense, net	(28)	17
Other operating	143	129
Total non-interest expense	1,290	1,349

Income before income taxes	779	627

Federal income taxes
Current	264	657
Deferred	(7)	(451)
Total federal income tax expense	257	206

NET INCOME	$522	$421

EARNINGS PER SHARE
Basic and diluted	$0.07	$0.06

DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes.

4

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended
	September 30,

	2012	2011

Net income	$522	$421

Other comprehensive income, net of taxes (benefits): Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $— and $— during the respective periods	—	—

Comprehensive income	$522	$421

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,

	2012	2011
Cash flows from operating activities:
Net income	$522	$421
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for losses on loans	26	—
Depreciation	42	48
Amortization of deferred loan origination (fees) costs	8	—
Amortization of premiums on FHLB advances	—	(5)
Amortization of core deposit intangibles	—	32
Net gain on sale of loans	(58)	—
Net loss (gain) on sale of real estate owned	—	9
Deferred gain on sale of real estate owned	(3)	667
ESOP compensation expense	46	55
Amortization of stock benefit plans	1	(27)
Bank-owned life insurance earnings	(22)	(22)
Origination of loans held for sale	(1,273)	(188)
Proceeds from loans held for sale	1,148	—
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(16)	48
Prepaid expenses and other assets	37	65
Accrued interest payable	(15)	3
Accounts payable and other liabilities	136	108
Federal income taxes
Current	140	572
Deferred	(3)	(451)
Net cash provided by operating activities	716	1,335

Cash flows from investing activities:
Securities maturities, prepayments and calls:
Held to maturity	386	447
Available for sale	2	4
Loans originated for investment, net of principal collected	4,469	2,273
Proceeds from sale of real estate owned	—	(586)
Additions to premises and equipment, net	(3)	(77)
Net cash provided by investing activities	4,854	2,061

Cash flows from financing activities:
Net change in deposits	(1,215)	819
Payments by borrowers for taxes and insurance, net	138	174
Repayments on Federal Home Loan Bank advances	(2,567)	(622)
Dividends paid on common stock	(277)	(282)
Treasury stock repurchases	(61)	—
Net cash provided by (used in) financing activities	(3,982)	89

Net increase in cash and cash equivalents	1,588	3,485

Beginning cash and cash equivalents	5,735	5,049

Ending cash and cash equivalents	$7,323	$8,534

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$120	$—

Interest on deposits and borrowings	$454	$646

Transfers from loans to real estate acquired through foreclosure, net	$40	$—

Loans made on sale of real estate acquired through foreclosure	$—	$2,260

Deferred gain on sale of real estate acquired through foreclosure	$—	$648

Capitalization of mortgage servicing rights	$9	$—

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

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

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month periods ended September 30, 2012, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2012 filed with the Securities and Exchange Commission.

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

September 30, 2012

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2012

(unaudited)

1.	Basis of presentation (continued)

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

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2012	2011

Net income	$522	$421
Less earnings allocated to unvested shares	—	—

Net income allocated to common shareholders, basic and diluted	$522	$421

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2012

(unaudited)

3.	Earnings Per Share (continued)

	Three months ended September 30,
	2012	2011
Basic
Weighted-average common shares including unvested Common shares outstanding	7,545,126	7,541,876
Less: Weighted-average unvested common shares	—	—
Weighted-average common shares outstanding	7,545,126	7,541,876
Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,545,126	7,541,876

There were 309,800 and 325,800 stock option shares outstanding for the three-month periods ended September 30, 2012, and 2011, respectively, which were antidilutive for the respective periods.

4.	Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2012 and June 30, 2012, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains:

	September 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
	(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$182	$5	$-	$187

Held-to-maturity Securities
Agency mortgage-backed: residential	$4,370	$376	$-	$4,746

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale Securities
Agency mortgage-backed: residential	$185	$4	$-	$189

Held-to-maturity Securities
Agency mortgage-backed: residential	$4,756	$388	$-	$5,144

Our securities holdings consist of agency mortgage-backed securities, which do not have a single maturity date. None of our securities were pledged at September 30, 2012 or June 30, 2012.

There were no sales of investment securities during the fiscal year ended June 30, 2012 or the three-month period ended September 30, 2012.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2012

(unaudited)

4.	Investment Securities (continued)

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Management does not believe other-than-temporary impairment is evident.

5.	Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2012	2012

Residential real estate
One- to four-family	$148,243	$149,086
Multi-family	12,424	15,495
Construction	973	964
Nonresidential real estate and land	10,916	11,098
Loans on deposits	2,254	2,281
Consumer and other	4,343	4,865
	179,153	183,789
Less:
Undisbursed portion of loans in process	453	544
Deferred loan origination fees (cost)	(103)	(103)
Allowance for loan losses	873	875
	$177,930	$182,473

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2012:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$565	$26	$28	$—	$563
Multi-family	49	—	—	—	49
Construction	3	—	—	—	3
Nonresidential real estate and land	35	—	—	—	35
Loans on deposits	7	—	—	—	7
Consumer and other	16	—	—	—	16
Unallocated	200	—	—	—	200
Totals	$875	$26	$28	$—	$873

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

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

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2012. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality. There were no loans acquired with deteriorated credit quality at September 30, 2012.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,880	$90	$—	$90
Multi-family	—	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	—
	$3,880	$90	$—	$90

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$144,363	$482	$—	$482
Multi-family	12,424	41	—	41
Construction	973	3	—	3
Nonresidential real estate and land	10,916	36	—	36
Loans on deposits	2,254	7	—	7
Consumer and other	4,343	14	—	14
Unallocated	—	—	200	200
	175,273	583	200	783
	$179,153	$673	$200	$873

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

(unaudited)

5.	Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2012. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality. There were no loans acquired with deteriorated credit quality at June 30, 2012.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,757	$97	$—	$97

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$146,329	$468	$—	$468
Multi-family	15,495	49	—	49
Construction	964	3	—	3
Nonresidential real estate and land	11,098	35	—	35
Loans on deposits	2,281	7	—	7
Consumer and other	4,865	16	—	16
Unallocated	—	—	200	200
	181,032	578	200	778
	$183,789	$675	$200	$875

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2012:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$2,348	$—	$1,785	$19	$19

With an allowance recorded:
One- to four-family	1,532	90	1,533	17	17
	$3,880	$90	$3,318	$36	$36

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

(unaudited)

5.	Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the twelve months ended June 30, 2012:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$1,222	$—	$889	$45	$45

With an allowance recorded:
One- to four-family	1,535	97	1,434	27	27
	$2,757	$97	$2,323	$72	$72

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2012, and June 30, 2012:

	September 30, 2012		June 30, 2012
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$2,681	$2	$1,593	$201

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” Approximately 87% of the Banks’ residential real estate TDRs involve the Banks’ conceding to refinance a loan to then-current market interest rates despite poor credit history or a high loan-to-value ratio. As a result of guidance from the Office of the Comptroller of the Currency (“OCC”), $1.0 million of one- to four-family mortgage loans were identified as TDRs whereby the borrower’s obligation to the Bank was discharged in bankruptcy and the borrower has not reaffirmed the debt.

During the period ended September 30, 2012, the terms of two loans were modified to provide relief to borrowers who were experiencing difficulty in making scheduled payments due to job loss and other financial difficulties, while ten loans were identified as having been discharged in a bankruptcy proceeding without the borrower reaffirming the debt.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

(unaudited)

5.	Loans receivable (continued)

The following table presents loans by class modified as TDRs during the three months ended September 30, 2012 and the year ended June 30, 2012, and their performance, by modification type:

	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

Three months ended September 30, 2012
Residential Real Estate:
1-4 Family	12	$1,082	$1,086	$974	$112

Twelve months ended June 30, 2012
Residential Real Estate:
1-4 Family	4	$179	$188	$187	$-

The Company had no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012, and had $2,000 of specific reserves at June 30, 2012. The Company had no commitments to lend on loans classified as TDRs at September 30, 2012 or June 30, 2012.

The TDRs described above did not increase the allowance for loan losses and did not result in charge offs during the three months ended September 30, 2012. There were no TDRs that defaulted during the three-month period ended September 30, 2012 or over the previous twelve months.

Two TDRs added during the three-month period ended September 30, 2012, were modified to extend the loans’ maturity dates. One loan with a pre-modification outstanding recorded investment of approximately $10,000 was advanced an additional $3,000 during the restructuring. The remaining new TDRs resulted from previously-filed Chapter 7 bankruptcies in consideration of guidance provided by the OCC.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

(unaudited)

5.	Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2012, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,067	$2,683	$6,750	$141,493	$148,243
Multi-family	—	—	—	12,424	12,424
Construction	—	—	—	973	973
Nonresidential real estate and land	—	—	—	10,916	10,916
Loans on deposits	—	—	—	2,254	2,254
Consumer and other	—	—	—	4,343	4,343
Total	$4,067	$2,683	$6,750	$172,403	$179,153

The following table presents the aging of the principal balance outstanding in past due loans as of June 30, 2012, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,332	$1,794	$6,126	$142,960	$149,086
Multi-family	—	—	—	15,495	15,495
Construction	—	—	—	964	964
Nonresidential real estate and land	—	—	—	11,098	11,098
Loans on deposits	—	—	—	2,281	2,281
Consumer and other	—	—	—	4,865	4,865
Total	$4,332	$1,794	$6,126	$177,663	$183,789

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2012

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$63	$4,730	$—	$143,450
Multi-family	9,632	—	2,792	—	—
Construction	973	—	—	—	—
Nonresidential real estate and land	9,332	1,584	—	—	—
Loans on deposits	—	—	—	—	2,254
Consumer and other	—	—	—	—	4,343
	$19,937	$1,647	$7,522	$—	$150,047

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2012

(unaudited)

5.	Loans receivable (continued)

At June 30, 2012, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$64	$3,057	$—	$145,965
Multi-family	12,692	—	2,803	—	—
Construction	964	—	—	—	—
Nonresidential real estate and land	10,831	267	—	—	—
Loans on deposits	—	—	—	—	2,281
Consumer and other	—	—	—	—	4,865
	$24,487	$331	$5,860	$—	$153,111

6.	Disclosures About Fair Value of Assets and Liabilities

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2012

(unaudited)

6.	Disclosures About Fair Value of Assets and Liabilities (continued)

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

Financial assets measured at fair value on a recurring basis are summarized below:

Fair Value Measurements Using .
Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2012
Agency mortgage-backed: residential	$187	$-	$187	$-

June 30, 2012
Agency mortgage-backed: residential	$189	$-	$189	$-

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2012

(unaudited)

6.	Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2012
Impaired loans
One- to four-family	$811	$-	$-	$811
Multi-family	631	-	-	631
Other real estate owned, net
One- to four-family	648	-	-	648
Multi-family	233	-	-	233

June 30, 2012
Impaired loans
One- to four-family	$807	$-	$-	$807
Multi-family	631	-	-	631
Other real estate owned, net
One- to four-family	648	-	-	648
Multi-family	233	-	-	233

Impaired loans with allocated allowance for loan losses had a carrying amount of $1.5 million at September 30, 2012 and June 30, 2012, with specific valuation allowance of $90,000 and $97,000 at September 30, 2012 and June 30, 2012, respectively. No specific allowance provision was made for the three month period ended September 30, 2012. A provision for loss on impaired loans of $42,000 was made during fiscal 2012. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $881,000 at September 30, 2012 and June 30, 2012. No additional write-down was charged for the three months ended September 30, 2012, while a write-down of $58,000 occurred in the year ended June 30, 2012.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2012:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
1-4 family	$1,442	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3)%
Foreclosed and repossessed assets:
1-4 family	$648	Sales comparison approach	Adjustments for differences between comparable sales	0.5% to 18.6% (8.6)%
Multi-family	233	Sales comparison approach	Adjustments for differences between comparable sales	20.2% to 38.9% (20.8)%

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2012

(unaudited)

6.	Disclosures About Fair Value of Assets and Liabilities (continued)

The following is a disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated statement of financial condition, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

The following methods were used to estimate the fair value of all other financial instruments at September 30, 2012 and June 30, 2012:

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2012

(unaudited)

6.	Disclosures About Fair Value of Assets and Liabilities (continued)

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at September 30, 2012 and June 30, 2011, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2012 and June 30, 2011 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2012 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$7,323	$7,323			$7,323
Interest-earning deposits	100	100			100
Available-for-sale securities	187		$187		187
Held-to-maturity securities	4,370		4,746		4,746
Loans receivable - net	177,930			$186,873	186,873
Federal Home Loan Bank stock	5,641				n/a
Accrued interest receivable	513		16	497	513

Financial liabilities
Deposits	$133,337	$51,127	$83,047		$134,174
Federal Home Loan Bank advances	24,498		26,461		26,461
Advances by borrowers for taxes and insurance	625			625	625
Accrued interest payable	49	1	48		49

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at June 30, 2012 were as follows:

		Fair Value Measurements at
(in thousands)	Carrying	June 30, 2012 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$5,735	$5,735			$5,735
Interest-earning deposits	100	100			100
Available-for-sale securities	189		$189		189
Held-to-maturity securities	4,756		5,144		5,144
Loans held for sale	481		500		500
Loans receivable - net	182,473			$190,354	190,354
Federal Home Loan Bank stock	5,641				n/a
Accrued interest receivable	497			497	497

Financial liabilities
Deposits	$134,552	$51,069	$83,906		$134,975
Federal Home Loan Bank advances	27,065		29,429		29,429
Advances by borrowers for taxes and insurance	487			$487	487
Accrued interest payable	64		64		64

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2012

(unaudited)

6.	Disclosures About Fair Value of Assets and Liabilities (continued)

Loans receivable represents the Company’s most significant financial asset, which is in Level 3 for fair value measurements. A third party provides financial modeling for the Company and results are based on assumptions and factors determined by management.

7.	Pending Merger

On November 3, 2011, the Company entered into an agreement of merger with CFK Bancorp, Inc. (“CKP”) and Central Kentucky Federal Savings Bank, whereby CKF will merger with and into the Company with the Company being the surviving corporation. In connection with the merger, Central Kentucky Federal Savings Bank will merge into First Federal of Frankfort and will operate under the name “Central Kentucky Federal Savings Bank” as a division of First Federal of Frankfort. The CFK Bancorp, Inc. stockholders, who can elect to receive cash, the Company’s stock, or a combination of cash and the Company’s stock, approved the merger on July 3, 2012. The merger is also subject to regulatory approval and Kentucky First has filed the appropriate applications with its primary regulator, the Board of Governors of the Federal Reserve System. As of September 30, 2012, CFK Bancorp, Inc., maintained $124.3 million in assets, $98.7 million in net loans, $101.8 million in deposits and $13.0 million in tangible equity capital. The merger consideration is expected to be valued at $11.6 million and the combination is expected to be completed during the fourth quarter of 2012, pending regulatory approval. Please refer to Form 424B3 – Prospectus [Rule 242(b)(3)] filed with the Securities and Exchange Commission on May 23, 2012, for additional information about the proposed merger.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012.

Pending Merger

On November 3, 2011, the Company entered into an agreement of merger with CFK Bancorp, Inc. (“CKP”) and Central Kentucky Federal Savings Bank, whereby CKF will merger with and into the Company with the Company being the surviving corporation. In connection with the merger, Central Kentucky Federal Savings Bank will merge into First Federal of Frankfort and will operate under the name “Central Kentucky Federal Savings Bank” as a division of First Federal of Frankfort. The CFK Bancorp, Inc. stockholders, who can elect to receive cash, the Company’s stock, or a combination of cash and the Company’s stock, approved the merger on July 3, 2012. The merger is also subject to regulatory approval and Kentucky First has filed the appropriate applications with its primary regulator, the Board of Governors of the Federal Reserve System. As of September 30, 2012, CFK Bancorp, Inc., maintained $124.3 million in assets, $98.7 million in net loans, $101.8 million in deposits and $13.0 million in tangible equity capital. The merger consideration is expected to be valued at $11.6 million and the combination is expected to be completed during the fourth quarter of 2012, pending regulatory approval. Please refer to Form 424B3 – Prospectus [Rule 242(b)(3)] filed with the Securities and Exchange Commission on May 23, 2012, for additional information about the proposed merger.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended September 30, 2012 and 2011, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2012			2011
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$181,814	$2,313	5.10%	$184,454	$2,466	5.35%
Mortgage-backed securities	4,796	51	4.25	6,816	72	4.23
Other securities	100	—	—	100	—	—
Other interest-earning assets	11,314	61	2.16	11,853	56	1.89
Total interest-earning assets	198,024	2,425	4.90	203,223	2,594	5.11

Less: Allowance for loan losses	(859)			(764)
Non-interest-earning assets	25,106			24,919
Total assets	$222,271			$227,378

Interest-bearing liabilities:
Demand deposits	$11,006	$7	0.25%	$12,485	$10	0.32%
Savings	36,973	63	0.68	35,225	89	1.01
Certificates of deposit	83,022	234	1.13	92,352	385	1.67
Total deposits	131,001	304	0.93	140,062	484	1.38
Borrowings	26,038	135	2.07	25,096	160	2.55
Total interest-bearing liabilities	157,039	439	1.12	165,158	644	1.56

Noninterest-Bearing demand deposits	1,525			1,138
Noninterest-bearing liabilities	2,650			2,494
Total liabilities	161,214			168,790

Shareholders’ equity	61,057			58,588
Total liabilities and shareholders’ equity	$222,271			$227,378
Net interest income/average yield		$1,986	3.78%		$1,950	3.55%
Net interest margin			4.01%			3.84%
Average interest-earning assets to average interest-bearing liabilities			126.10%			123.05%

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2012 to September 30, 2012

Assets: At September 30, 2012, the Company’s assets totaled $219.8 million, a decrease of $3.2 million, or 1.4%, from total assets at June 30, 2012. This decrease was attributed primarily to a decrease in loans.

Cash and cash equivalents: Cash and cash equivalents increased by $1.6 million or 27.7% to $7.3 million at September 30, 2012. While it is management’s preference to deploy excess liquidity into mortgage loans and investment securities to the extent possible, while maintaining adequate liquidity at all times, additional cash was held at the end of the quarterly period in anticipation of the Company’s merger transaction.

Loans: Loans receivable, net, decreased by $4.5 million to $177.9 million at September 30, 2012, due primarily to unscheduled repayments of loans. Also, due to historically low interest rates, many home mortgages have been refinanced to long-term, fixed rate loans either with other lenders or with our banks to be sold into the secondary market. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. However, loan demand continues in its weakened state as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Non-Performing Loans:  At September 30, 2012, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $2.7 million, or 1.5% of total loans, compared to $1.8 million or 0.98%, of total loans at June 30, 2012.  The Company’s allowance for loan losses totaled $873,000 and $875,000 at September 30, 2012, and June 30, 2012, respectively. The allowance for loan losses at September 30, 2012, represented 32.5% of nonperforming loans and 0.49% of total loans, while at June 30, 2012, the allowance represented 48.8% of nonperforming loans and 0.48% of total loans.

The Company had $10.0 million in assets classified as substandard for regulatory purposes at September 30, 2012, including loans ($7.5 million) and real estate owned (“REO”) ($2.5 million). Classified loans as a percentage of total loans was 4.2% and 3.2% at September 30, 2012 and June 30, 2012, respectively. All substandard loans were secured by residential property on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

	September 30, 2012	June 30, 2012

Substandard assets	$10,007	$8,305
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$10.007	$8,305

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2012 to September 30, 2012 (continued)

All substandard loans were secured by residential property on which the banks have priority lien position. The table below summarizes substandard loans at the dates indicated:

	September 30,		June 30,
	2012		2012
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
(dollars in thousands)

Single family, owner occupied	66	$6,266	57	$5,190
Single family, non-owner occupied	14	1,219	9	633
2-4 family, owner occupied	1	37	1	37
Total substandard loans	81	$7,522	67	$5,860

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2012		June 30, 2012
	Number		Number	Net
	of	Carrying	of	Carrying
	Loans	Value	Loans	Value

Single family, non-owner occupied	7	$805	7	$765
2-4 family, owner-occupied	11	1,432	11	1,432
5 or more family, non-owner-occupied	1	233	1	233
Building lot	1	15	1	15
Total substandard loans	20	$2,485	20	$2,445

At September 30 2012, and June 30, 2012, the Company had $1.6 million and $331,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Securities: At September 30, 2012, the Company’s investment securities had decreased $388,000 or 7.8% to $4.5 million, due to scheduled and unscheduled principal repayments. The proceeds were utilized to partially offset a decrease in deposits.

Liabilities: At September 30, 2012, the Company’s liabilities totaled $160.7 million, a decrease of $3.4 million, or 2.1%, from total liabilities at June 30, 2012. The decrease in liabilities was attributed primarily to a $2.6 million, or 9.5%, decrease in FHLB Advances, which decreased to $24.5 million at September 30, 2012, and a decrease in deposits, which decreased $1.2 million or 0.9% to $133.3 million at September 30, 2012.

Shareholders’ Equity: At September 30, 2012, the Company’s shareholders’ equity totaled $59.1 million, an increase of $231,000 or 0.4% from the June 30, 2012 total.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2012 to September 30, 2012 (continued)

The Company paid dividends of $277,000 or 53.1% of net income for the three-month period just ended. The Company received notice from the Federal Reserve Board on September 27, 2012, that there would be no objection to a waiver of dividends paid by Kentucky First Federal to First Federal MHC in the next twelve months.  On August 23, 2012, the members of First Federal MHC approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock by casting  64.3% of the eligible votes in favor of the waiver. At September 30, 2012, capital on a consolidated basis and at each of the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth. Management cannot speculate on future dividend levels. Various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 for additional discussion regarding dividends.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2012 and 2011

General

Net income totaled $522,000 for the three months ended September 30, 2012, an increase of $101,000 or 24.0% from net income of $421,000 for the same period in 2011. The increase was primarily attributable to gains on sales of loans and lower expenses associated with other real estate owned.

Net Interest Income

Net interest income after provision for loan losses increased $10,000 or 0.5% to $2.0 million for the three-month period ended September 30, 2012, as interest expense continued decreasing at a faster pace than interest income. Interest income decreased by $169,000, or 6.5%, to $2.4 million, while interest expense decreased $205,000 or 31.8% to $439,000 for the three months ended September 30, 2012

Interest income on loans decreased $153,000 or 6.2% to $2.3 million, due primarily to a decrease in the average rate earned on the loan portfolio. The average rate earned on loans outstanding for the three-month period ended September 30, 2012, decreased 25 basis points to 5.10% for the three months just ended, while the average balance of loans outstanding decreased $2.6 million to $181.8 million for the period just ended. Interest income on mortgage-backed residential securities decreased $21,000 or 29.2% to $51,000 for the three months ended September 30, 2012, primarily as a result of reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the three-month period just ended.

Interest expense on deposits and borrowings both declined period to period. Interest expense on deposits decreased $180,000 or 37.2% to $304,000 for the three-month period ended September 30, 2012, while interest expense on borrowings decreased $25,000 or 15.6% to $135,000 for the same period. The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits. The average rate paid on deposits decreased 45 basis points to 0.93% for the most recent period, while the average balance of deposits decreased $9.1 million or 6.5% to $131.0 million. The decrease in interest expense on borrowings was attributed primarily to a lower rate paid on borrowings outstanding, which decreased 48 basis points to 2.07% for the most recent period, while the average balance of borrowings outstanding increased $942,000 to $26.0 million for the recently ended three-month period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2012 and 2011 (continued)

Net Interest Income (continued)

Net interest margin increased from 3.84% for the prior year quarterly period to 4.01% for the quarter ended September 30, 2012.

Provision for Losses on Loans

The Company recorded $26,000 in provision for losses on loans during the three months ended September 30, 2012, compared to no provision for the three months ended September 30, 2011. The Company recorded the provision to restore the Company’s loan loss reserves to a level that management determined appropriate after charging off $28,000 in loans during the quarter. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $109,000 for the three months ended September 30, 2012, an increase of $83,000 from the same period in 2011. Net gains on sales of loans totaled $58,000 for the recent quarterly period ended compared to nil for the prior year quarter. In the current low interest rate environment the Company prefers to sell its long-term, fixed rate mortgage production rather than retain the loans in its portfolio, and the demand for that loan product was strong for the quarter just ended. Other real estate owned posted a $3,000 gain in the quarterly period ended September 30, 2012, compared to total charges of $27,000 in the prior year’s quarter. In the quarter ended September 30, 2011, the Company realized a net loss on the sale of REO of $17,000 as well as other-than-temporary impairment charges of $10,000.

Non-interest Expense

Non-interest expense totaled $1.3 million for the three months ended September 30, 2012, a decrease of $59,000, or 4.4%, compared to the same period in 2011. The decrease was due primarily to lower professional fees paid. Outside service fees, legal fees, and auditing and accounting fees (some of which were associated with the Company’s merger/acquisition plans announced November 3, 2011) decreased $39,000, $14,000 and $33,000, respectively from period to period. Foreclosure and OREO expenses (net) was actually a net gain of $28,000 for the recently ended quarter compared to net expense of $50,000 for the prior year period, as rental income exceeded rental expense and occupancy rates were higher. The core deposit intangible created when the Company purchased First Federal of Frankfort became completely amortized in the fiscal year ended June 30, 2012. Consequently, amortization of intangible assets for the recently ended quarter was nil, compared to $33,000 for the prior year period. Employee compensation and benefits totaled $854,000 for the recently-ended quarter compared to $747,000 for the prior year period, a $107,000 or 14.3% increase, and was attributed primarily to higher retirement expense.

Federal Income Tax Expense

Federal income taxes expense totaled $257,000 for the three months ended September 30, 2012, compared to $206,000 in the prior year period. The effective tax rates were 33.0% and 32.9% for the three-month periods ended September 30, 2012 and 2011, respectively.

Kentucky First Federal Bancorp

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

ITEM 4: Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, and have concluded that the Company’s disclosure controls and procedures were effective.

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2012, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)       The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2012.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

July 1-31, 2012	—	$—	—	77,500
August 1-31, 2012	—	$—	—	77,500
September 1-30, 2012	7,800	$7.86	7,800	69,700

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2012	By:	/s/Tony D. Whitaker
Tony D. Whitaker
Chairman of the Board and Chief Executive Officer

Date:	November 14, 2012	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

