Form 10-Q
period 2012-12-31
Kentucky First Federal Bancorp
filed 2013-02-21
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2012

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from ____________ to _______________

Commission File Number: 0-51176

KENTUCKY FIRST FEDERAL BANCORP
(Exact name of registrant as specified in its charter)

United States of America	61-1484858
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

216 West Main Street, Frankfort, Kentucky 40601
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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 8, 2013, the latest practicable date, the Corporation had 8,529,192 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June30,
	2012	2012
ASSETS

Cash and due from financial institutions	$4,882	$1,244
Interest-bearing demand deposits	10,444	4,491
Cash and cash equivalents	15,326	5,735

Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	179	189
Securities held-to-maturity, at amortized cost- approximate fair value of $29,109 and $5,144 at December 31, 2012 and June 30, 2012, respectively	28,769	4,756
Loans held for sale	440	481
Loans, net of allowance of $1,180 and $875 at December 31, 2012 and June 30, 2012, respectively	271,930	182,473
Real estate owned, net	3,558	2,445
Premises and equipment, net	4,701	2,644
Federal Home Loan Bank stock, at cost	7,732	5,641
Accrued interest receivable	899	497
Bank-owned life insurance	2,742	2,697
Goodwill	14,507	14,507
Prepaid FDIC assessments	401	246
Prepaid federal income taxes	268	30
Deferred federal income taxes	108	—
Prepaid expenses and other assets	871	508

Total assets	$352,531	$222,949

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$234,342	$134,552
Federal Home Loan Bank advances	50,948	27,065
Advances by borrowers for taxes and insurance	168	487
Accrued interest payable	55	64
Deferred federal income taxes	—	774
Deferred revenue	642	648
Other liabilities	588	506
Total liabilities	286,743	164,096

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,757	36,870
Retained earnings	32,859	31,971
Unearned employee stock ownership plan (ESOP)	(1,720)	(1,772)
Treasury shares at cost, 22,886 and 826,375 common shares at December 31, 2012 and June 30, 2012, respectively	(197)	(8,305)
Accumulated other comprehensive income	3	3
Total shareholders’ equity	65,788	58,853

Total liabilities and shareholders’ equity	$352,531	$222,949

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2012	2011	2012	2011
Interest income
Loans, including fees	$4,608	$4,936	$2,295	$2,470
Mortgage-backed securities	97	139	46	67
Other securities	-	1	-	1
Interest-bearing deposits and other	134	112	73	56

Total interest income	4,839	5,188	2,414	2,594

Interest expense
Interest-bearing demand deposits	14	16	7	6
Savings	120	150	57	61
Certificates of Deposit	446	721	212	336
Deposits	580	887	276	403
Borrowings	234	311	99	151
Total interest expense	814	1,198	375	554
Net interest income	4,025	3,990	2,039	2,040
Provision for loan losses	418	82	392	82
Net interest income after provision for losses on loans	3,607	3,908	1,647	1,958

Non-interest income
Earnings on bank-owned life insurance	45	44	23	22
Net gains on sales of loans	111	23	53	23
Net gain (loss) on sales of OREO	(15)	(13)	(18)	4
Other-than-temp impairment loss-REO	(25)	(48)	(25)	(38)
Bargain purchase gain	958	—	958	—
Other	52	51	26	20
Total non-interest income (loss)	1,126	57	1,017	31

Non-interest expense
Employee compensation and benefits	1,672	1,520	818	773
Occupancy and equipment	134	168	56	81
Outside service fees	228	189	191	113
Legal fees	89	192	42	131
Data processing	105	111	45	57
Auditing and accounting	60	78	34	19
FDIC insurance premiums	63	76	34	36
Franchise and other taxes	88	93	44	47
Amortization of intangible assets	-	65	-	32
Foreclosure and OREO expenses (net)	(39)	32	(11)	15
Other	320	236	177	107
Total non-interest expense	2,720	2,760	1,430	1,411

Income before income taxes	2,013	1,205	1,234	578
Federal income taxes
Current	661	851	397	194
Deferred	(97)	(455)	(90)	(4)
Total federal income tax expense	564	396	307	190

NET INCOME	$1,449	$809	$927	$388

EARNINGS PER SHARE
Basic and diluted	$0.19	$0.11	$0.12	$0.05

DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2012	2011	2012	2011

Net income	$1,449	$809	$927	$388

Other comprehensive income (loss), net of taxes (benefits: Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $—, $—, $— and $— during the respective periods	—	—	—	—
Comprehensive income	$1,449	$809	$927	$388

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In Thousands)

	Six months ended
	December 31,
	2012	2011

Cash flows from operating activities:
Net income	$1,449	$809
Adjustments to reconcile net income to net cash provided by operating activities Depreciation	65	98
Amortization of deferred loan origination (fees) costs	1	2
Amortization of premiums on Federal Home Loan Bank advances	—	(9)
Amortization of core deposit intangibles	—	65
Net gain on sale of loans	(111)	(23)
Other than temporary impairment of real estate owned	25	48
Net loss on sale of other real estate owned	15	—
Deferred gain on sale of other real estate owned	(6)	—
ESOP compensation expense	52	87
Amortization of stock benefit plans and stock options expense	12	—
Earnings on bank-owned life insurance	(45)	(44)
Provision for loan losses	418	82
Origination of loans held for sale	(2,204)	(394)
Proceeds from loans held for sale	2,356	417
Bargain purchase gain	(958)	—
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	33	34
Prepaid expenses and other assets	(164)	(226)
Accrued interest payable	(27)	(9)
Accounts payable and other liabilities	66	(55)
Federal income taxes:
Current	(203)	116
Deferred	(97)	(455)
Net cash provided by operating activities	677	543

Cash flows from investing activities:
Acquisition of CKF Bancorp, net	3,349	—
Purchase of U.S. Treasury notes	(14,000)	(12,500)
Securities maturities, prepayments and calls:
Held to maturity	765	1,050
Available for sale	18	9
Loans originated for investment, net of principal collected	4,265	1,612
Proceeds from sale of real estate owned	(434)	(654)
Additions to premises and equipment, net	(3)	(127)
Net cash used in investing activities	(5,172)	(10,610)

Cash flows from financing activities:
Net change in deposits	(1,687)	(3,345)
Payments by borrowers for taxes and insurance, net	(349)	(330)
Proceeds from Federal Home Loan Bank advances	21,000	15,000
Repayments on Federal Home Loan Bank advances	(4,256)	(1,537)
Dividends paid on common stock	(561)	(567)
Treasury stock repurchases	(61)	(45)
Net cash provided by financing activities	14,086	9,176

Net decrease in cash and cash equivalents	9,591	(891)

Beginning cash and cash equivalents	5,735	5,049

Ending cash and cash equivalents	$15,326	$4,158

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2012	2011

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$945	$650

Interest on deposits and borrowings	$823	$1,216

Transfers from loans to real estate acquired through foreclosure, net	$(352)	$(2,280)

Loans made on sale of real estate acquired through foreclosure	$407	$2,375

Deferred gain on sale of real estate acquired through foreclosure	$—	$665

Capitalization of mortgage servicing rights	$18	$3

See Note 2 for noncash transactions related to the acquisition.

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

On December 31, 2012, the Company completed its acquisition of CKF Bancorp, Inc. (“CKF Bancorp”), the parent company of Central Kentucky Federal Savings Bank (“Central Kentucky FSB”), pursuant to the provisions of the Agreement of Merger dated as of November 3, 2011 and amended as of September 28, 2012. The acquisition was accounted for using the purchase method of accounting and resulted in the recordation of bargain purchase gain of $958,000. See additional discussion in Note 2.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three- and six-month periods ended December 31, 2012, are not necessarily indicative of the results which may be expected for an entire fiscal year and do not include any results of operations associated with CKF Bancorp or Central Kentucky FSB. The consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2012 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(unaudited)

1.	Basis of presentation (continued)

Interest income on non-consumer loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Retail credit, which includes loans to individuals secured by their personal residence, including first mortgage, home equity and home improvement loans, are placed on nonaccrual status in accordance with the Uniform Retail Credit Classification and Account Management. Nonaccrual loans and loans past due 90 days still on accrual include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment for commercial credits and 180 days for one- to four-family residential credits.

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

December 31, 2012

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

The following portfolio segments have been identified: residential real estate, nonresidential real estate, farms, commercial (non-mortgage) and consumer and other loans. The residential real estate segment is our primary lending activity and it enables a borrower to purchase or refinance homes in the Banks’ respective market areas. We further classify our residential real estate loans as one- to four-family, multi-family or construction. We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. We may lend to builders for construction of speculative or custom residential properties on a limited basis. We also offer loans secured by nonresidential real estate, primarily commercial office buildings, churches and properties used for other purposes. Generally, these loans are originated for 25 years or less and do not exceed 75% of the appraised value. Our consumer loans include home equity lines of credit, auto loans, personal loans, and loans secured by savings deposits. In the acquisition of CKF, we have acquired a portfolio of non-mortgage commercial loans totaling $3.2 million. Future originations of this type of loan are expected to be limited in the foreseeable future.

Summary of New Significant Accounting Policies:

Purchased Credit Impaired Loans – Purchased credit impaired loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses. In determining the estimated fair value of these loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated future credit losses, estimated value of the underlying collateral, estimated holding periods and the net present value of the cash flows expected to be received. To the extent that any smaller dollar purchased credit impaired loan is not specifically reviewed, when evaluating the net present value of the future estimated cash flows, management applies a loss estimate to that loan based on the average expected loss rates for the loans that were individually reviewed in that loan portfolio, adjusted for other factors, as applicable.

The difference between the estimated value of the loans acquired is divided into accretable and non-accretable portions. The non-accretable difference represents the difference between the contractually required payments and the cash flows expected to be collected.

Subsequent decreases to the expected cash flows will generally result in a provision for loan losses. Subsequent increases in cash flows will result in a reversal of the provision for loan losses to the extent of prior charges with a corresponding adjustment to the accretable yield, which would have a positive impact on interest income.

The accretable difference on purchased credit impaired loans represents the difference between the expected cash flows and the amount paid. Such difference is accreted into earnings using the level-yield method over the expected cash flow periods of the loans.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(unaudited)

1.	Basis of presentation (continued)

Management will separately monitor the purchased credit impaired loan portfolio and on a quarterly basis will review loans contained within this portfolio against the factors and assumptions used in determining the initial fair value adjustment. In addition to its quarterly evaluation, a loan is typically reviewed (i) when it is modified or extended, (ii) when material information becomes available to the Bank which provides additional insight pertaining to the loan’s performance, the status of the borrower, or the quality or value of the underlying collateral, or (iii) in connection with the quarterly review of projected cash flows, which includes a substantial portion of each acquired loan portfolio.

United States generally accepted accounting principles (“U.S. GAAP”) provides up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period will be analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Once management has finalized the fair values of acquired assets and assumed liabilities within this twelve month period, management considers such values to be the “Day One Fair Values.”

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Frankfort (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications - Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no impact on prior years’ net income.

2. Bank Acquisition

On December 31, 2012 (the “Acquisition Date”), the Company acquired 100% of CKF Bancorp, the savings and loan holding company for Central Kentucky FSB in exchange for cash and common shares of the Company’s stock. Under the terms of the acquisition CKF Bancorp shareholders received approximately 811,275 shares of Company common stock and an aggregate of $5.1 million in cash. The fair value of the common shares issued as part of the consideration paid for CKF Bancorp was determined based on the closing price of the Company’s common shares on the acquisition date. CKF Bancorp maintained its main headquarters in Danville, Kentucky, as well as two branches – one in Danville and the other in Lancaster, Kentucky. CKF Bancorp was merged into the Company and Central Kentucky FSB was merged into First Federal Savings Bank of Frankfort. With the acquisition the Company has expanded its customer base in the central Kentucky area with an institution that shares its community banking orientation and thrift heritage and that enjoys a favorable reputation within its local community. Because the acquisition occurred on December 31, 2012, there are no results of operations of CKF Bancorp included in the Company’s results of operations. Acquisition-related costs of $281,000 and $118,000 are included in the Company’s consolidated statement of income for the six months ended December 31, 2012 and 2011, respectively. The Company has determined that the acquisition constitutes a business acquisition as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the accounting guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(unaudited)

2. Bank Acquisition (continued)

In many cases, the determination of these fair values required management to make estimates about discount rates, future expected cash flows, market conditions and other future events which are highly subjective in nature and are subject to change. The assets acquired and liabilities assumed in the transaction are presented at estimated fair value on the Acquisition Date. These fair value estimates are considered preliminary, and are subject to change for up to one year after the closing date of the acquisition, as additional information relative to Acquisition Date fair values becomes available. Given the short period of time from our closing date until our Form 10-Q filing date, we have not yet completed our evaluation of fair values. We continue to work with our third party vendor to finalize these estimates.

The Company paid approximately $11.1 million ($5.1 million in cash and $6.0 million in stock) for CKF Bancorp. A summary of the net assets acquired as of December 31, 2012, follows:

(in thousands)	December 31, 2012

Consideration
Kentucky First Federal Bancorp common stock:
811,275 shares at $7.45/share closing price 12/31/12	$6,044
Cash	5,070
Fair Value of Total Consideration Transferred	$11,114

Recognized amounts of identifiable assets acquired and liabilities assumed
Assets acquired:
Cash and due from banks	$895
Interest-bearing demand deposits	7,524
Securities available for sale	8
Securities, held-to-maturity	10,778
Loans	94,086
Real estate owned, net	1,642
Premises and equipment, net	2,119
Federal Home Loan Bank stock, at cost	2,091
Accrued interest receivable	435
Prepaid FDIC assessments	212
Accrued federal income taxes	35
Deferred federal income taxes	785
Prepaid expenses and other assets	142
Total assets acquired	$120,752

Liabilities assumed
Deposits	$101,477
FHLB Advances	7,139
Advances by borrowers for taxes and insurance	30
Accrued interest payable	18
Other liabilities	16
Total liabilities assumed	108,680

Total identifiable net assets	$12,072
Bargain purchase gain	$958

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(unaudited)

2. Bank Acquisition (continued)

Fair value adjustments:
Securities, held-to-maturity	$369
Loans	(1,133)
Other real estate owned	(27)
Real estate premises operated as banking facilities	464
Deposits	(1,091)
Premium on FHLB Advances	(139)
Total fair value adjustments	$(1,557)

The following is a description of the methods used to determine the fair values of significant assets and liabilities at the Acquisition Date presented above.

Cash and Due from Banks and Interest-bearing Deposits in Banks – The Company acquired $8.4 million in cash and cash equivalents. The carrying amount of these assets, adjusted for any cash items deemed uncollectible by management, was determined to be a reasonable estimate of fair value based on their short-term nature.

Investment Securities – The Company acquired $10.8 million in securities at fair value. Federal Home Loan Bank stock totaling $2.1 million was acquired at cost, as it is not practicable to determine its fair value because of restrictions on its marketability.

Loans – The Company acquired approximately $94.1 million in loans with and without evidence of credit quality deterioration. The loans acquired consist of residential real estate, commercial real estate, real estate construction, commercial and consumer loans.

At the acquisition date, the Company recorded $85.1 million of loans without evidence of credit quality deterioration and $9.0 million of purchased credit-impaired loans subject to nonaccretable difference of $1.8 million. The acquired loans were deemed impaired at the acquisition date if the Company did not expect to receive all contractually required cash flows due to concerns about credit quality. Fair values for loans were based on discounted cash flow methodology that considered factors including the type of loan and related collateral, classification status, fixed or variable interest rate, term of loan and whether or not the loan was amortizing, and a discount rate reflecting current market rates for new originations of comparable loans adjusted for the risk inherent in the cash flow estimates. Certain loans that were determined to be collateral dependent were valued based on the fair value of the underlying collateral. These estimates were based on the most recently available real estate appraisals with certain adjustments made based on the type of property, age of appraisal, current status of the property and other related factors to estimate the current value of the collateral.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(unaudited)

2. Bank Acquisition (continued)

(in thousands)	Non-impaired Purchased Loans	Credit-impaired Purchased Loans

Real estate mortgage loans:
Residential:
1-4 Family	$65,159	$4,473
Multi-family	2,081	—
Construction	1,272	1,025
Farm	1,911	—
Nonresidential and land	10,775	2,505
Commercial non-mortgage loans	2,241	946
Consumer loans	1,659	39

Total loans	$85,098	$8,988

The composition of acquired loans at December 31, 2012 follows:

(in thousands)	Contractual Amount	Fair Value Adjustments	Fair Value

Real estate mortgage loans:
Residential:
1-4 Family	$71,574	$(1,940)	$69,634
Multi-family	2,109	(28)	2,081
Construction	2,450	(153)	2,297
Farm	1,937	(26)	1,911
Nonresidential and land	13,799	(520)	13,279
Commercial non-mortgage loans	3,417	(231)	3,186
Consumer loans	1,812	(114)	1,698

Total loans	$97,098	$(3,012)	$94,086

Loans purchased in the acquisition are accounted for using one of two following accounting standards:

•	ASC Topic 310-20 is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expect to collect all contractually required payments from the borrower. For these loans, the difference between fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method.
•	ASC Topic 310-30 is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. The excess of the loan’s contractual principal and interest over the expected cash flows is the nonaccretable difference.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

(unaudited)

2. Bank Acquisition (continued)

The following table presents the purchased loans that are included within the scope of ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality as of December 31, 2012.

(in thousands)

Contractually-required principal and interest payments	$10,858
Non-accretable difference	(1,752)
Accretable yield	(118)
Fair value of loans	$8,988

Core Deposit Intangible – This intangible asset represents the value of the relationships that Central Ky FSB had with its deposit customers. The fair value of this intangible asset will be estimated based on a discounted cash flow methodology that gave appropriate consideration to the type of deposit, deposit retention, cost of the deposit base, and net maintenance cost attributable to customer deposits. This analysis has not yet been completed, but preliminary calculations indicate that the amounts are not significant.

OREO – The Company acquired $1.6 million in other real estate owned in the acquisition after a $27,000 fair value adjustment as of the Acquisition Date. OREO is presented at fair value, which is estimated value that management expects to receive when the property is sold, net of related costs to sell. These estimates were based on the most recently available real estate appraisals, with certain adjustments made based on the type of property, age of appraisal, current status of the property and othe related factors to estimate the current value of the property.

Deposits - The Company assumed $101.5 million in deposits at estimated fair value. Savings accounts and demand deposit accounts totaled $22.5 million, while certificates of deposit had face value of $77.9 million. The Company recorded a premium associated with the certificates of deposit of $1.1 million due to the interest rates associated with the time deposits, which caused those deposits to be valued at $79.0 million.

The following table presents pro forma information as if the acquisition had occurred at the beginning of the periods presented (July 1, in this case.) The pro forma information includes adjustments for interest expense on time deposits and the related income tax effects but excluded any bargain purchase gain or its related income tax effect. Other adjustments are not anticipated to have a material impact on the pro forma information. The pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transactions been effected on the assumed dates.

	Six months ended		Three months ended
	December 31,		December 31,
(in thousands, except per share data)	2012	2011	2012	2011

Net interest income	$6,051	$6,199	$3,025	$3,156

Net income (loss)	$791	$(30)	$143	$(610)

Basic and diluted earnings (loss) per share	$0.09	$(0.00)	$0.02	$(0.07)

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012

(unaudited)

3. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,
	2012	2011

Net income	$1,449	$809
Less earnings allocated to unvested shares	—	—

Net income allocated to common shareholders, basic and diluted	$1,449	$809

	Three months ended December 31,
	2012	2011

Net income	$927	$388
Less earnings allocated to unvested shares	—	—

Net income allocated to common shareholders, basic and diluted	$927	$388

	Six months ended December 31,
	2012	2011
Basic
Weighted-average common shares including unvested Common shares outstanding	7,544,654	7,544,432
Less: Weighted-average unvested common shares	—	—
Weighted-average common shares outstanding	7,544,654	7,544,432
Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,544,654	7,544,432

	Three months ended December 31,
	2012	2011
Basic
Weighted-average common shares including unvested Common shares outstanding	7,544,233	7,547,047
Less: Weighted-average unvested common shares	—	—
Weighted-average common shares outstanding	7,544,233	7,547,047
Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,544,233	7,547,047

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012

(unaudited)

3. Earnings Per Share (continued)

There were 309,800 stock option shares outstanding for the three- and six-month periods ended December 31, 2012. There were 325,800 stock option shares outstanding for the three- and six-month period ended December 31, 2011. The stock option shares outstanding were antidilutive for the respective periods.

4. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2012 and June 30, 2012, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains:

	December 31, 2012
		Gross	Gross	Estimated
	Carrying	unrealized	unrealized	fair
	Value	gains	losses	value
	(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$166	$5	$—	$171
Equity securities	8	—	—	8
	$174	$5	$—	$179

Held-to-maturity Securities
U.S. Treasury securities and U.S. Government agencies	$21,996	$—	$—	$21,996
Agency mortgage-backed: residential	6,773	340	—	7,113
	$28,769	$340	$—	$29,109

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale Securities
Agency mortgage-backed: residential	$185	$4	$-	$189

Held-to-maturity Securities
Agency mortgage-backed: residential	$4,756	$388	$-	$5,144

Our securities holdings consist of U.S. Treasury securities, U.S. Government agency bonds and agency mortgage-backed securities, which do not have a single maturity date. Our pledged securities at December 31, 2012, totaled $3.7 million. None of our securities were pledged at June 30, 2012.

There were no sales of investment securities during the fiscal year ended June 30, 2012 nor the three- or six-month periods ended December 31, 2012.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Management does not believe other-than-temporary impairment is evident.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012

(unaudited)

5. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2012	2012

Residential real estate
One- to four-family	$211,770	$149,086
Multi-family	17,957	15,495
Construction	3,992	964
Farm	1,911	—
Nonresidential real estate and land	24,025	11,098
Commercial nonmortgage and other	3,186	—
Consumer and loans on deposits	10,702	7,146
	273,543	183,789
Less:
Undisbursed portion of loans in process	535	544
Deferred loan origination fees (cost)	(102)	(103)
Allowance for loan losses	1,180	875
	$271,930	$182,473

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2012:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$565	$360	$113	$—	$812
Multi-family	49	38	—	—	87
Construction	3	6	—	—	9
Farm	—	—	—	—	—
Nonresidential real estate and land	35	24	—	—	59
Commercial nonmortgage and other	—	—	—	—	—
Consumer and other	23	(10)	—	—	13
Unallocated	200	—	—	—	200
Totals	$875	$418	$113	$—	$1,180

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012

(unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2011:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$490	$69	$4	$—	$555
Multi-family	11	18	—	—	29
Construction	5	(4)	—	—	1
Nonresidential real estate and land	36	(1)	—	—	35
Consumer and other	22	—	—	—	22
Unallocated	200	—	—	—	200
Totals	$764	$82	$4	$—	$842

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2012:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$563	$334	$85	$—	$812
Multi-family	49	38	—	—	87
Construction	3	6	—	—	9
Farm	—	—	—	—	—
Nonresidential real estate and land	35	24	—	—	59
Commercial nonmortgage and other	—	—	—	—	—
Consumer and other	23	(10)	—	—	13
Unallocated	200	—	—	—	200
Totals	$873	$392	$85	$—	$1,180

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2011:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$490	$69	$4	$—	$555
Multi-family	19	10	—	—	29
Construction	1	—	—	—	1
Nonresidential real estate and land	33	2	—	—	35
Consumer and other	21	1	—	—	22
Unallocated	200	—	—	—	200
Totals	$764	$82	$4	$—	$842

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

(unaudited)

5. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2012. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,918	$35	$—	$35
Multi-family	—	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	—	—	—	—
Loans on deposits	—	—	—	—
Consumer and other	—	—	—	—
Purchased credit-impaired loans	8,988	—	—	—
	$12,906	$35	$—	$35

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$198,614	$777	$—	$777
Multi-family	17,957	87	—	87
Construction	3,992	9	—	9
Farm	1,911	—	—	—
Nonresidential real estate and land	24,025	59	—	59
Commercial nonmortgage and other	3,186	—	—	—
Consumer and other	10,702	13	—	13
Unallocated	—	—	200	200
	260,387	945	200	1,145
	$273,293	$980	$200	$1,180

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

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

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,757	$97	$—	$97

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$146,329	$468	$—	$468
Multi-family	15,495	49	—	49
Construction	964	3	—	3
Nonresidential real estate and land	11,098	35	—	35
Loans on deposits	2,281	7	—	7
Consumer and other	4,865	16	—	16
Unallocated	—	—	200	200
	181,032	578	200	778
	$183,789	$675	$200	$875

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended December 31, 2012:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,253	$—	$2,965	$33	$33
Purchased credit-impaired loans	8,988	—	—	—	—
	12,241	—	2,965	33	33
With an allowance recorded:
One- to four-family	665	35	539	2	2
	$12,906	$35	$3,504	$35	$35

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

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

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2012, and June 30, 2012:

	December 31, 2012		June 30, 2012
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$966	$2,862	$1,593	$201
Purchased credit-impaired loans	3,286	566	—	—
	$4,252	$3,428	$1,593	$201

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At December 31, 2012, the Company had $826,000 of loans classified as TDRS of which approximately 40.0% were residential real estate loans involving the Banks’ conceding to refinance a loan to then-current market interest rates despite poor credit history or a high loan-to-value ratio and approximately 36.7% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of his debt to the Banks.

During the period ended December 31, 2012, the terms of three loans were recognized at TDRs because the borrower completed Chapter 7 bankruptcy proceedings without reaffirming his personal obligation under the mortgage on his principal residence.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

(unaudited)

5. Loans receivable (continued)

The following table presents loans by class modified as TDRs during the three and six months ended December 31, 2012 and the year ended June 30, 2012, and their performance, by modification type:

Dollars in thousands	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

Three months ended December 31, 2012
Residential Real Estate:
1-4 Family	3	$600	$600	$600	$-

Six months ended December 31, 2012
Residential Real Estate:
1-4 Family	11	$668	$672	$670	$-

Twelve months ended June 30, 2012
Residential Real Estate:
1-4 Family	4	$179	$188	$187	$-

The Company had no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012, and had $2,000 of specific reserves at June 30, 2012. The Company had no commitments to lend on loans classified as TDRs at December 31, 2012 or June 30, 2012.

The TDRs described above did not increase the allowance for loan losses and did not result in charge offs during the three or six months ended December 31, 2012. There were no TDRs that defaulted during the three- or six-month periods ended December 31, 2012 or over the previous twelve months.

At June 30, 2012, the Company had $820,000 of loans classified as TDRs.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

(unaudited)

5. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2012, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$6,205	$7,362	$13,567	$197,953	$211,770
Multi-family	—	—	—	17,957	17,957
Construction	19	54	73	3,919	3,992
Farm	—	—	—	1,911	1,911
Nonresidential real estate and land	—	—	—	24,025	24,025
Commercial non-mortgage	—	229	229	2,957	3,186
Consumer and other	102	35	137	10,565	10,702
Total	$6,326	$7,680	$14,006	$259,287	$273,293

The following table presents the aging of the principal balance outstanding in past due loans as of June 30, 2012, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,332	$1,794	$6,126	$142,960	$149,086
Multi-family	—	—	—	15,495	15,495
Construction	—	—	—	964	964
Nonresidential real estate and land	—	—	—	11,098	11,098
Loans on deposits	—	—	—	2,281	2,281
Consumer and other	—	—	—	4,865	4,865
Total	$4,332	$1,794	$6,126	$177,663	$183,789

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2012

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$7,032	$11,194	$—	$193,294
Multi-family	16,200	207	1,550	—	—
Construction	2,967	—	1,025	—	—
Farm	1,693	218	—	—	—
Nonresidential real estate and land	18,069	2,143	3,813	—	—
Commercial non-mortgage	2,189	51	946	—	—
Consumer and other	—	159	39	—	10,504
	$41,118	$9,810	$18,567	$—	$203,798

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012

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

December 31, 2012

(unaudited)

6. Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired Loans

At the time a loan is considered impaired, it is evaluated for loss based on the fair value of collateral securing the loan if the loan is collateral dependent. If a loss is identified, a specific allocation will be established as part of the allowance for loan losses such that the loan’s net carrying value is at its estimated fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Purchased Credit Impaired Loans

The Company purchased a group of loans more fully described in Note 2, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit score, loan type and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income ove the remaining life of the loan or pool (accretable yield.) The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference.) Over the life of the loan or pool expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012

(unaudited)

6. Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2012
Agency mortgage-backed: residential	$171	$—	$171	$-
Equity securities	8	—	8	-
	$179	$—	$179	$—

June 30, 2012
Agency mortgage-backed: residential	$189	$-	$189	$-

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2012
Impaired loans
One- to four-family	$630	$-	$-	$630
Other real estate owned, net
One- to four-family	648	-	-	648

June 30, 2012
Impaired loans
One- to four-family	$807	$-	$-	$807
Multi-family	631	-	-	631
Other real estate owned, net
One- to four-family	648	-	-	648
Multi-family	233	-	-	233

Impaired loans with allocated allowance for loan losses had a carrying amount of $665,000 and $1.5 million at December 31, 2012 and June 30, 2012, with specific valuation allowance of $35,000 and $97,000 at December 31, 2012 and June 30, 2012, respectively. No specific allowance provision was made for the three month or six month periods ended December 31, 2012. A specific provision of $41,000 was made for the three and six month periods ended December 31, 2011. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $648,000 and $881,000 at December 31, 2012 and June 30, 2012. Additional write-down of $25,000 charged for the three and six months ended December 31, 2012, while a write-down of $58,000 occurred in the year ended June 30, 2012. An other real estate owned write-down of $38,000 and $48,000 was made for the three and six month periods ended December 31, 2011, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012

(unaudited)

6. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2012:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
1-4 family	$630	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3%)

Foreclosed and repossessed assets:
1-4 family	$648	Sales comparison approach	Adjustments for differences between comparable sales	0.5% to 18.6% (8.6%)

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

The following methods were used to estimate the fair value of all other financial instruments at December 31, 2012 and June 30, 2012:

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012

(unaudited)

6. Disclosures About Fair Value of Assets and Liabilities (continued)

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at December 31, 2012 and June 30, 2011, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2012 and June 30, 2012 are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2012 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$15,326	$15,326			$15,326
Interest-earning deposits	100	100			100
Available-for-sale securities	179		$179		179
Held-to-maturity securities	28,769		29,109		29,109
Loans held for sale	440		452		452
Loans receivable - net	271,930			$282,108	282,108
Federal Home Loan Bank stock	7,732				n/a
Accrued interest receivable	899		27	872	899

Financial liabilities
Deposits	$234,342	$74,642	$160,522		$235,164
Federal Home Loan Bank advances	50,948		54,457		54,457
Advances by borrowers for taxes and insurance	168			168	168
Accrued interest payable	55	1	54		55

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2012

(unaudited)

6. Disclosures About Fair Value of Assets and Liabilities (continued)

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

Average Balance Sheets

The following table represents the average balance sheets for the three and six month periods ended December 31, 2012 and 2011, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2012			2011
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$181,092	$4,608	5.09%	$184,741	$4,936	5.34%
Mortgage-backed securities	5,559	97	3.49	6,583	139	4.22
Other securities	100	—	—	372	1	0.54
Other interest-earning assets	10,149	134	2.64	11,056	112	2.03
Total interest-earning assets	196,900	4,839	4.92	202,752	5,188	5.12

Less: Allowance for loan losses	(864)			(764)
Non-interest-earning assets	24,926			24,810
Total assets	$220,962			$226,798

Interest-bearing liabilities:
Demand deposits	$12,339	$14	0.23%	$12,758	$16	0.25%
Savings	37,260	120	0.64	35,656	150	0.84
Certificates of deposit	82,074	446	1.09	90,992	721	1.58
Total deposits	131,673	580	0.88	139,406	887	1.27
Borrowings	26,416	234	1.77	25,212	311	2.47
Total interest-bearing liabilities	158,089	814	1.03	164,618	1,198	1.46

Noninterest-Bearing demand deposits	1,487			1,129
Noninterest-bearing liabilities	2,644			2,363
Total liabilities	162,220			168,110

Shareholders’ equity	58,742			58,688
Total liabilities and shareholders’ equity	$220,962			$226,798
Net interest income/average yield		$4,025	3.89%		$3,990	3.66%
Net interest margin			4.09%			3.94%
Average interest-earning assets to average interest-bearing liabilities			124.55%			123.17%

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	Three Months Ended December 31,
	2012			2011
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$180,440	$2,295	5.09%	$185,027	$2,470	5.34%
Mortgage-backed securities	6,322	46	2.91	6,349	67	4.22
Other securities	100	—	—	643	1	0.62
Other interest-earning assets	9,653	73	3.03	10,259	56	2.18
Total interest-earning assets	196,515	2,414	4.91	202,278	2,594	5.13

Less: Allowance for loan losses	(869)			(764)
Non-interest-earning assets	28,910			24,706
Total assets	$224,556			$226,220

Interest-bearing liabilities:
Demand deposits	$16,195	$7	0.17%	$13,069	$6	0.18%
Savings	37,358	57	0.61	36,086	61	0.68
Certificates of deposit	81,126	212	1.05	89,633	336	1.50
Total deposits	134,679	276	0.82	138,788	403	1.16
Borrowings	26,795	99	1.48	25,328	151	2.38
Total interest-bearing liabilities	161,474	375	0.93	164,116	554	1.35

Noninterest-Bearing demand deposits	1,487			1,082
Noninterest-bearing liabilities	2,609			2,234
Total liabilities	165,570			167,432

Shareholders’ equity	58,986			58,788
Total liabilities and shareholders’ equity	$224,556			$226,220
Net interest income/average yield		$2,039	3.98%		$2,040	3.78%
Net interest margin			4.15%			4.03%
Average interest-earning assets to average interest-bearing liabilities			121.70%			123.25%

Discussion of Financial Condition Changes from June 30, 2012 to December 31, 2012

Assets: At December 31, 2012, the Company’s assets totaled $352.4 million, an increase of $129.5 million, or 58.1%, from total assets at June 30, 2012. This increase was attributed primarily to the acquisition of CKF Bancorp. See Footnote 2 under “Item 1: Financial Information.”

Cash and cash equivalents: Cash and cash equivalents increased by $9.6 million or 167.2% to $15.3 million at December 31, 2012.

Loans: Loans receivable, net, increased by $89.4 million to $271.9 million at December 31, 2012, due primarily to the acquisition of CKF Bancorp. See Footnote 2 under “Item 1, Financial Information.” Also, due to historically low interest rates, many home mortgages have been refinanced to long-term, fixed rate loans either with other lenders or with our banks to be sold into the secondary market. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. However, loan demand continues in its weakened state as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2012 to December 31, 2012 (continued)

Non-Performing Loans:  At December 31, 2012, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $3.8 million, or 2.1% of total loans (excluding loans purchased in the acquisition referenced in Note 2), compared to $1.8 million or 0.98%, of total loans at June 30, 2012.  The Company’s allowance for loan losses totaled $1.2 million and $875,000 at December 31, 2012, and June 30, 2012, respectively. The allowance for loan losses at December 31, 2012, represented 30.8% of nonperforming loans and 0.66% of total loans (excluding loans purchased in the acquisition referenced in Note 2), while at June 30, 2012, the allowance represented 48.8% of nonperforming loans and 0.48% of total loans.

The Company had $11.7 million in assets classified as substandard for regulatory purposes at December 31, 2012, including loans ($9.8 million) and real estate owned (“REO”) ($1.9 million), excluding both loans and REO acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (net of loans acquired on December 31, 2012) was 2.1% and 3.2% at December 31, 2012 and June 30, 2012, respectively. All substandard loans were secured by residential property on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated and excludes assets purchased in the acquisition more fully described in Note 2 under “Part I, Financial Information”:

	December 31, 2012	June 30, 2012

Substandard assets	$11,675	$8,305
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$11,675	$8,305

Based on our current evaluation of the loan portfolio purchased, the Company acquired $8.9 million in net substandard loans and $1.6 million in REO, for an additional $10.5 million in substandard assets.

All substandard loans were secured by real property on which the banks have priority lien position. The table below summarizes substandard loans (excluding substandard loans purchased at December 31, 2012) at the dates indicated:

	December 31,		June 30,
	2012		2012
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
(dollars in thousands)
Single family, owner occupied	76	$5,604	57	$5,190
Single family, non-owner occupied	2	627	9	633
2-4 family, owner occupied	1	37	1	37
Multi-family	2	2,182	—	—
Non-residential	1	1,309	—	—
Total substandard loans	82	$9,759	67	$5,860

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2012 to December 31, 2012 (continued)

The following table presents the aggregate carrying value of REO (including REO acquired on December 31, 2012) at the dates indicated:

	December 31, 2012		June 30, 2012
	Number		Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	6	$665	7	$765
2-4 family, owner-occupied	9	1,218	11	1,432
5 or more family, non-owner-occupied	—	—	1	233
Building lot	3	33	1	15
Acquired REO	40	1,642	—	—
Total REO	58	$3,558	20	$2,445

At December 31 2012, and June 30, 2012, the Company had $1.1 million and $331,000 of loans classified as special mention, respectively excluding CKF. Special mention loans acquired from CKF total $8.7 million. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Securities: At December 31, 2012, the Company’s investment securities had increased $24.0 million to $28.9 million, due in part to the acquisition more fully described in Note 2 under “Item 1, Financial Information” and the purchase of a $14.0 million short-term U.S. Treasury note. The investment acquired in the CKF Bancorp transaction include primarily U.S. Government agency bonds and mortgage-backed securities. The Treasury note had matured prior to the filing of this document.

Liabilities: At December 31, 2012, the Company’s liabilities totaled $286.7 million, an increase of $122.6 million, or 74.7%, from total liabilities at June 30, 2012. The increase in liabilities was attributed primarily to the acquisition more fully described in Note 2 under “Item 1, Financial Information” as well as short-term borrowing to fund the acquisition of a $14.0 million U.S. Treasury note. In addition to the liabilities assumed in the acquisition of CKF Bancorp, the Company borrowed $5.1 million in FHLB Advances to provide funds for the cash portion of the transaction. FHLB Advances increased $23.9 million from $27.1 million at June 30, 2012 to $50.9 million at December 31, 2012. The $14.0 million advance utilized to fund the purchase of the U.S. Treasury note was repaid with proceeds received from the maturity of the investment. Deposits increased $99.8 million or 74.2% to $234.3 million at December 31, 2012, primarily as a result of the acquisition more fully described in Note 2. The deposits acquired in the CKF Bancorp transaction are expected to remain with the Company except for normal run-off, as no hot money deposits have been identified.

Shareholders’ Equity: At December 31, 2012, the Company’s shareholders’ equity totaled $65.8 million, an increase of $6.9 million or 11.8% from the June 30, 2012 total. The change in shareholders’ equity is primarily associated with the acquisition more fully described in Note 2 under “Item 1, Financial Information”, as a portion of the consideration was paid in stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2012 to December 31, 2012 (continued)

The Company paid dividends of $560,000 or 38.6% of net income for the six-month period just ended and $283,000 or 30.5% of net income for the three-month period just ended. The Company received notice from the Federal Reserve Board on September 27, 2012, that there would be no objection to a waiver of dividends paid by Kentucky First Federal to First Federal MHC in the next twelve months.  On August 23, 2012, the members of First Federal MHC approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock by casting  64.3% of the eligible votes in favor of the waiver. At December 31, 2012, capital on a consolidated basis and at each of the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth. Management cannot speculate on future dividend levels. Various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 for additional discussion regarding dividends.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2012 and 2011

General

Net income totaled $1.4 million for the six months ended December 31, 2012, an increase of $640,000 or 79.1% from net income of $809,000 for the same period in 2011. The increase was primarily attributable to the bargain purchase gain recorded coincident with the acquisition which occurred on December 31, 2012.

Net Interest Income

Net interest income before provision for loan losses increased $35,000 or 0.9% and, therefore, remained at $4.0 million for the six month period just ended, while provision for loan losses of $418,000 caused net income after provision for loan losses to decrease $301,000 or 7.7% to $3.6 million compared to $3.9 million for the prior year period. Core earnings remained relatively constant, while interest expense continued to decline at a faster pace than interest income declined. Interest income decreased by $349,000, or 6.7%, to $4.8 million, while interest expense decreased $384,000 or 32.1% to $814,000 for the six months ended December 31, 2012.

Interest income on loans decreased $328,000 or 6.6% to $4.6 million, due primarily to a decrease in the average rate earned on the loan portfolio. The average rate earned on loans outstanding for the six-month period ended December 31, 2012, decreased 25 basis points to 5.09% for the six months just ended, while the average balance of loans outstanding decreased $3.6 million to $181.1 million for the period just ended. Interest income on mortgage-backed residential securities decreased $42,000 or 30.2% to $97,000 for the six months ended December 31, 2012, primarily as a result of reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the six-month period just ended.

Interest expense on deposits and borrowings both declined period to period. Interest expense on deposits decreased $307,000 or 34.6% to $580,000 for the six-month period ended December 31, 2012, while interest expense on borrowings decreased $77,000 or 24.8% to $234,000 for the same period. The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on deposits. The average rate paid on deposits decreased 39 basis points to 0.88% for the most recent period, while the average balance of deposits decreased $7.7 million or 5.5% to $131.7 million. The decrease in interest expense on borrowings was attributed primarily to a lower rate paid on borrowings outstanding, which decreased 70 basis points to 1.77% for the most recent period, while the average balance of borrowings outstanding increased $1.2 million to $26.4 million for the recently ended six-month period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2012 and 2011 (continued)

Net Interest Income (continued)

Net interest margin increased from 3.94% for the prior year six-month period to 4.09% for the period ended December 31, 2012.

Provision for Losses on Loans

The Company recorded $418,000 in provision for losses on loans during the six months ended December 31, 2012, compared to a provision of $82,000 for the six months ended December 31, 2011. The Company recorded the provision to more closely align the Company’s loan loss reserves with changes in the composition of the loan portfolio, which includes additional non-owner-occupied one- to four-family residential loans. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $1.1 million for the six months ended December 31, 2012, an increase of $1.1 million from the same period in 2011. The primary contributor to this increase is the bargain purchase gain, which was recorded in connection with the acquisition of CKF Bancorp effective December 31, 2012. Please see Note 2 under “Item 1, Financial Information.” Also contributing to the increase in non-interest income was an increase in net gains on sales of loans, which totaled $111,000 for the recent period ended compared to $23,000 for the prior year period. In the current low interest rate environment the Company prefers to sell its long-term, fixed rate mortgage production rather than retain the loans in its portfolio, and the demand for that loan product was strong for the quarter just ended. Other real estate owned represented charges totaling $40,000 for the six month period just ended, compared to charges of $61,000 in the 2011 period. Net loss on sale of REO was $15,000 for the current period compared to a loss of $13,000 in the prior year period, while other-than-temporary impairment losses for the current period were $25,000 compared to $48,000 for the 2011 period.

Non-interest Expense

Non-interest expense totaled $2.7 million for the six months ended December 31, 2012 and 2011, with the current period reflecting a decrease of $40,000, or 1.4%, compared to the same period in 2011. The decrease was due primarily to lower professional fees paid. Legal fees and auditing and accounting fees (some of which were associated with the Company’s merger/acquisition plans announced November 3, 2011) decreased $103,000, and $18,000, respectively from period to period, while outside service fees increased $39,000 period to period. Foreclosure and OREO expenses (net) posted a net gain of $39,000 for the recent period compared to net expense of $32,000 for the prior year period, as rental income exceeded rental expense and occupancy rates were higher. The core deposit intangible created when the Company purchased First Federal of Frankfort became completely amortized in the fiscal year ended June 30, 2012. Consequently, amortization of intangible assets for the recently ended quarter was nil, compared to $65,000 for the prior year period. Employee compensation and benefits totaled $1.7 million for the recently-ended period compared to $1.5 million for the prior year period, a $152,000 or 10.0% increase, and was attributed primarily to higher retirement expense.

Federal Income Tax Expense

Federal income taxes expense totaled $564,000 for the six months ended December 31, 2012, compared to $396,000 in the prior year period. The effective tax rates were 28.0% and 32.9% for the six-month periods ended December 31, 2012 and 2011, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2012 and 2011

General

Net income totaled $927,000 for the three months ended December 31, 2012, an increase of $539,000 or 138.9% from net income of $388,000 for the same period in 2011. The increase was primarily attributable to the bargain purchase gain recorded coincident with the acquisition which occurred on December 31, 2012.

Net Interest Income

Net interest income before provision for loan losses decreased $1,000 and, therefore, remained at $2.0 million for the three month period just ended, while provision for loan losses of $392,000 caused net income after provision for loan losses to decrease $311,000 or 15.9% to $1.6 million compared to $2.0 million for the prior year period. Core earnings remained relatively constant. Interest income decreased by $180,000, or 6.9%, to $2.4 million, while interest expense decreased $179,000 or 32.3% to $375,000 for the three months ended December 31, 2012

Interest income on loans decreased $175,000 or 7.1% to $2.3 million, due primarily to a decrease in the average rate earned on the loan portfolio. The average rate earned on loans outstanding for the three-month period ended December 31, 2012, decreased 25 basis points to 5.09% for the three months just ended, while the average balance of loans outstanding decreased $4.6 million to $180.4 million for the period just ended. Interest income on mortgage-backed residential securities decreased $21,000 or 31.3% to $46,000 for the three months ended December 31, 2012, primarily as a result of reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the three-month period just ended.

Interest expense on deposits and borrowings both declined period to period. Interest expense on deposits decreased $127,000 or 31.5% to $276,000 for the three-month period ended December 31, 2012, while interest expense on borrowings decreased $52,000 or 34.4% to $99,000 for the same period. The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on the deposits. The average rate paid on deposits decreased 34 basis points to 0.82% for the most recent period, while the average balance of deposits decreased $4.1 million or 3.0% to $134.7 million. The decrease in interest expense on borrowings was attributed primarily to a lower rate paid on borrowings outstanding, which decreased 90 basis points to 1.48% for the most recent period, while the average balance of borrowings outstanding increased $1.4 to $26.8 million for the recently ended three-month period.

Net interest margin increased from 4.03% for the prior year quarterly period to 4.15% for the quarter ended December 31, 2012.

Provision for Losses on Loans

The Company recorded $392,000 in provision for losses on loans during the three months ended December 31, 2012, compared to an $82,000 provision for the three months ended December 31, 2011. The Company recorded the provision to increase the allowance to a level that management determined appropriate after charging off $85,000 in loans during the quarter and after considering changes in the composition of the loan portfolio, which include additional non-owner-occupied one- to four-family residential loans. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2012 and 2011 (continued)

Non-interest Income

Non-interest income totaled $1.0 million for the three months ended December 31, 2012, an increase of $986,000 from the same period in 2011. The primary contributor to this increase was the bargain purchase gain, which was recorded in connection with the acquisition of CKF Bancorp effective December 31, 2012. Please see Note 2 under “Item 1, Financial Information.” Also contributing to the increae in non-interest income was an increase in net gains on sales of loans totaled $53,000 for the recent quarterly period ended compared to $23,000 for the prior year quarter. Other real estate owned represented charges of $43,000 for the quarterly period ended December 31, 2012, compared to net charges of $34,000 in the prior year’s quarter. In the quarter ended December 31, 2012, the Company realized a net loss on the sale of REO of $18,000 as well as other-than-temporary impairment charges of $25,000.

Non-interest Expense

Non-interest expense totaled $1.4 million for the three months ended December 31, 2012 and 2011, with the current period reflecting an increase of $19,000, or 1.3%, compared to the same period in 2011. The decrease was primarily related to an increase in employee compensation and benefits, which increased $45,000 or 5.8% and was linked to higher retirement expense. Foreclosure and OREO expenses (net) was actually a net gain of $11,000 for the recently ended quarter compared to net expense of $15,000 for the prior year period, as rental income exceeded rental expense and occupancy rates were higher. The core deposit intangible created when the Company purchased First Federal of Frankfort became completely amortized in the fiscal year ended June 30, 2012. Consequently, amortization of intangible assets for the recently ended quarter was nil, compared to $32,000 for the prior year period.

Federal Income Tax Expense

Federal income taxes expense totaled $307,000 for the three months ended December 31, 2012, compared to $190,000 in the prior year period. The effective tax rates were 24.9% and 32.9% for the three-month periods ended December 31, 2012 and 2011, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2012, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.            Legal Proceedings

Not applicable.

ITEM 1A.         Risk Factors

Not applicable.

ITEM 2.            Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2012.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

October 1-31, 2012	—	$—	—	69,700
November 1-30, 2012	—	$—	—	69,700
December 1-31, 2012	—	$—	—	69,700

(1)  On May 14, 2010, the Company announced the completion of the stock repurchase program begun on October 17, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock. The Company has suspended its repurchase program, as certain regulations requiring Federal Reserve Bank of Cleveland (“FRB”) approval of stock repurchases became applicable to the Company upon the completion of its acquisition of CKF Bancorp, Inc. As of the date of this Form 10-Q, the Company has not determined whether or when to request FRB approval to resume stock repurchases.

ITEM 3.            Defaults Upon Senior Securities

Not applicable.

ITEM 4.            Mine Safety Disclosures.

Not applicable.

ITEM 5.            Other Information

None.

ITEM 6.            Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

10.1	Employment Agreement between Kentucky First Federal Bancorp and William H. Johnson

10.2	Employment Agreement between First Federal Savings Bank of Frankfort and William H. Johnson

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 21, 2013	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 21, 2013	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

