Form 10-Q/A
period 2012-12-31
Kentucky First Federal Bancorp
filed 2013-02-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      December 31, 2012

OR☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

1

Kentucky First Federal Bancorp

Explanatory Note

The sole purpose of this Amendment No. 1 on Form 10-Q/A (“Amended Report”) to Kentucky First Federal Bancorp (the “Company”) Quarterly report on Form 10-Q for the period ended December 31, 2012 (the “Form 10-Q”), which was originally filed with the Securities and Exchange Commission (“SEC”) on February 21, 2013, is to furnish Exhibit 101 to the Form 10-Q. Exhibit 101 contains the XBRL (eXtensible Business Reporting Language) interactive data files for the financial statements and notes included in Part I, Item 1 of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

Pursuant to Rule 406T of Regulation S-T, the interactive data files contained in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

Part II-Other Information

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1	Employment Agreement between Kentucky First Federal Bancorp and William H. Johnson*
10.2	Employment Agreement between First Federal Savings Bank of Frankfort and William H. Johnson*
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	The following financial information of Kentucky First Federal Bancorp’s Quarterly Report on Form 10-Q for the six- and three-months ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows, and the (v) Notes to Consolidated Financial Statements.

______________

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
•	Previously filed.

2

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 28, 2013	By:	/s/Don D. Jennings
Don D. Jennings
President and Chief Executive Officer

Date:	February 28, 2013	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

3