Form 10-Q
period 2013-03-31
Kentucky First Federal Bancorp
filed 2013-05-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐              No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 10, 2013, the latest practicable date, the Corporation had 8,529,192 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2013	2012
ASSETS

Cash and due from financial institutions	$4,606	$1,244
Interest-bearing demand deposits	11,821	4,491
Cash and cash equivalents	16,427	5,735

Interest-bearing deposits in other financial institutions	100	100
Securities available for sale	189	189
Securities held-to-maturity, at amortized cost- approximate fair value of $13,686 and $5,144 at March 31, 2013 and June 30, 2012, respectively	13,395	4,756
Loans held for sale	85	481
Loans, net of allowance of $1,267 and $875 at March 31, 2013 and June 30, 2012, respectively	268,891	182,473
Real estate owned, net	1,318	2,445
Premises and equipment, net	4,653	2,644
Federal Home Loan Bank stock, at cost	7,732	5,641
Accrued interest receivable	996	497
Bank-owned life insurance	2,764	2,697
Goodwill	14,507	14,507
Prepaid FDIC assessments	329	246
Prepaid expenses and other assets	874	538

Total assets	$332,260	$222,949

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$233,297	$134,552
Federal Home Loan Bank advances	31,010	27,065
Advances by borrowers for taxes and insurance	385	487
Accrued interest payable	41	64
Deferred revenue	718	648
Other liabilities	708	1,280
Total liabilities	266,159	164,096

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,748	36,870
Retained earnings	33,126	31,971
Unearned employee stock ownership plan (ESOP)	(1,673)	(1,772)
Treasury shares at cost, 22,886 and 826,375 common shares at March 31, 2013 and June 30, 2012, respectively	(197)	(8,305)
Accumulated other comprehensive income	11	3
Total shareholders’ equity	66,101	58,853

Total liabilities and shareholders’ equity	$332,260	$222,949

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012
Interest income
Loans, including fees	$8,059	$7,369	$3,451	$2,433
Mortgage-backed securities	143	200	46	61
Other securities	9	1	9	-
Interest-bearing deposits and other	210	176	76	64
Total interest income	8,421	7,746	3,582	2,558

Interest expense
Interest-bearing demand deposits	30	23	16	7
Savings	166	220	46	70
Certificates of Deposit	723	1,004	277	283
Deposits	919	1,247	339	360
Borrowings	336	459	102	148
Total interest expense	1,255	1,706	441	508
Net interest income	7,166	6,040	3,141	2,050
Provision for loan losses	579	82	161	-
Net interest income after provision for losses on loans	6,587	5,958	2,980	2,050

Non-interest income
Earnings on bank-owned life insurance	67	67	22	23
Net gains on sales of loans	142	23	31	—
Net gain (loss) on sales of OREO	34	1	49	14
Other-than-temporary impairment loss-REO	(99)	(48)	(74)	—
Bargain purchase gain	958	—	—	—
Other	133	76	81	25
Total non-interest income (loss)	1,235	119	109	62

Non-interest expense
Employee compensation and benefits	2,986	2,375	1,314	855
Occupancy and equipment	273	255	139	87
Outside service fees	252	210	24	21
Legal fees	170	274	81	82
Data processing	244	176	139	65
Auditing and accounting	103	96	43	18
FDIC insurance premiums	140	113	77	37
Franchise and other taxes	156	138	68	45
Amortization of intangible assets	-	87	-	22
Foreclosure and OREO expenses (net)	(17)	1	22	(31)
Other	552	359	232	123
Total non-interest expense	4,859	4,084	2,139	1,324

Income before income taxes	2,963	1,993	950	788
Federal income taxes	884	656	320	260

NET INCOME	$2,079	$1,337	$630	$528
EARNINGS PER SHARE
Basic and diluted	$0.27	$0.18	$0.08	$0.07
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2013	2012	2013	2012

Net income	$2,079	$1,337	$630	$528

Other comprehensive income (loss), net of taxes (benefits): Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $6, $—, $6 and $— during the respective periods	8	—	8	—
Comprehensive income	$2,087	$1,337	$638	$528

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2013	2012

Cash flows from operating activities:
Net income	$2,079	$1,337
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	118	146
Amortization of deferred loan origination costs	15	5
Amortization of premiums on investment securities	(73)	—
Amortization of premiums on Federal Home Loan Bank advances	42	(12)
Amortization of premiums on deposits	181	—
Amortization of core deposit intangibles	—	87
Net gain on sale of loans	(142)	(23)
Valuation adjustments of real estate owned	99	48
Net (gain) on sale of other real estate owned	(34)	—
Deferred gain on sale of other real estate owned	70	(15)
ESOP compensation expense	46	133
Amortization of stock benefit plans and stock options expense	65	—
Earnings on bank-owned life insurance	(67)	(67)
Provision for loan losses	579	82
Origination of loans held for sale	(2,567)	(394)
Bargain purchase gain	(958)	—
Proceeds from loans held for sale	3,105	417
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(64)	57
Prepaid expenses and other assets	24	(83)
Accrued interest payable	(41)	(17)
Accounts payable and other liabilities	186	(90)
Federal income taxes	(53)	(220)
Net cash provided by operating activities	2,610	1,391

Cash flows from investing activities:
Acquisition of CKF Bancorp, net	(3,352)	—
Purchase of U.S. Treasury notes	(14,000)	(12,500)
Securities maturities, prepayments and calls:
Held to maturity	16,212	1,603
Available for sale	24	12,511
Loans originated for investment, net of principal collected	9,611	3,159
Proceeds from sale of real estate owned	55	(654)
Loans charged off	(187)	—
Additions to premises and equipment, net	(8)	(137)
Net cash provided by investing activities	8,355	3,982

Cash flows from financing activities:
Net change in deposits	(2,913)	(4,506)
Payments by borrowers for taxes and insurance, net	(132)	(131)
Proceeds from Federal Home Loan Bank advances	22,500	17,000
Repayments on Federal Home Loan Bank advances	(25,736)	(17,587)
Dividends paid on common stock	(924)	(847)
Reissuance of treasury stock at less than cost	6,993	—
Treasury stock repurchases	(61)	(45)
Net cash used in financing activities	(273)	(6,116)

Net increase (decrease) in cash and cash equivalents	10,692	(743)

Beginning cash and cash equivalents	5,735	5,049

Ending cash and cash equivalents	$16,427	$4,306

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$1,020	$790

Interest on deposits and borrowings	$1,040	$1,735

Transfers of loans to real estate acquired through foreclosure, net	$187	$95

Loans made on sale of real estate acquired through foreclosure	$2,537	$2,375

Deferred gain on sale of real estate acquired through foreclosure	$—	$665

Capitalization of mortgage servicing rights	$23	$3

See Note 2 for noncash transactions related to the acquisition.

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

On December 31, 2012, the Company completed its acquisition of CKF Bancorp, Inc. (“CKF Bancorp”), the parent company of Central Kentucky Federal Savings Bank (“Central Kentucky FSB”), pursuant to the provisions of the Agreement of Merger dated as of November 3, 2011 and amended as of September 28, 2012. The acquisition was accounted for using the acquisition method of accounting and resulted in the recordation of bargain purchase gain of $958,000. See additional discussion in Note 2.

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three- and nine-month periods ended March 31, 2013, are not necessarily indicative of the results which may be expected for an entire fiscal year. Only the results of operations associated with Central Kentucky FSB for the three months ended March 31, 2013, have been included herein. The consolidated balance sheet as of June 30, 2012 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2012 filed with the Securities and Exchange Commission.

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

March 31, 2013

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

March 31, 2013

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

March 31, 2013

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

On December 31, 2012 (the “Acquisition Date”), the Company acquired 100% of the outstanding common shares of CKF Bancorp, the savings and loan holding company for Central Kentucky FSB in exchange for cash and common shares of the Company’s stock. Under the terms of the acquisition CKF Bancorp shareholders received approximately 811,275 shares of Company common stock and an aggregate of $5.1 million in cash. The fair value of the common shares issued as part of the consideration paid for CKF Bancorp was determined based on the closing price of the Company’s common shares on the acquisition date. CKF Bancorp maintained its main headquarters in Danville, Kentucky, as well as two branches – one in Danville and the other in Lancaster, Kentucky. CKF Bancorp was merged into the Company and Central Kentucky FSB was merged into First Federal Savings Bank of Frankfort. With the acquisition the Company has expanded its customer base in the central Kentucky area with an institution that shares its community banking orientation and thrift heritage and that enjoys a favorable reputation within its local community. Because the acquisition occurred on December 31, 2012, only the results of operations for the three months ended March 31, 2013, of CKF Bancorp are included in the Company’s results of operations. Acquisition-related costs of $286,000 and $501,000 are included in the Company’s consolidated statement of income for the nine months ended March 31, 2013 and 2012, respectively. The Company has determined that the acquisition constitutes a business acquisition as defined by the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations. Accordingly, the assets acquired and liabilities assumed are presented at their estimated fair values as required by the accounting guidance. Fair values were determined based on the requirements of ASC Topic 820, Fair Value Measurements.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

The Company paid approximately $11.1 million ($5.1 million in cash and $6.0 million in stock) for CKF Bancorp. A summary of the net assets acquired as of December 31, 2012, follows:

(in thousands)	December 31, 2012

Consideration
Kentucky First Federal Bancorp common stock: 811,275 shares at $7.45/share closing price 12/31/12	$6,044
Cash	5,070
Fair Value of Total Consideration Transferred	$11,114

Recognized amounts of identifiable assets acquired and liabilities assumed
Assets acquired:
Cash and due from banks	$895
Interest-bearing demand deposits	7,524
Securities available for sale	8
Securities, held-to-maturity	10,778
Loans, net	94,086
Real estate owned, net	1,642
Premises and equipment, net	2,119
Federal Home Loan Bank stock, at cost	2,091
Accrued interest receivable	435
Prepaid FDIC assessments	212
Accrued federal income taxes	35
Deferred federal income taxes	785
Prepaid expenses and other assets	142
Total assets acquired	$120,752

Liabilities assumed:
Deposits	$101,477
FHLB Advances	7,139
Advances by borrowers for taxes and insurance	30
Accrued interest payable	18
Other liabilities	16
Total liabilities assumed	108,680

Total identifiable net assets	$12,072
Bargain purchase gain	$958

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

(unaudited)

2.	Bank Acquisition (continued)

(in thousands)	Non-impaired Purchased Loans	Credit- impaired Purchased Loans

Real estate mortgage loans:
Residential:
1-4 Family	$65,159	$4,473
Multi-family	2,081	—
Construction	1,272	1,025
Farm	1,911	—
Nonresidential and land	10,775	2,505
Commercial non-mortgage loans	2,241	946
Consumer loans	1,659	39

Total loans	$85,098	$8,988

The composition of acquired loans at December 31, 2012 follows:

(in thousands)	Contractual Amount	Fair Value Adjustments	Fair Value

Real estate mortgage loans:
Residential:
1-4 Family	$71,574	$(1,940)	$69,634
Multi-family	2,109	(28)	2,081
Construction	2,450	(153)	2,297
Farm	1,937	(26)	1,911
Nonresidential and land	13,799	(520)	13,279
Commercial non-mortgage loans	3,417	(231)	3,186
Consumer loans	1,812	(114)	1,698

Total loans	$97,098	$(3,012)	$94,086

Loans purchased in the acquisition are accounted for using one of two following accounting standards:

•	ASC Topic 310-20 is used to value loans that have not demonstrated post origination credit quality deterioration and the acquirer expects to collect all contractually required payments from the borrower. For these loans, the difference between fair value of the loan at acquisition and the amortized cost of the loan would be amortized or accreted into income using the interest method.
•	ASC Topic 310-30 is used to value loans with post origination credit quality deterioration. For these loans, it is probable the acquirer will be unable to collect all contractually required payments from the borrower. Under ASC 310-30, the expected cash flows that exceed the initial investment in the loan (fair value) represent the “accretable yield,” which is recognized as interest income on a level-yield basis over the expected cash flow periods of the loans. The excess of the loan’s contractual principal and interest over the expected cash flows is the nonaccretable difference.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2013

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

Core Deposit Intangible – This intangible asset represents the value of the relationships that Central Kentucky Federal Savings Bank had with its deposit customers. The fair value of this intangible asset will be estimated based on a discounted cash flow methodology that gave appropriate consideration to the type of deposit, deposit retention, cost of the deposit base, and net maintenance cost attributable to customer deposits. This analysis has not yet been completed, but preliminary calculations indicate that the amounts are not significant.

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

	Nine months ended		Three months ended
	March 31,		March 31,
(in thousands, except per share data)	2013	2012	2013	2012

Net interest income	$9,192	$9,373	$3,141	$3,174

Net income (loss)	$1,421	$659	$630	$689

Basic and diluted earnings (loss) per share	$0.18	$0.08	$0.08	$0.08

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

3. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,
	2013	2012

Net income	$2,079	$1,337
Less earnings allocated to unvested shares	—	—

Net income allocated to common shareholders, basic and diluted	$2,079	$1,337

	Three months ended March 31,
	2013	2012

Net income	$630	$528
Less earnings allocated to unvested shares	—	—

Net income allocated to common shareholders, basic and diluted	$630	$528

	Nine months ended March 31,
	2013	2012
Basic
Weighted-average common shares including unvested Common shares outstanding	7,812,526	7,545,639
Less: Weighted-average unvested common shares	—	—
Weighted-average common shares outstanding	7,812,526	7,545,639
Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	7,812,526	7,545,639

	Three months ended March 31,
	2013	2012
Basic
Weighted-average common shares including unvested Common shares outstanding	8,360,177	7,548,077
Less: Weighted-average unvested common shares	—	—
Weighted-average common shares outstanding	8,360,177	7,548,077
Diluted
Add: Dilutive effect of assumed exercise of stock options	-	-

Weighted-average common shares outstanding (diluted)	8,360,177	7,548,077

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

3. Earnings Per Share (continued)

There were 309,800 stock option shares outstanding for the nine- and three-month periods ended March 31, 2013. There were 325,800 and 309,800 stock option shares outstanding for the nine- and three-month periods ended March 31, 2012, respectively. The stock option shares outstanding were antidilutive for the respective periods.

4. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2013 and June 30, 2012, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains:

	March 31, 2013
		Gross	Gross	Estimated
	Carrying	unrealized	unrealized	fair
	value	gains	Losses	Value
	(In thousands)
Available-for-sale Securities
Agency mortgage-backed: residential	$164	$6	$—	$170
Equity securities	8	11	—	19
	$172	$17	$—	$189

Held-to-maturity Securities
U.S. Treasury securities and
U.S. Government agencies	$7,442	$3	$—	$7,445
Agency mortgage-backed: residential	5,953	288	—	6,241
	$13,395	$291	$—	$13,686

	June 30, 2012
		Gross	Gross	Estimated
	Amortized	unrealized	unrealized	fair
	cost	gains	losses	value
Available-for-sale Securities
Agency mortgage-backed: residential	$185	$4	$-	$189

Held-to-maturity Securities
Agency mortgage-backed: residential	$4,756	$388	$-	$5,144

Our securities holdings consist of U.S. Treasury securities, U.S. Government agency bonds and agency mortgage-backed securities, which do not have a single maturity date. Our pledged securities at March 31, 2013, totaled $2.8 million. None of our securities were pledged at June 30, 2012.

There were no sales of investment securities during the fiscal year ended June 30, 2012 nor the three- or nine-month periods ended March 31, 2013.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Management does not believe other-than-temporary impairment is evident.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

5. Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2013	2012

Residential real estate
One- to four-family	$213,253	$149,086
Multi-family	14,630	15,495
Construction	1,619	964
Farm	1,952	—
Nonresidential real estate and land	26,235	11,098
Commercial nonmortgage and other	3,437	—
Consumer and loans on deposits	9,569	7,146
	270,695	183,789
Less:
Undisbursed portion of loans in process	592	544
Deferred loan origination fees (cost)	(55)	(103)
Allowance for loan losses	1,267	875
	$268,891	$182,473

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$565	$487	$189	$2	$865
Multi-family	49	27	—	—	76
Construction	3	4	—	—	7
Farm	—	—	—	—	—
Nonresidential real estate and land	35	33	—	—	68
Commercial nonmortgage and other	—	2	—	—	2
Consumer and other	23	26	—	—	49
Unallocated	200	—	—	—	200
Totals	$875	$579	$189	$2	$1,267

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2012:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$490	$51	$4	$—	$537
Multi-family	11	14	—	—	25
Construction	5	(4)	—	—	1
Nonresidential real estate and land	36	(3)	—	—	33
Consumer and other	14	24	23	—	15
Unallocated	200	—	—	—	200
Totals	$756	$82	$27	$—	$811

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$812	$127	$76	$2	$865
Multi-family	87	(11)	—	—	76
Construction	9	(2)	—	—	7
Farm	—	—	—	—	—
Nonresidential real estate and land	59	9	—	—	68
Commercial nonmortgage and other	—	2	—	—	2
Consumer and other	13	36	—	—	49
Unallocated	200	—	—	—	200
Totals	$1,180	$161	$76	$2	$1,267

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2012:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$555	$(18)	$—	$—	$537
Multi-family	29	(4)	—	—	25
Construction	1	—	—	—	1
Nonresidential real estate and land	35	(2)	—	—	33
Consumer and other	15	24	24	—	15
Unallocated	200	—	—	—	200
Totals	$835	$—	$24	$—	$811

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2013

(unaudited)

5. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2013. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,740	$10	$—	$10
Multi-family	—	—	—	—
Construction	—	—	—	—
Nonresidential real estate and land	1,683	—	—	—
Commercial nonmortgage and other	46	—	—	—
Consumer and other	7	—	—	—
	$6,476	$10	$—	$10

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$208,513	$839	$—	$839
Multi-family	14,630	59	—	59
Construction	1,619	7	—	7
Farm	1,952	1	—	1
Nonresidential real estate and land	24,552	99	—	99
Commercial nonmortgage and other	3,391	14	—	14
Consumer and other	9,562	38	—	38
Unallocated	—	—	200	200
	264,219	1,057	200	1,257
	$270,695	$1,067	$200	$1,267

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2013

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

(in thousands)	Recorded investment in loans	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,757	$97	$—	$97

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family	$146,329	$468	$—	$468
Multi-family	15,495	49	—	49
Construction	964	3	—	3
Nonresidential real estate and land	11,098	35	—	35
Loans on deposits	2,281	7	—	7
Consumer and other	4,865	16	—	16
Unallocated	—	—	200	200
	181,032	578	200	778
	$183,789	$675	$200	$875

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2013:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,251	$—	$3,533	$—	$—
Purchased credit-impaired loans	3,047	—	6,018	—	—
	6,298	—	9,551	—	—
With an allowance recorded:
One- to four-family	178	10	185	—	—
	$6,476	$10	$9,736	$—	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2013

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

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2013, and June 30, 2012:

	March 31, 2013		June 30, 2012
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$6,155	$872	$1,593	$201
Nonresidential real estate and land	759	—	—	—
Commercial nonmortgage	915	—	—	—
Consumer and other	3	—	—	—
	$7,832	$872	$1,593	$201

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At March 31, 2013, the Company had $2.9 million of loans classified as TDRs of which approximately 22.5% were residential real estate loans involving the Banks’ conceding to refinance a loan to then-current market interest rates despite poor credit history or a high loan-to-value ratio and approximately 32.0% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of his debt to the Banks.

During the period ended March 31, 2013, the terms of thirteen loans to two borrowers were recognized at TDRs because the borrower was unable to adequately service the debt according to the original loan terms.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2013

(unaudited)

5. Loans receivable (continued)

The following table presents loans by class modified as TDRs during the three and nine months ended March 31, 2013 and the year ended June 30, 2012, and their performance, by modification type:

Dollars in thousands	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

Three months ended March 31, 2013
Residential Real Estate:
1-4 Family	13	$850	$819	$799	$—

Nine months ended March 31, 2013
Residential Real Estate:
1-4 Family	29	$2,334	$2,306	$1,760	$474

Twelve months ended June 30, 2012
Residential Real Estate:
1-4 Family	4	$179	$188	$187	$-

The Company had no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013, and had $2,000 of specific reserves at June 30, 2012. The Company had no commitments to lend on loans classified as TDRs at March 31, 2013 or June 30, 2012.

The TDRs described above did not increase the allowance for loan losses and did not result in charge offs during the three or nine months ended March 31, 2013. There were no TDRs that defaulted during the three- or nine-month periods ended March 31, 2013 or over the previous twelve months.

At June 30, 2012, the Company had $820,000 of loans classified as TDRs.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2013

(unaudited)

5. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2013, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$7,466	$4,715	$12,181	$201,072	$213,253
Multi-family	—	—	—	14,630	14,630
Construction	—	—	—	1,619	1,619
Farm	—	—	—	1,952	1,952
Nonresidential real estate and land	25	—	25	26,210	26,235
Commercial non-mortgage	—	170	170	3,267	3,437
Consumer and other	74	2	76	9,493	9,569
Total	$7,565	$4,887	$12,452	$258,243	$270,695

The following table presents the aging of the principal balance outstanding in past due loans as of June 30, 2012, by class of loans:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,332	$1,794	$6,126	$142,960	$149,086
Multi-family	—	—	—	15,495	15,495
Construction	—	—	—	964	964
Nonresidential real estate and land	—	—	—	11,098	11,098
Consumer and other	—	—	—	7,146	7,146
Total	$4,332	$1,794	$6,126	$177,663	$183,789

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2013

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$4,532	$8,795	$—	$198,608
Multi-family	11,516	—	3,114	—	—
Construction	1,619	—	—	—	—
Farm	1,952	—	—	—	—
Nonresidential real estate and land	22,742	834	2,659	—	—
Commercial non-mortgage	3,101	46	290	—	—
Consumer and other	—	57	32	—	9,480
	$40,930	$5,469	$14,890	$—	$208,088

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

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

March 31, 2013

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

Purchased Credit Impaired Loans

The Company purchased a group of loans more fully described in Note 2, some of which have shown evidence of credit deterioration since origination. These purchased credit impaired loans are recorded at the amount paid, such that there is no carryover of the seller’s allowance for loan losses. After acquisition, losses are recognized by an increase in the allowance for loan losses. Such purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as credit score, loan type and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield.) The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference.) Over the life of the loan or pool expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

March 31, 2013

(unaudited)

6. Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
		Quoted Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2013
Agency mortgage-backed: residential	$170	$—	$170	$-
Equity securities	19	19	—	-
	$189	$19	$170	$—

June 30, 2012
Agency mortgage-backed: residential	$189	$-	$189	$-

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
		Quotes Prices
		in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

March 31, 2013
Impaired loans
One- to four-family	$168	$-	$-	$168
Other real estate owned, net
One- to four-family	676	-	-	676

June 30, 2012
Impaired loans
One- to four-family	$807	$-	$-	$807
Multi-family	631	-	-	631
Other real estate owned, net
One- to four-family	648	-	-	648
Multi-family	233	-	-	233

Impaired loans with allocated allowance for loan losses had a carrying amount of $178,000 and $1.5 million at March 31, 2013 and June 30, 2012, with specific valuation allowance of $10,000 and $97,000 at March 31, 2013 and June 30, 2012, respectively. No specific allowance provision was made for the three or nine month periods ended March 31, 2013. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $676,000 and $881,000 at March 31, 2013 and June 30, 2012, respectively. Additional write-downs of $74,000 and $99,000 were charged for the three and nine months ended March 31, 2013, respectively, while a write-down of $67,000 occurred in the year ended June 30, 2012. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $475,000, after a write-down of $48,000 for the nine months ended March 31, 2012.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

(unaudited)

6. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2013:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
1-4 family	$168	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3%)

Foreclosed and repossessed assets:
1-4 family	$676	Sales comparison approach	Adjustments for differences between comparable sales	0.5% to 18.6% (8.6%)

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

The following methods were used to estimate the fair value of all other financial instruments at March 31, 2013 and June 30, 2012:

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

March 31, 2013

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at March 31, 2013 and June 30, 2012, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2013 and June 30, 2012 are as follows:

		Fair Value Measurements at
		March 31, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,427	$16,427			$16,427
Interest-earning deposits	100	100			100
Available-for-sale securities	189		$189		189
Held-to-maturity securities	13,395		13,686		13,686
Loans held for sale	85		87		87
Loans receivable - net	268,891			$278,955	278,955
Federal Home Loan Bank stock	7,732				n/a
Accrued interest receivable	996		996		996

Financial liabilities
Deposits	$233,297	$74,642	$160,522		$233,297
Federal Home Loan Bank advances	31,010		31,010		31,010
Advances by borrowers for taxes and insurance	385			385	385
Accrued interest payable	41	1	40		41

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2013

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

Average Balance Sheets

The following table represents the average balance sheets for the three and nine month periods ended March 31, 2013 and 2012, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2013			2012
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$210,794	$8,059	5.10%	$184,523	$7,369	5.32%
Mortgage-backed securities	6,691	143	2.85	6,312	200	4.22
Other securities	2,495	9	0.48	2,691	1	0.50
Other interest-earning assets	12,870	210	2.18	10,554	176	2.22
Total interest-earning assets	232,850	8,421	4.82	204,080	7,746	5.06

Less: Allowance for loan losses	(935)			(788)
Non-interest-earning assets	26,797			24,812
Total assets	$258,712			$228,104

Interest-bearing liabilities:
Demand deposits	$12,134	$30	0.33%	$12,485	$23	0.25%
Savings	45,625	166	0.48	35,926	220	0.82
Certificates of deposit	107,328	723	0.90	89,410	1,004	1.50
Total deposits	165,087	919	0.74	137,821	1,247	1.21
Borrowings	30,660	336	1.46	28,064	459	2.18
Total interest-bearing liabilities	195,747	1,255	0.86	165,885	1,706	1.37

Noninterest-Bearing demand deposits	1,364			1,161
Noninterest-bearing liabilities	2,307			2,252
Total liabilities	199,418			169,298

Shareholders’ equity	59,294			58,806
Total liabilities and shareholders’ equity	$258,712			$228,104
Net interest income/average yield		$7,166	3.96%		$6,040	3.69%
Net interest margin			4.10%			3.94%
Average interest-earning assets to average interest-bearing liabilities			118.96%			123.03%

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

	Three Months Ended March 31,
	2013			2012
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$270,154	$3,451	5.11%	$184,082	$2,433	5.28%
Mortgage-backed securities	8,967	46	2.05	5,763	61	4.23
Other securities	7,484	9	0.48	7,380	—	—
Other interest-earning assets	23,465	76	1.30	9,538	64	2.68
Total interest-earning assets	310,070	3,582	4.62	206,763	2,558	4.94

Less: Allowance for loan losses	(1,178)			(834)
Non-interest-earning assets	30,027			24,818
Total assets	$338,919			$230,747

Interest-bearing liabilities:
Demand deposits	$12,187	$16	0.53%	$12,021	$7	0.23%
Savings	62,646	46	0.29	36,477	70	0.77
Certificates of deposit	157,808	277	0.70	86,211	283	1.31
Total deposits	232,641	339	0.58	134,709	360	1.07
Borrowings	39,231	105	1.04	33,832	148	1.75
Total interest-bearing liabilities	271,872	441	0.65	168,541	508	1.21

Noninterest-Bearing demand deposits	1,364			1,138
Noninterest-bearing liabilities	1,644			2,022
Total liabilities	274,880			171,701

Shareholders’ equity	64,039			59,046
Total liabilities and shareholders’ equity	$338,919			$230,747
Net interest income/average yield		$3,141	3.97%		$2,050	3.73%
Net interest margin			4.05%			3.96%
Average interest-earning assets to average interest-bearing liabilities			114.05%			122.68%

Discussion of Financial Condition Changes from June 30, 2012 to March 31, 2013

Assets: At March 31, 2013, the Company’s assets totaled $332.3 million, an increase of $109.3 million, or 49.0%, from total assets at June 30, 2012. This increase was attributed primarily to the acquisition of CKF Bancorp. See Footnote 2 under “Item 1: Financial Information.”

Cash and cash equivalents: Cash and cash equivalents increased by $10.7 million or 186.4% to $16.4 million at March 31, 2013.

Loans: Loans receivable, net, increased by $86.4 million to $268.9 million at March 31, 2013, due primarily to the acquisition of CKF Bancorp. See Footnote 2 under “Item 1, Financial Information.” Also, due to historically low interest rates, many home mortgages have been refinanced to long-term, fixed rate loans either with other lenders or with our banks to be sold into the secondary market. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. However, loan demand continues in its weakened state as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2012 to March 31, 2013 (continued)

Non-Performing Loans:  At March 31, 2013, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $8.7 million, or 3.22% of total loans (including loans purchased in the acquisition referenced in Note 2), compared to $1.8 million or 0.98%, of total loans at June 30, 2012.  The Company’s allowance for loan losses totaled $1.3 million and $875,000 at March 31, 2013, and June 30, 2012, respectively. The allowance for loan losses at March 31, 2013, represented 14.6% of nonperforming loans and 0.47% of total loans (including loans purchased in the acquisition referenced in Note 2), while at June 30, 2012, the allowance represented 48.8% of nonperforming loans and 0.48% of total loans.

The Company had $16.2 million in assets classified as substandard for regulatory purposes at March 31, 2013, including loans ($14.9 million) and real estate owned (“REO”) ($1.3 million), including both loans and REO acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired on December 31, 2012) was 3.2% at both March 31, 2013 and June 30, 2012. Of substandard loans, 98% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

	March 31, 2013	June 30, 2012

Substandard assets	$16,208	$8,305
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$16,208	$8,305

All substandard loans were secured by real property on which the banks have priority lien position. The table below summarizes substandard loans (including substandard loans purchased at December 31, 2012) at the dates indicated:

	March 31,		June 30,
	2013		2012
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
(dollars in thousands)
One- to four-family	113	$8,795	67	$5,860
Multi-family	2	3,114	—	—
Nonresidential real estate and land	11	2,659	—	—
Commercial nonmortgage	—	290	—	—
Consumer and other	—	32	—	—
Total substandard loans	126	$14,890	67	$5,860

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2012 to March 31, 2013 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2013		June 30, 2012
	Number		Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	16	$1,100	7	$765
2-4 family, owner-occupied	2	167	11	1,432
5 or more family, non-owner-occupied	—	—	1	233
Building lot	4	51	1	15
Total REO	22	$1,318	20	$2,445

At March 31, 2013, and June 30, 2012, the Company had $5.5 million and $331,000 of loans classified as special mention, respectively including CKF. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Securities: At March 31, 2013, the Company’s investment securities had increased $8.6 million to $13.6 million, due in part to the acquisition more fully described in Note 2 under “Item 1, Financial Information.” The investments acquired in the CKF Bancorp transaction include primarily U.S. Government agency bonds and mortgage-backed securities.

Liabilities: At March 31, 2013, the Company’s liabilities totaled $266.2 million, an increase of $102.1 million, or 62.2%, from total liabilities at June 30, 2012. The increase in liabilities was attributed primarily to the acquisition more fully described in Note 2 under “Item 1, Financial Information.” In addition to the liabilities assumed in the acquisition of CKF Bancorp, the Company borrowed $5.1 million in FHLB Advances to provide funds for the cash portion of the transaction. FHLB Advances increased $3.9 million from $27.1 million at June 30, 2012 to $31.0 million at March 31, 2013. Deposits increased $98.7 million or 73.4% to $233.3 million at March 31, 2013, primarily as a result of the acquisition more fully described in Note 2. The deposits acquired in the CKF Bancorp transaction are expected to remain with the Company except for normal run-off, as no hot money deposits have been identified.

Shareholders’ Equity: At March 31, 2013, the Company’s shareholders’ equity totaled $66.1 million, an increase of $7.2 million or 12.3% from the June 30, 2012 total. The change in shareholders’ equity is primarily associated with the acquisition more fully described in Note 2 under “Item 1, Financial Information”, as a portion of the consideration was paid in stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2012 to March 31, 2013 (continued)

The Company paid dividends of $924,000 or 44.5% of net income for the nine-month period just ended and $364,000 or 57.8% of net income for the three-month period just ended. The Company received notice from the Federal Reserve Board on September 27, 2012, that there would be no objection to a waiver of dividends paid by Kentucky First Federal to First Federal MHC in the next twelve months.  On August 23, 2012, the members of First Federal MHC approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock by casting  64.3% of the eligible votes in favor of the waiver. The Board of Directors of First Federal MHC has voted to seek approval for another waiver and will begin soliciting members for their vote on or about May 27, 2013. At March 31, 2013, capital on a consolidated basis and at each of the banks exceeded the level necessary to be considered “well capitalized” and was sufficient, in management’s opinion, to support foreseeable growth. Management cannot speculate on future dividend levels. Various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 for additional discussion regarding dividends.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2013 and 2012

General

Net income totaled $2.1 million for the nine months ended March 31, 2013, an increase of $742,000 or 55.5% from net income of $1.3 million for the same period in 2012. The increase was primarily attributable to the bargain purchase gain recorded coincident with the acquisition which occurred on December 31, 2012.

Net Interest Income

Net interest income before provision for loan losses increased $1.1 million or 18.6% to $7.2 million for the nine month period just ended, while net income after provision for loan losses increased $629,000 or 10.6% to $6.6 million. The provision for loan losses was $579,000 for the recently ended nine month period, an increase of $497,000 compared to the prior year. Interest income increased by $760,000, or 9.8%, to $8.5 million, while interest expense decreased $366,000 or 21.5% to $1.3 million for the nine months ended March 31, 2013.

Interest income on loans increased $690,000 or 9.4% to $8.1 million, due primarily to an increase in the average balance outstanding on the loan portfolio. The average balance of loans outstanding increased $26.3 million to $210.8 million for the period just ended, primarily because of the acquisition which occurred on December 31, 2012. The average rate earned on loans outstanding for the nine-month period ended March 31, 2013, decreased 22 basis points to 5.10% for the nine months just ended. Interest income on mortgage-backed residential securities decreased $57,000 or 28.5% to $143,000 for the nine months ended March 31, 2013, primarily as a result of reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the nine-month period just ended.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2013 and 2012 (continued)

Net Interest Income (continued)

Interest expense on deposits and borrowings both declined period to period. Interest expense on deposits decreased $328,000 or 26.3% to $919,000 for the nine-month period ended March 31, 2013, while interest expense on borrowings decreased $123,000 or 26.8% to $336,000 for the same period. The decline in interest expense on deposits was attributed primarily to a reduction in the average rate paid on deposits, which was in part due to amortization of deposit premiums. The average rate paid on deposits decreased 47 basis points to 0.74% for the most recent period, while the average balance of deposits increased $27.3 million or 19.8% to $165.1 million, primarily because of the acquisition which occurred on December 31, 2012. The decrease in interest expense on borrowings was attributed to a lower rate paid on borrowings outstanding, which decreased 72 basis points to 1.46% for the most recent period, while the average balance of borrowings outstanding increased $2.6 million or 9.3% to $30.7 million for the recently ended nine-month period.

Net interest margin increased from 3.94% for the prior year nine-month period to 4.10% for the period ended March 31, 2013.

Provision for Losses on Loans

The Company recorded $579,000 in provision for losses on loans during the nine months ended March 31, 2013, compared to a provision of $82,000 for the nine months ended March 31, 2012. The Company recorded the provision to more closely align the Company’s loan loss reserves with changes in the composition of the loan portfolio, which includes additional non-owner-occupied one- to four-family residential loans. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $1.2 million for the nine months ended March 31, 2013, an increase of $1.1 million from the same period in 2012. The primary contributor to this increase is the bargain purchase gain, which was recorded in connection with the acquisition of CKF Bancorp effective December 31, 2012. Please see Note 2 under “Item 1, Financial Information.” Also contributing to the increase in non-interest income was an increase in net gains on sales of loans, which totaled $143,000 for the recent period ended compared to $23,000 for the prior year period. In the current low interest rate environment the Company prefers to sell its long-term, fixed rate mortgage production rather than retain the loans in its portfolio, and the demand for that loan product was strong for the quarter just ended. Other real estate owned represented charges totaling $65,000 for the nine month period just ended, compared to charges of $47,000 in the 2012 period. Net gain on sale of REO was $34,000 for the current period compared to a gain of $1,000 in the prior year period, while other-than-temporary impairment losses for the current period were $99,000 compared to $48,000 for the 2012 period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2013 and 2012 (continued)

Non-interest Expense

Non-interest expense totaled $4.9 million and $4.1 million for the nine months ended March 31, 2013 and 2012, respectively, an increase of $775,000, or 19.0%, compared to the same period in 2012. The increase was due primarily to higher costs associated with normal operations of the business acquired on December 31, 2012. Legal fees (some of which were associated with the Company’s merger/acquisition plans announced November 3, 2011) decreased $104,000 from period to period, while outside service fees increased $42,000 period to period. Foreclosure and REO expenses (net) posted a net gain of $17,000 for the recent period compared to net loss of $1,000 for the prior year period, as rental expense exceeded rental income. The core deposit intangible created when the Company purchased First Federal of Frankfort became completely amortized in the fiscal year ended June 30, 2012. Consequently, amortization of intangible assets for the recently ended quarter was nil, compared to $87,000 for the prior year period. Employee compensation and benefits totaled $3.0 million for the recently-ended period compared to $2.4 million for the prior year period, a $611,000 or 25.7% increase, and was attributed both to personnel hired with the merger as well as to higher retirement expense, in general.

Federal Income Tax Expense

Federal income taxes expense totaled $884,000 for the nine months ended March 31, 2013, compared to $656,000 in the prior year period. The effective tax rates were 29.8% and 32.9% for the nine-month periods ended March 31, 2013 and 2012, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012

General

Net income totaled $630,000 for the three months ended March 31, 2013, an increase of $102,000 or 19.3% from net income of $528,000 for the same period in 2012. The increase was primarily attributable to higher core earnings.

Net Interest Income

Net interest income before provision for loan losses increased $1.1 million or 53.2% to $3.1 million for the three month period just ended primarily as a result of higher interest income. Provision for loan losses was $161,000 and caused net interest income after provision for loan losses to increase by $930,000 or 45.4% to $3.0 million compared to net interest income of $2.1 million for the prior year period. Core earnings increased significantly. Interest income increased $1.1 million, or 43.4%, to $3.7 million, while interest expense increased only $18,000 or 3.5% to $526,000 for the three months ended March 31, 2013.

Interest income on loans increased $1.0 million or 41.8% to $3.5 million, due primarily to the acquisition which occurred on December 31, 2012. The average balance of loans outstanding increased $86.1 million to $270.2 million for the period just ended, while the average rate earned on loans outstanding for the three-month period ended March 31, 2013, decreased 17 basis points to 5.11% for the three months just ended. Interest income on mortgage-backed residential securities decreased $15,000 or 24.6% to $46,000 for the three months ended March 31, 2013, primarily as a result of reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the three-month period just ended.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2013 and 2012 (continued)

Net Interest Income (continued)

Interest expense on deposits and borrowings both declined period to period. Interest expense on deposits decreased $21,000 or 5.8% to $339,000 for the three-month period ended March 31, 2013, while interest expense on borrowings decreased $46,000 or 31.1% to $102,000 for the same period. The decline in interest expense on deposits was attributed to a reduction in the average rate paid on the deposits. The average rate paid on deposits decreased 49 basis points to 0.58% for the most recent period, while the average balance of deposits increased $97.9 million or 72.7% to $232.6 million. The increase in deposits is primarily attributed to the acquisition which occurred on December 31, 2012. The decrease in interest expense on borrowings was attributed to a lower rate paid on borrowings despite a larger average balance outstanding. The average rate paid on borrowings decreased 71 basis points to 1.04% for the most recent period, while the average balance of borrowings outstanding increased $5.4 or 16.0% to $39.2 million for the recently ended three-month period.

Net interest margin increased from 3.96% for the prior year quarterly period to 4.05% for the quarter ended March 31, 2013.

Provision for Losses on Loans

The Company recorded $161,000 in provision for losses on loans during the three months ended March 31, 2013, compared to no provision for the three months ended March 31, 2012. The Company recorded the provision in response to increased charge-offs for the quarter end to increase the allowance to a level that management determined appropriate. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $109,000 for the three months ended March 31, 2013, an increase of $47,000 or 5.5% from the same period in 2012. The primary contributor to this increase was other income, which increased $55,000 to $80,000 for the quarter just ended. Fees earned as a result of the acquisition made on December 31, 2012, are primarily responsible for this increase. Also contributing to the increase in non-interest income was an increase in net gains on sales of loans totaled $32,000 for the recent quarterly period ended compared to nil for the prior year quarter. Other real estate owned represented net charges of $25,000 for the quarterly period ended March 31, 2013, compared to net gain of $14,000 in the prior year’s quarter. In the quarter ended March 31, 2013, the Company recorded impairment charges on REO of $74,000, which more than offset the gain on sale of REO of $49,000.

Non-interest Expense

Non-interest expense totaled $2.1 million and $1.3 million for the three months ended March 31, 2013 and 2012, respectively, an increase of $815,000 or 61.6% period to period. The increase was primarily related to higher costs associated with normal operations of the business acquired on December 31, 2012. Employee compensation and benefits increased $459,000 or 53.7% due to additional personnel hired with the acquisition, as well as higher retirement expense. Foreclosure and OREO expenses (net) was $22,000 for the recently ended quarter compared to net gain of $31,000 for the prior year period, as rental expense exceeded rental income and the Company disposed of several pieces of REO during the period. The core deposit intangible created when the Company purchased First Federal of Frankfort became completely amortized in the fiscal year ended June 30, 2012. Consequently, amortization of intangible assets for the recently ended quarter was nil, compared to $22,000 for the prior year period.

Federal Income Tax Expense

Federal income taxes expense totaled $320,000 for the three months ended March 31, 2013, compared to $260,000 in the prior year period. The effective tax rates were 33.7% and 33.0% for the three-month periods ended March 31, 2013 and 2012, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2013, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

Not applicable.

ITEM 1A.	Risk Factors

Not applicable.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2013.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	Purchased	(incl commissions)	or programs	the plans or programs

January 1-31, 2013	—	$—	—	69,700
February 1-28, 2013	—	$—	—	69,700
March 1-31, 2013	—	$—	—	69,700

(1)  On May 14, 2010, the Company announced the completion of the stock repurchase program begun on October 17, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock. We presently have suspended repurchase activity under this plan until such time as we receive approval of the Board of Governors of the Federal Reserve System. No approval has been sought at this time.

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 15, 2013	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 15, 2013	By:	/s/R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

