Form 10-K
period 2013-06-30
Kentucky First Federal Bancorp
filed 2013-09-30
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2013

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

The aggregate market value of the common stock held by nonaffiliates was $27.0 million as of June 30, 2013.

Number of shares of common stock outstanding as of September 20, 2013: 8,529,178

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2013. (Part II)
2.	Portions of Proxy Statement for the 2013 Annual Meeting of Stockholders. (Part III)

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

On December 31, 2012, Kentucky First acquired CFK Bancorp, Inc., the savings and loan holding company for Central Kentucky Federal Savings Bank, a federally chartered savings bank located in Danville, Kentucky. Under the terms of the merger agreement, CKF Bancorp, Inc. shareholders received approximately 881,275 shares of Kentucky First common stock and an aggregate of $5.1 million in cash. Following the merger of CKF Bancorp, Inc. with and into Kentucky First, Central Kentucky Federal Savings Bank was merged into First Federal of Frankfort and now operates as a division of First Federal of Frankfort under the name “Central Kentucky Federal Savings Bank” through its two offices in Danville, Kentucky and its Lancaster, Kentucky branch. With the acquisition, the Company expanded its customer base in the central Kentucky area with an institution that shared its community banking orientation and thrift heritage and enjoyed a favorable reputation within the new Danville-Lancaster market area.

Kentucky First’s and First Federal of Hazard’s executive offices are located at 479 Main Street, Hazard, Kentucky, 41702 and the telephone number for investor relations is (888) 818-3372.

At June 30, 2013, Kentucky First had total assets of $324.1 million, deposits of $231.0 million and stockholders’ equity of $66.6 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Frankfort. At June 30, 2013, First Federal of Hazard had total assets of $85.7 million, net loans of $69.3 million, total mortgage-backed and other securities of $3.1 million, deposits of $65.7 million and total capital of $15.2 million.

First Federal Savings Bank of Frankfort. First Federal of Frankfort is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Frankfort also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2013, First Federal of Frankfort had total assets of $247.0 million, net loans of $193.2 million, deposits of $177.0 million and total capital of $46.3 million.

First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Frankfort operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $30,995 in 2010, compared to personal income of $32,316 in Kentucky and $39,937 in the United States. Total population in Perry County has remained stable over the last five years at approximately 29,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the trade, transportation and utilities industry (17.6%), the mining industry (17.3%), and the services sector, including health care (16.2%). During the last five years, the unemployment rate has been higher than most regions, and in June 2013, was 13.7%, compared to 8.4% in Kentucky and 7.6% in the United States.

First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 49,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is the state government, which employs about 39.4% of the work force. In addition, there are several large industrial, financial and government employers in the community. Despite this large, relatively stable source of employment, the unemployment rate was 6.7% for 2012 after having experienced an unemployment rate which had ranged from 4.5 to 9.0% in prior years. The median home price in Franklin County in 2011 was $123,375.

Boyle County has a population of approximately 29,000. The service sector, which employs about 39.4% of the work force, is the largest employer, while the trade, transportation and utilities sector is the next largest employer with approximately 22.4% of the workforce. Centre College is one of the larger employers in the community. The unemployment rate was 9.6% in 2012, while the median home price was $139,500 in 2011.

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

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2013, residential mortgage loans totaled $225.4 million, or 85.2%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2013, the Company’s loan portfolio included $166.1 million in adjustable-rate residential mortgage loans, or 73.7%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale. At June 30, 2013, construction loans totaled $1.8 million, or 0.7%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2013, multi-family loans totaled $14.5 million, or 5.5%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes. At June 30, 2013, nonresidential totaled $22.1 million, or 8.3% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Loans secured by multi-family and nonresidential real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. Of primary concern in multi-family and nonresidential real estate lending is the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment of such loans may be subject to a greater extent than residential real estate loans to adverse conditions in the real estate market or the economy. To monitor cash flows on income properties, we require borrowers and/or loan guarantors to provide annual financial statements on larger multi-family and commercial real estate loans. In reaching a decision on whether to make a multi-family or nonresidential real estate loan, we consider the net cash flow of the project, the borrower’s expertise, credit history and the value of the underlying property.

Commercial Non-mortgage Loans. At June 30, 2013, commercial non-mortgage loans totaled $3.2 million, or 1.2%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2013, our consumer loan balance totaled $9.2 million, or 3.5%, of our total loan portfolio. Of the consumer loan balance at June 30, 2013, $5.8 million were home equity loans, $2.7 million were loans secured by savings deposits and $700,000 were automobile or unsecured loans.

Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate and have terms of up to 10 years. Most of First Federal of Frankfort’s home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. First Federal of Frankfort’s home equity loans require the monthly payment of 1.5% to 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2013, the total outstanding home equity loans amounted to 2.2% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2013, loans on savings accounts totaled 1.0% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2013, totaled 0.3% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Frankfort sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2013, $13.2 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management. First Federal of Hazard’s loan committee, consisting of its two senior officers, has authority to approve loans of up to $275,000. Loans above this amount and loans with non-standard terms such as longer repayment terms or high loan-to-value ratios, must be approved by our Board of Directors. First Federal of Frankfort’s loan approval process allows for various combinations of experienced bank officers to approve or deny loans which are one- to four-family properties totaling $350,000 or less, church loans of under $150,000, home equity lines of credit of $100,000 or less and loans to individuals whose aggregate borrowings with the Bank is less than $500,000. Loans that do not conform to these criteria must be submitted to the Board of Directors or Executive Committee composed of at least three directors, for approval.

It is the Company’s practice to record a lien on the real estate securing a loan. The Banks generally do not require title insurance, although it may be required for loans made in certain programs. The Banks do require fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area.

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2013, the regulatory limit on loans to one borrower was $2.4 million for First Federal of Hazard and $4.9 million for First Federal of Frankfort. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2013, no commitment losses were reflected in a separate liability.

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

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. Subsequently, bank staff under the direct supervision of senior management and with consultation by the Banks’ attorneys, attempt to contact the borrower and determine their status and plans for resolving the delinquency. However, once a delinquency reaches 90 days, management considers foreclosure and, if the borrower has not provided a reasonable plan (such as selling the collateral, securing a commitment from another lender to refinance the loan or submitting a plan to repay the delinquent principal, interest, escrow, and late charges) the foreclosure suit may be initiated. In some cases, management may delay initiating the foreclosure suit if, in management’s opinion, the Banks’ chance of loss is minimal (such as with loans where the estimated value of the property greatly exceeds the amount of the loan) or if the original borrower is deceased or incapacitated. If a foreclosure action is initiated and the loan is not brought current, paid in full, or refinanced with another lender before the foreclosure sale, the real property securing the loan is sold at foreclosure. The Banks are represented at the foreclosure sale and in most cases will bid an amount equal to the Banks’ investment (including interest, advances for taxes and insurance, foreclosure costs, and attorney’s fees). If another bidder outbids the Bank, the Bank’s investment is received in full. If another bidder does not outbid the Banks, the Banks acquire the property and attempt to sell it to recover their investment.

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

At June 30, 2013, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae, but acquired an equity position in Freddie Mac along with the acquisition of CKF Bancorp. At June 30, 2013, the carrying amount of our Freddie Mac stock was $8,000 and the estimated fair market value was $39,000.

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

Bank Owned Life Insurance

First Federal of Frankfort owns several Bank Owned Life Insurance policies totaling $2.8 million at June 30, 2013. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Frankfort’s defined benefit retirement plan and First Federal of Frankfort’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Frankfort is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Frankfort. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2013, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $2.6 million and $7.4 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2013 (the most recent period for which information is available,) First Federal of Hazard had a deposit market share of 11.5% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) and 1st Trust Bank, Inc. had Perry County deposit market shares of 43.0%, 15.9% and 20.9%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Frankfort’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Frankfort principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2012, (the most recent period for which information is available,) First Federal of Frankfort had deposit market share of 9.3%, 44.7% and 8.0% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Farmers Capital Bank Corporation (Farmers Bank and Capital Trust Company) at a 34.4% market share in the three-county area, Boyle Bancorp, Inc (The Farmers National Bank of Danville) at 23.8% and Whitaker Bank Corporation of Kentucky at 19.2%. Farmers Capital Bank Corporation, Boyle Bancorp, Inc., and Whitaker Bank Corporation had assets at June 30, 2013, of $1.8 billion, $443 million and $1.8 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($928.0 million in assets) and the Kentucky Employees Credit Union ($65.5 million in assets). First Federal of Frankfort competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Frankfort principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Frankfort believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2013, we had 65 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The Dodd-Frank Act made extensive changes in the regulation of federal savings banks such as First Federal of Hazard and First Federal of Frankfort. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, the agency that is primarily responsible for the regulation and supervision of national banks, on July 21, 2011. The Office of the Comptroller of the Currency assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as First Federal of Hazard and First Federal of Frankfort, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance for First Federal MHC, Kentucky First and each of the Banks.

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

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2013, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

The current risk-based capital guidelines that apply to the Banks are based on the 1988 capital accord of the International Basel Committee on Banking Supervision (“Basel Committee”), a committee of central banks and bank supervisors, as implemented by the Federal Reserve Board. In 2004, the Basel Committee published a new capital accord, which is referred to as “Basel II,” to replace Basel I. Basel II provides two approaches for setting capital standards for credit risk: an internal ratings-based approach tailored to individual institutions’ circumstances and a standardized approach that bases risk weightings on external credit assessments to a much greater extent than permitted in existing risk-based capital guidelines, which became effective in 2008 for large international banks (total assets of $250 billion or more or consolidated foreign exposure of $10 billion or more).

In December 2010 and January 2011, the Basel Committee published the final texts of reforms on capital, leverage and liquidity, which is referred to as “Basel III.” In early July 2013, the Federal Reserve approved revisions to the capital adequacy guidelines and prompt corrective action rules that implement Basel III and address relevant provisions of the Dodd-Frank Act.

The rules include new risk-based capital and leverage ratios, which are effective January 1, 2015, and revise the definition of what constitutes “capital” for purposes of calculating those ratios. The proposed new minimum capital level requirements applicable to Kentucky First and the Banks will be: (1) a new common equity Tier 1 capital ratio of 4.5%; (2) a Tier 1 capital ratio of 6% (increased from 4%); (3) a total capital ratio of 8% (unchanged from current rules); and (4) a Tier 1 leverage ratio of 4% for all institutions. The rules eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued prior to May 19, 2010 will be grandfathered for companies with consolidated assets of $15 billion or less. The rules also establish a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution would be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations would establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. At June 30, 2013, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

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

Insurance of Deposit Accounts. The deposits of both First Federal of Hazard and First Federal of Frankfort are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors, with less risky institutions paying lower assessments. An institution’s assessment rate depends upon the category to which it is assigned. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Federal Deposit Insurance Corporation adopted new rules that amend its current deposit insurance assessment regulations. The new rules implement a provision in the Dodd-Frank Act that changed the assessment base for deposit insurance premiums from one based on domestic deposits to one based on average consolidated total assets minus average tangible equity. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The Dodd-Frank Act increased the minimum target Deposit Insurance Fund ratio from 1.15% of estimated insured deposits to 1.35% of estimated insured deposits. The Federal Deposit Insurance Corporation must seek to achieve the 1.35% ratio by September 30, 2020. Insured institutions with assets of $10 billion or more are supposed to fund the increase. The Dodd-Frank Act eliminated the 1.5% maximum fund ratio, instead leaving it to the discretion of the Federal Deposit Insurance Corporation.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on our operating expenses and results of operations.

Insurance of deposits may be terminated by the Federal Deposit Insurance Corporation upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the Federal Deposit Insurance Corporation or its prudential banking regulator. The management of the Bank does not know of any practice, condition or violation that might lead to termination of deposit insurance.

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2013, of $2.2 million and $5.5 million, respectively.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $12.4 million and $79.5 million, plus 10% on the remainder. The first $12.4 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at the Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2013, the Banks met their reserve requirements.

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

In July 2013, the Federal Reserve announced new risk-based capital and leverage ratios to conform to the Basel III framework and address provisions of the Dodd-Frank Act. These requirements will become effective on January 1, 2015 and will be applicable to both the Company and the Bank. See “— Regulation of Federal Savings Institutions – Capital Requirements” above for a discussion of these new Basel III requirements.

Source of Strength. The Federal Reserve Board’s policies also require that a bank holding company serve as a source of financial strength to its subsidiary banks by using available resources to provide capital funds during periods of financial stress or adversity and by maintaining the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks where necessary. The Dodd-Frank Act codified the source of strength policy and the regulatory agencies have proposed implementing regulations which are currently subject to public comment.

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expressed the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt correction action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s bank subsidiary is classified as “undercapitalized.” See “Depository Institution Regulation – Prompt Corrective Regulatory Action.”

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive receipt of our dividends from Kentucky First. The Dodd-Frank Act addresses the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form. Kentucky First was granted such a waiver and dividends were paid to the Company’s shareholders on August 16 and November 22, 2011, as well as February 21, 2012. First Federal MHC was not allowed to waive its dividend with respect to the dividend paid on May 21, 2012. First Federal MHC subsequently received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the 3rd quarter of 2014. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Frankfort to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings institution or as otherwise defined by the Federal rd. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Federal and State Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting.

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2009 and later. For the 2013 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34.0%.

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

Approximately 95.3% of our loan portfolio at June 30, 2013 was comprised of loans collateralized by real estate. The declining economic conditions have caused a decrease in demand for real estate, which has resulted in an erosion of some real estate values in our markets. Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Strong competition within our market areas could hurt our profits and slow growth.

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

Regulation of the financial services industry is undergoing major changes and future legislation could increase our cost of doing business or harm our competitive position.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation impacting financial institutions. The Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) has created a significant shift in the way financial institutions operate. The Dodd-Frank Act also creates a new federal agency to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions. The full impact of the Dodd-Frank Act on our business and operations will not be known for years until regulations implementing the statute are written and adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or collateral for loans. Future legislative changes could require changes to business practices or force us to discontinue businesses and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies have taken stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. The actions include entering into written agreements and cease and desist orders that place certain limitations on operations. Federal bank regulators have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those required under the Dodd-Frank Act or that would otherwise qualify First Federal of Hazard and First Federal of Frankfort as being “well capitalized” under applicable prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual minimum capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends or engage in mergers and acquisitions and may result in restrictions in our operations.

Additionally, in early July 2013, the Federal Reserve approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. Basel III and the regulations of the federal banking agencies require bank holding companies and banks to undertake significant activities to demonstrate compliance with the new and higher capital standards, Compliance with these rules will impose additional costs on Kentucky First, First Federal of Hazard and First Federal of Frankfort.

We expect that our return on equity will be low compared to other companies as a result of our high level of capital.

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2013, our return on average equity was 4.70%. We also intend to continue managing excess capital through our stock repurchase program, which has been successful, given relatively low market prices of the Company’s common stock. However, this program could be curtailed or rendered less effective if the market price of our stock increases, or if the Company’s liquid funds are deployed elsewhere. Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained. Consequently, you should not expect a competitive return on average equity in the near future. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

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

Our long-term ability to pay dividends to our stockholders is based primarily upon the ability of the Banks to make capital distributions to Kentucky First, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under Office of the Comptroller of the Currency safe harbor regulations, the Banks may each distribute to Kentucky First capital not exceeding net retained income for the current calendar year and the prior two calendar years. First Federal MHC owns a majority of Kentucky First’s outstanding stock. First Federal MHC has historically waived its right to dividends on the Kentucky First common shares it owns, in which case the amount of dividends paid to public stockholders is significantly higher than it would be if First Federal MHC accepted dividends. First Federal MHC is not required to waive dividends, but Kentucky First expects this practice to continue, subject to member and regulatory approval annually. First Federal MHC is required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

The Federal Reserve Board in 2011 issued regulations that govern the activities of Kentucky First and First Federal MHC and the regulations were implemented in the fourth quarter of 2011. Under Section 239.8(d) of the Federal Reserve Board’s Regulation MM governing dividend waivers, a mutual holding company may waive its right to dividends on shares of its subsidiary if the mutual holding company gives written notice of the waiver to the Federal Reserve Board and the Federal Reserve Board does not object. For a company such as First Federal MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver if such waiver would not be detrimental to the safety and soundness of the savings association subsidiary and the board of directors of the mutual holding company expressly determines that such dividend waiver is consistent with the board’s fiduciary duties to the members of the mutual holding company.

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

Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the 3rd quarter of 2014. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

We cannot predict whether members will continue to approve annual dividend waiver requests or whether the Federal Reserve Board will grant future dividend waiver requests and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as First Federal MHC. If First Federal MHC is unable to waive the receipt of dividends, our ability to pay dividends to our stockholders may be substantially impaired and the amounts of any such dividends may be significantly reduced.

With respect to the merger of CKF Bancorp, Inc. and Kentucky First may be unable to successfully integrate CKF Bancorp, Inc.’s operations and retain CKF Bancorp, Inc.’s employees.

The merger between Kentucky First and CKF Bancorp, Inc., which was completed on December 31, 2012, involved the integration of two companies that previously operated independently. The difficulties of combining the operations of the two companies include:

•	integrating personnel with diverse business backgrounds;
•	combining different corporate cultures; and
•	retaining key employees.

The ongoing process of integrating operations could cause an interruption of, or loss of momentum in, the activities of the business and the loss of key personnel. The integration of the two companies requires the experience and expertise of certain key employees of CKF Bancorp, Inc. who are expected to be retained by Kentucky First. Kentucky First may not be successful in retaining these employees for the time period necessary to successfully integrate CKF Bancorp, Inc.’s operations with those of Kentucky First. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of the two companies’ operations could have an adverse effect on the business and results of operations of Kentucky First in the future.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2013.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2013	Approximate Square Footage
	(Dollars in thousands)

First Federal of Hazard Main Office: 479 Main Street Hazard, Kentucky 41701	1960	Owned	$209	15,000

First Federal of Frankfort Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	1,186	14,000

East Branch 1980 Versailles Road Frankfort, Kentucky 40601	2005	Owned	495	1,800

West Branch 1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	475	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	549	8,700

120 Skywatch Drive Danville, Kentucky 40422	2012	Owned	554	2,300

208 Lexington Street Lancaster, Kentucky 40444	2012	Owned	842	4,300

The net book value of our investment in premises and equipment was $4.6 million at June 30, 2013. See Note E of Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)   The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2013 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)   Not applicable.

(c)   The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2013.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2013
Beginning date: April 1
Ending date: April 30	—	$—	—	69,700

May 2013
Beginning date: May 1
Ending date: May 31	—	—	—	69,700

June 2013
Beginning date: June 1
Ending date: June 30	—	—	—	69,700

Total	—	$—	—

(1)	On May 14, 2010, the Company announced a program (its seventh) to repurchase up to 150,000 shares of its Common Stock. It is estimated that this program will be completed within one year from June 30, 2013.

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

The Company’s management, including the Company’s principal executive officer and principal financial officer, have evaluated the effectiveness of the Company’s “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Based upon their evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2013, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission - 1992(“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2013, the Company’s internal control over financial reporting is effective.

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

/s/ Don D. Jennings	/s/ R. Clay Hulette
Don D. Jennings	R. Clay Hulette
Chief Executive Officer	Vice President and Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The information contained under the section captioned “Proposal I — Election of Directors” in the Company’s definitive proxy statement for the Company’s 2013 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2013.

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	325,800	$10.10	95,416

Equity compensation plans not approved by security holders	—	—	—

Total	325,800	$10.10	95,416

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2013 and 2012

Consolidated Statements of Income for the Years Ended June 30, 2013 and 2012

Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2013 and 2012

Consolidated Statements of Shareholders’ Equity for the Years Ended June 30, 2013 and 2012

Consolidated Statements of Cash Flows for the Years Ended June 30, 2013 and 2012

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[6]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[2]	Employment Agreement between Kentucky First Federal Bancorp and Tony D. Whitaker, as amended†
10.2[2]	Employment Agreement between First Federal Savings and Loan Association of Hazard and Tony D. Whitaker, as amended†
10.3[2]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.4[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Don D. Jennings, as amended†
10.5[2]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.6[2]	Employment Agreement between First Federal Savings Bank of Frankfort and R. Clay Hulette, as amended†
10.7[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl, as amended†
10.8[2]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.9[2]	Amended and Restated First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan†
10.10[2]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.11[3]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.12[4]	Form of Restricted Stock Award Agreement†
10.13[4]	Form of Incentive Stock Option Award Agreement†
10.14[4]	Form of Non-Statutory Option Award Agreement†
10.15[5]	Employment Agreement by and between Kentucky First Federal Bancorp and William H. Johnson†
10.16[5]	Employment Agreement by and between First Federal Savings Bank of Frankfort and William H. Johnson†
13	Annual Report to Stockholders for the year ended June 30, 2013
21	Subsidiaries
23.1	Consent of Crowe Horwath LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Cash Flows and the (v) Notes to Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement.
*	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 0-51176).
(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 30, 2013	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 30, 2013
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 30, 2013
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 30, 2013
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 30, 2013
Stephen G. Barker
Director

/s/ Walter G. Ecton, Jr.	September 30, 2013
Walter G. Ecton, Jr.
Director

/s/ David R. Harrod	September 30, 2013
David R. Harrod
Director

/s/ Herman D. Regan, Jr.	September 30, 2013
Herman D. Regan, Jr.
Director

/s/ William D. Gorman, Jr.	September 30, 2013
William D. Gorman, Jr.
Director

/s/ W. Banks Hudson	September 30, 2013
W. Banks Hudson
Director

/s/ William H. Johnson	September 30, 2013
William H. Johnson
Director

