Form 10-Q
period 2013-09-30
Kentucky First Federal Bancorp
filed 2013-11-19
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013
  OR
☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 13, 2013, the latest practicable date, the Corporation had 8,529,192 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	September 30,	June 30,
	2013	2013
ASSETS

Cash and due from financial institutions	$3,547	$4,537
Interest-bearing demand deposits	9,189	12,003
Cash and cash equivalents	12,736	16,540

Securities available for sale	179	205
Securities held-to-maturity, at amortized cost- approximate fair value of $11,305 and $12,354 at September 30, 2013 and June 30, 2013, respectively	11,149	12,232
Loans held for sale	—	196
Loans, net of allowance of $1,386 and $1,310 at September 30, 2013 and June 30, 2013, respectively	258,241	262,491
Real estate owned, net	1,478	1,163
Premises and equipment, net	4,616	4,608
Federal Home Loan Bank stock, at cost	7,732	7,732
Accrued interest receivable	931	919
Bank-owned life insurance	2,810	2,787
Goodwill	14,507	14,507
Prepaid expenses and other assets	635	682

Total assets	$315,014	$324,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$227,021	$230,981
Federal Home Loan Bank advances	18,734	24,310
Advances by borrowers for taxes and insurance	803	562
Accrued interest payable	38	36
Accrued federal income taxes	124	45
Deferred federal income taxes	163	241
Deferred revenue	664	641
Other liabilities	746	624
Total liabilities	248,293	257,440

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value;
no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value;
8,596,064 shares issued	86	86
Additional paid-in capital	34,724	34,732
Retained earnings	33,667	33,604
Unearned employee stock ownership plan (ESOP)	(1,580)	(1,626)
Treasury shares at cost, 22,886 common shares at both September 30, 2013 and June 30, 2013	(197)	(197)
Accumulated other comprehensive income	21	23
Total shareholders’ equity	66,721	66,622

Total liabilities and shareholders’ equity	$315,014	$324,062

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Three months ended September 30,
	2013	2012
Interest income
Loans, including fees	$3,111	$2,313
Mortgage-backed securities	36	51
Other securities	7	-
Interest-bearing deposits and other	82	61
Total interest income	3,236	2,425

Interest expense
Interest-bearing demand deposits	7	7
Savings	60	63
Certificates of Deposit	301	234
Deposits	368	304
Borrowings	85	135
Total interest expense	453	439
Net interest income	2,783	1,986
Provision for loan losses	282	26
Net interest income after provision for losses on loans	2,501	1,960

Non-interest income
Earnings on bank-owned life insurance	23	22
Net gains on sales of loans	35	58
Net gain (loss) on sales of OREO	(10)	3
Write-down of real estate owned	(17)	—
Other	84	26
Total non-interest income	115	109

Non-interest expense
Employee compensation and benefits	1,249	854
Occupancy and equipment	140	78
Outside service fees	36	37
Legal fees	11	47
Data processing	122	60
Auditing and accounting	33	26
FDIC insurance premiums	60	29
Franchise and other taxes	68	44
Foreclosure and OREO expenses (net)	20	(28)
Other	248	143
Total non-interest expense	1,987	1,290

Income before income taxes	629	779
Federal income taxes	206	257

NET INCOME	$423	$522
EARNINGS PER SHARE
Basic and diluted	$0.05	$0.07
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes.

4

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Three months ended September 30,
	2013	2012

Net income	$423	$522

Other comprehensive income (loss), net of taxes (benefits): Unrealized holding losses on securities designated as available for sale, net of tax benefits of $1 and $— during the respective periods	(2)	—
Comprehensive income	$421	$522

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three months ended
	September 30,
	2013	2012

Cash flows from operating activities:
Net income	$423	$522
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	78	42
Amortization of deferred loan origination costs	—	8
Amortization of premiums on investment securities	(64)	—
Amortization of premiums on Federal Home Loan Bank advances	(42)	—
Amortization of premiums on deposits	(120)	—
Net gain on sale of loans	(35)	(58)
Write down of real estate owned	17	—
Deferred gain on sale of other real estate owned	23	(3)
ESOP compensation expense	38	46
Amortization of stock benefit plans and stock options expense		1
Earnings on bank-owned life insurance	(23)	(22)
Provision for loan losses	282	26
Origination of loans held for sale	(1,073)	(1,273)
Proceeds from loans held for sale	1,304	1,148
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(12)	(16)
Prepaid expenses and other assets	47	37
Accrued interest payable	2	(15)
Accounts payable and other liabilities	122	136
Federal income taxes	3	137
Net cash provided by operating activities	970	716

Cash flows from investing activities:
Securities maturities, prepayments and calls:
Held to maturity	1,147	386
Available for sale	22	2
Loans originated for investment, net of principal collected	3,636	4,469
Additions to premises and equipment, net	(86)	(3)
Net cash provided by investing activities	4,719	4,854

Cash flows from financing activities:
Net change in deposits	(3,840)	(1,215)
Payments by borrowers for taxes and insurance, net	241	138
Repayments on Federal Home Loan Bank advances	(5,534)	(2,567)
Dividends paid on common stock	(360)	(277)
Treasury stock repurchases	—	(61)
Net cash used in financing activities	(9,493)	(3,982)

Net increase (decrease) in cash and cash equivalents	(3,804)	1,588

Beginning cash and cash equivalents	16,540	5,735

Ending cash and cash equivalents	$12,736	$7,323

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(In thousands)
	Three months ended
	September 30,
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$225	$120

Interest on deposits and borrowings	$613	$454

Transfers of loans to real estate acquired through foreclosure, net	$(327)	$40

Loans made on sale of real estate acquired through foreclosure	$35	$—

Deferred gain on sale of real estate acquired through foreclosure	$5	$—

Capitalization of mortgage servicing rights	$10	$9

See accompanying notes.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  September 30, 2013
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

On December 31, 2012, the Company completed its acquisition of CKF Bancorp, Inc. (“CKF Bancorp”), the parent company of Central Kentucky Federal Savings Bank (“Central Kentucky FSB”), pursuant to the provisions of the Agreement of Merger dated as of November 3, 2011 and amended as of September 28, 2012. The acquisition was accounted for using the acquisition method of accounting and resulted in the recordation of bargain purchase gain of $958,000. The results of operations associated with Central Kentucky FSB for the three months ended September 30, 2013, have been included herein.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2013, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2013 filed with the Securities and Exchange Commission.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, adjusted for deferred loan fees, discounts on purchased loans, and the allowance for loan losses. Interest income is accrued on the unpaid principal balance, unless the collectability of the loan is in doubt. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on one- to four-family residential loans is generally discontinued at the time a loan is 180 days delinquent and on other loans at the time the loan is 90 days delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  September 30, 2013
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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, anticipated economic conditions in the primary lending area, trends in the level of delinquent and problem loans and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  September 30, 2013
(unaudited)

1. Basis of presentation (continued)

The general component covers non–impaired loans and is based on historical loss experience adjusted for current factors. The historical loss experience is determined by portfolio segment and is based on the loss history experience of the Company over the most recent two years and a rolling average of the current year’s loss history. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.

The following portfolio segments have been identified: residential real estate, nonresidential real estate, land, farms, commercial (non-mortgage) and consumer and other loans. The residential real estate segment is our primary lending activity and it enables borrowers to purchase or refinance homes in the Banks’ respective market areas. We further classify our residential real estate loans as one- to four-family, multi-family or construction. We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. We occasionally lend to builders for construction of speculative or custom residential properties for resale, but on a limited basis. We also offer loans secured by nonresidential real estate, primarily commercial office buildings, churches and properties used for other purposes. Generally, these loans are originated for 25 years or less and do not exceed 75% of the appraised value. Our consumer loans include home equity lines of credit, auto loans, personal loans, and loans secured by savings deposits. In the acquisition of CKF, we acquired a portfolio of non-mortgage commercial loans totaling $3.2 million. Future originations of this type of loan are expected to be limited in the foreseeable future.

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
  September 30, 2013
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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
(in thousands)	2013	2012

Net income allocated to common shareholders, basic and diluted	$423	$522

	Three months ended September 30,
(in thousands)	2013	2012

Weighted-average common shares outstanding, basic and diluted	8,369,515	7,545,126

There were 309,800 stock option shares outstanding for the three-month periods ended September 30, 2013 and 2012. The stock option shares outstanding were antidilutive for the respective periods.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
  September 30, 2013
(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2013 and June 30, 2013, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2013
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed:residential	$140	$3	$-	$143
FHLMC stock	8	28	-	36
	$148	$31	$-	$179

Held-to-maturity Securities
Agency mortgage-backed: residential	$4,804	$186	$13	$4,977
Agency bonds	6,345	-	17	6,328
	$11,149	$186	$30	$11,305

	June 30, 2013
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed:residential	$162	$4	$-	$166
FHLMC stock	8	31	-	39
	$170	$35	$-	$205

Held-to-maturity Securities
Agency mortgage-backed: residential	$5,340	$210	$49	$5,502
Agency bonds	6,892	-	39	6,852
	$12,232	$210	$88	$12,354

Our securities holdings consist of agency mortgage-backed securities, which do not have a single maturity date. Our pledged securities at September 30, 2013, and June 30, 2013 totaled $2.8 million and $3.1 million, respectively.

There were no sales of investment securities during the fiscal year ended June 30, 2013 nor the three-month periods ended September 30, 2013 and 2012.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Management does not believe other-than-temporary impairment is evident, because none of the investments have been in a loss position for more than twelve months.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2013	2013

Residential real estate
One- to four-family	$205,184	$209,092
Multi-family	14,127	14,506
Construction	2,019	1,753
Land	2,849	2,821
Farm	1,707	1,843
Nonresidential real estate	22,567	22,092
Commercial nonmortgage	3,115	3,189
Consumer and other:
Loans on deposits	2,658	2,710
Home equity	5,633	5,757
Automobile	58	72
Unsecured	540	708
	260,457	264,543

Undisbursed portion of loans in process	910	833
Deferred loan origination fees (cost)	(80)	(91)
Allowance for loan losses	1,386	1,310
	$258,241	$262,491

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$871	273	$207	$—	$937
Multi-family	63	2	—	—	65
Construction	8	1	—	—	9
Land	12	(1)			11
Farm	6	2	—	—	8
Nonresidential real estate	94	8	—	—	102
Commercial nonmortgage	13	1	—	—	14
Consumer and other:
Loans on deposits	12	—	—	—	12
Home equity	25	1	—	—	26
Automobile	—	—	—	—	—
Unsecured	6	(5)	—	1	2
Unallocated	200	—	—	—	200
Totals	$1,310	$282	$207	$1	$1,386

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

4.  Loans receivable (continued)

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

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

4.  Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2013. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

September 30, 2013:
		Loans
		acquired
		with		Ending
	Loans	deteriorated	Ending	allowance
	individually	credit	loans	attributed to	Unallocated	Total
(in thousands)	evaluated	quality	balance	loans	allowance	allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,417	$2,692	$6,109	$14	$—	$14
Land		472	472
Nonresidential real estate	—	537	537	—	—	—
Commercial and industrial	—	86	86	—	—	—
Consumer and other
Automobile	—	—	—	—	—	—
Unsecured	—	22	22	—	—	—
	3,417	3,809	7,226	14	—	14

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$202,492	$923	$—	$923
Multi-family			14,127	65	—	65
Construction			2,019	9	—	9
Land			2,377	11	—	11
Farm			1,707	8	—	8
Nonresidential real estate			22,030	102	—	102
Commercial and industrial			3,029	14	—	14
Consumer and other
Loans on deposits			2,658	12	—	12
Home equity			5,633	26	—	26
Automobile			58	—	—	—
Unsecured			518	2	—	2
Unallocated			—	—	200	200
			256,648	1,172	200	1,372
			$260,457	$1,186	$200	$1,386

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

4.  Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2013.

June 30, 2013:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,715	$2,989	$7,704	$14	$—	$14
Farm	—	485	485	—	—	—
Nonresidential real estate	—	546	546	—	—	—
Commercial and industrial	—	119	119	—	—	—
Consumer and other
Automobile	—	23	23	—	—	—
	4,715	4,162	8,877	14	—	14

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$201,388	$860	$—	$860
Multi-family			14,506	63	—	63
Construction			1,753	8	—	8
Land			2,821	12	—	12
Farm			1,358	6	—	6
Nonresidential real estate			21,546	94	—	94
Commercial and industrial			3,070	13	—	13
Consumer and other
Loans on deposits			2,710	12	—	12
Home equity			5,757	25	—	25
Automobile			49	—	—	—
Unsecured			708	3	—	3
Unallocated			—	—	200	200
			255,666	1,096	200	1,296
			$264,543	$1,110	$200	$1,310

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

4.  Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2013 and 2012:

September 30, 2013:

	Unpaid
	Principal	Allowance
	Balance and	for Loan	Average	Interest	Cash Basis
	Recorded	Losses	Recorded	Income	Income
(in thousands)	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
One- to four-family	$3,207	$—	$3,854	$—	$—
Purchased credit-impaired loans	3,809	—	3,986	—	—
	7,016	—	7,840	—	—
With an allowance recorded:
One- to four-family	210	14	212	—	—
	$7,226	$14	$8,052	$—	$—

September 30, 2012:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$2,348	$—	$1,785	$19	$19

With an allowance recorded:
One- to four-family	1,532	90	1,533	17	17
	$3,880	$90	$3,318	$36	$36

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2013, and June 30, 2013:

	September 30, 2013		June 30, 2013
		Loans Past		Loans Past
		Due Over 90		Due Over 90
		Days Still		Days Still
(in thousands)	Nonaccrual	Accruing	Nonaccrual	Accruing

One- to four-family residential real estate	$5,937	$1,570	$5,989	$1,972
Multi-family	486		—	—
Nonresidential real estate and land	186	—	—	—
Commercial nonmortgage	37	—	—	—
Consumer and other	39	16	—	—
	$6,685	$1,586	$5,989	$1,972

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

4.  Loans receivable (continued)

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At September 30, 2013 and June 30, 2013, the Company had $3.2 million and $2.9 million of loans classified as TDRs, respectively. Of the TDRs at September 30, 2013, approximately 16.2% were residential real estate loans involving the Banks’ conceding to refinance a loan to then-current market interest rates despite poor credit history or a high loan-to-value ratio and approximately 34.2% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of his debt to the Banks.

During the period ended September 30, 2013, the terms of six loans were restructured.  Two of those loans (to one borrower) were written down pursuant to an order from bankruptcy court, while additional funds were advanced to two borrowers to protect the banks’ position and two loans’ terms were modified to extend the maturity date, which, in turn provided the borrowers with lower monthly debt service requirements.

The following table presents loans by class modified as TDRs during the three months ended September 30, 2013 and the year ended June 30, 2013, and their performance, by modification type:

		Pre-	Post-		TDRs Not
		Modification	Modification	TDRs	Performing
		Outstanding	Outstanding	Performing	to
	Number	Recorded	Recorded	to Modified	Modified
(dollars in thousands)	of Loans	Investment	Investment	Terms	Terms

Three months ended September 30, 2013
Residential Real Estate:
1-4 Family	6	$422	$425	$283	$61

Three months ended September 30, 2012
Residential Real Estate:
1-4 Family	12	$1,082	$1,086	$974	$112

The Company had no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2013, or at June 30, 2013. The Company had no commitments to lend on loans classified as TDRs at September 30, 2013 or June 30, 2013.

The TDRs described above did not increase the allowance for loan losses and did not result in charge offs during the three months ended September 30, 2013. There was one TDR that defaulted during the three-month period ended September 30, 2013, and no TDRs that defaulted in the three-month period ended September 30, 2012. During the quarterly period just ended, the Company was notified that a credit with a carrying value of $624,000 had filed for bankruptcy, and, consequently, resulted in default.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

4.  Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2013, by class of loans:

	30-89 Days	90 Days or Greater Past	Total Past	Loans Not Past
(in thousands)	Past Due	Due	Due	Due	Total

Residential real estate:
One-to four-family	$5,332	$4,895	$10,227	$194,957	$205,184
Multi-family	—	—	—	14,127	14,127
Construction	—	—	—	2,019	2,019
Land	266	—	266	2,583	2,849
Farm	—	—	—	1,707	1,707
Nonresidential real estate	9	137	137	22,430	22,567
Commercial non-mortgage	—	37	46	3,069	3,115
Consumer and other	3	43	43	8,843	8,889
Total	$5,610	$5,112	$10,722	$249,735	$260,457

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2013, by class of loans:

		90 Days or
	30-89 Days	Greater Past	Total	Loans Not
(in thousands)	Past Due	Due	Past Due	Past Due	Total

Residential real estate:
One-to four-family	$5,290	$5,034	$10,324	$198,768	$209,092
Multi-family	—	—	—	14,506	14,506
Construction	42	—	42	1,711	1,753
Land	—	—	—	2,821	2,821
Farm	—	—	—	1,843	1,843
Nonresidential real estate	35	140	175	21,917	22,092
Commercial and industrial	—	—	—	3,189	3,189
Consumer and other:
Loans on deposits	—	—	—	2,710	2,710
Home equity	23	23	46	5,711	5,757
Automobile	29	—	29	43	72
Unsecured	—	48	48	660	708
Total	$5,419	$5,245	$10,664	$253,879	$264,543

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
September 30, 2013
(unaudited)

4.  Loans receivable (continued)

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$5,305	$9,330	$—	$190,549
Multi-family	12,577	—	1,550	—	—
Construction	2,019	—	—	—	—
Land	2,111	—	738
Farm	1,707	—	—	—	—
Nonresidential real estate	19,741	972	1,854	—	—
Commercial and industrial	3,115	—	—	—	—
Consumer and other:
Loans on deposits	2,658	—	—	—	—
Home equity	5,617	—	16	—	—
Automobile	58	—	—	—	—
Unsecured	540	—	—	—	—
	$50,143	$6,277	$13,488	$—	$190,549

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

4.  Loans receivable (continued)

At June 30, 2013, the risk category of loans by class of loans was as follows:

		Special			Not
(in thousands)	Pass	Mention	Substandard	Doubtful	rated

Residential real estate:
One- to four-family	$—	$4,923	$9,832	$—	$194,337
Multi-family	12,956	—	1,550	—	—
Construction	1,753	—	—	—	—
Land	2,050	—	771	—	—
Farm	1,843	—	—	—	—
Nonresidential real estate	19,246	—	2,846	—	—
Commercial and industrial	3,071	—	118	—	—
Consumer and other:
Loans on deposits	2,710	—	—	—	—
Home equity	5,757	—	—	—	—
Automobile	37	—	38	—	—
Unsecured	681	27	—	—	—
	$50,104	$4,950	$15,152	$—	$194,337

Purchased Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected.  The carrying amount of those loans, net of a credit quality component of $923,000 and $1.2 million at September 30, 2013 and June 30, 2013, respectively, is as follows:

(in thousands)	September 30, 2013	June 30, 2013
One- to four-family residential real estate	$2,692	$2,989
Land	472	485
Nonresidential real estate	537	546
Commercial nonmortgage	86	119
Consumer	22	23
Outstanding balance	$3,809	$4,162

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

4.  Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended September 30, 2013	Twelve months ended June 30, 2013

Balance at beginning of period	$1,294	$—
New loans purchased	—	1,423
Accretion of income	—	(129)
Reclassifications from nonaccretable difference	417	—
Disposals	—	—
Balance at June 30, 2013	$1,711	$1,294

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2013, nor for the three months ended September 30, 2013.  Neither were any allowance for loan losses reversed during those periods.

5. Disclosures About Fair Value of Assets and Liabilities

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

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired Loans

At the time a loan is considered impaired, it is evaluated for loss based on the fair value of collateral securing the loan if the loan is collateral dependent. If a loss is identified, a specific allocation will be established as part of the allowance for loan losses such that the loan’s net carrying value is at its estimated fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2013
Agency mortgage-backed: residential	$143	$—	$143	$—
FHLMC stock	36	—	36	—
	$179	$—	$179	$—
June 30, 2013
Agency mortgage-backed: residential	$166	$—	$166	$—
FHLMC stock	39	—	39	—
	$205	$—	$205	$—

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted
		Prices in Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

September 30, 2013
Impaired loans
One- to four-family	$210	$—	$—	$210

Other real estate owned, net
One- to four-family	837	—	—	837
Land	15	—	—	15

June 30, 2013
Impaired loans
One- to four-family	$213	$—	$—	$213

Other real estate owned, net
One- to four-family	633	—	—	633
Land	15	—	—	15

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

     5. Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired loans, which are measured using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $210,000 million and $213,000 million at September 30, 2013 and June 30, 2013, with specific valuation allowance of $14,000 at both periods, as no specific allowance provision was made for the three month period ended September 30, 2013. Other real estate owned measured at fair value less costs to sell, had carrying amounts of $852,000 and $648,000 at September 30, 2013 and June 30, 2013, respectively.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2013:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
One- to four- family	$210	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3%)

Foreclosed and repossessed assets:
1-4 family	$837	Sales comparison approach	Adjustments for differences between comparable sales	0.5% to 18.6% (8.6%)
Land	$15	Sales comparison approach	Adjustments for differences between comparable sales	-66.7 to 73.3% (40.0%)

The following is a disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

The following methods were used to estimate the fair value of all other financial instruments at September 30, 2013 and June 30, 2013:

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

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at September 30, 2013 and June 30, 2013, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2013 and June 30, 2013 are as follows:

		Fair Value Measurements at
		September 30, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$12,736	$12,736			$12,736
Available-for-sale securities	179		$179		179
Held-to-maturity securities	11,149		11,305		11,305
Loans receivable - net	258,241			$268,037	268,037
Federal Home Loan Bank stock	7,732				n/a
Accrued interest receivable	931		931		931

Financial liabilities
Deposits	$227,021	$88,748	$138,779		$227,527
Federal Home Loan Bank advances	18,434		20,237		20,237
Advances by borrowers for taxes and insurance	803			803	803
Accrued interest payable	38	1	37		38

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
September 30, 2013
(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at June 30, 2013 were as follows:

		Fair Value Measurements at
(in thousands)	Carrying	June 30, 2013 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,540	$16,540			$16,540
Available-for-sale securities	205		$205		205
Held-to-maturity securities	12,232		12,354		12,354
Loans held for sale	196		196		196
Loans receivable - net	262,491			$266,354	266,354
Federal Home Loan Bank stock	7,732				n/a
Accrued interest receivable	919		919		919

Financial liabilities
Deposits	$230,981	$75,982	$155,537		$231,519
Federal Home Loan Bank advances	24,310		26,019		26,019
Advances by borrowers for taxes and insurance	562			$562	562
Accrued interest payable	36		36		36

Loans receivable represents the Company’s most significant financial asset, which is in Level 3 for fair value measurements. A third party provides financial modeling for the Company and results are based on assumptions and factors determined by management.

6.  Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2013	2012

Unrealized holding gains (losses) on available-for-sale securities	$(3)	$—
Tax effect	1	—
Net-of-tax amount	$(2)	$—

The following is a summary of the accumulated other comprehensive income balances, net of tax:

			Balance at
	Balance at	Current Year	September 30,
	June 30, 2013	Change	2013

Unrealized gains (losses) on available-for-sale securities	$23	$(2)	$21

Kentucky First Federal Bancorp
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties.  When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements.  Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements.  Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013.

Acquisition impact on size of the Company

On December 31, 2012, the Company acquired 100% of the outstanding common shares of CKF Bancorp.  As a result of the acquisition, the Company was much larger during the three month period ended September 30, 2013, than during the prior year period.  This difference is apparent in the Average Balance Sheets section, below, and is the basis for many of the differences found in the period-to-period comparisons.

Kentucky First Federal Bancorp
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended September 30, 2013 and 2012, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2013			2012
		Interest			Interest
	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$261,191	$3,111	4.76%	$181,814	$2,313	5.10%
Mortgage-backed securities	5,224	36	2.76	4,796	51	4.25
Other securities	6,753	7	0.42	100	—	—
Other interest-earning assets	22,816	82	1.44	11,314	61	2.16
Total interest-earning assets	295,984	3,236	4.37	198,024	2,425	4.90
Less: Allowance for loan losses	(1,318)			(859)
Non-interest-earning assets	29,768			25,106
Total assets	$324,434			$222,271
Interest-bearing liabilities:
Demand deposits	$11,957	$7	0.23%	$11,006	$7	0.25%
Savings	62,454	60	0.38	36,973	63	0.68
Certificates of deposit	152,859	301	0.79	83,022	234	1.13
Total deposits	227,270	368	0.65	131,001	304	0.93
Borrowings	23,002	85	1.48	26,038	135	2.07
Total interest-bearing liabilities	250,272	453	0.72	157,039	439	1.12
Noninterest-Bearing demand deposits	3,962			1,525
Noninterest-bearing liabilities	2,635			2,650
Total liabilities	256,869			161,214
Shareholders’ equity	67,565			61,057
Total liabilities and shareholders’ equity	$324,434			$222,271
Net interest income/average yield		$2,783	3.65%		$1,986	3.78%
Net interest margin			3.76%			4.01%
Average interest-earning assets to average interest- bearing liabilities			118.27%			126.10%

Kentucky First Federal Bancorp
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to September 30, 2013

Assets:  At September 30, 2013, the Company’s assets totaled $315.0 million, a decrease of $9.0 million, or 2.8%, from total assets at June 30, 2013.  This decrease was attributed primarily to a decrease in cash and cash equivalents and loans.

Cash and cash equivalents:  Cash and cash equivalents decreased by $3.8 million or 23.0% to $12.7 million at September 30, 2013, as excess liquidity was utilized to repay borrowings.

Loans:  Loans receivable, net, decreased by $4.3 million to $258.2 million at September 30, 2013, due primarily to low levels of loan demand and loan payoffs received.  Also, due to historically low interest rates, many home mortgages have been refinanced to long-term, fixed rate loans either with other lenders or with our banks to be sold into the secondary market.  Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.  However, loan demand continues in its weakened state as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to September 30, 2013 (continued)

Non-Performing Loans: At September 30, 2013, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $8.2 million, or 3.20% of total loans (including loans purchased in the acquisition), compared to $8.0 million or 3.04%, of total loans at June 30, 2013. The Company’s allowance for loan losses totaled $1.4 million and $1.3 million at September 30, 2013, and June 30, 2013, respectively.  The allowance for loan losses at September 30, 2013, represented 20.7% of nonperforming loans and 0.44% of total loans (including loans purchased in the acquisition), while at June 30, 2013, the allowance represented 16.4% of nonperforming loans and 0.50% of total loans.

The Company had $15.0 million in assets classified as substandard for regulatory purposes at September 30, 2013, including loans ($13.5 million) and real estate owned (“REO”) ($1.5 million), including both loans and REO acquired in the CKF Bancorp transaction.  Classified loans as a percentage of total loans (including loans acquired on December 31, 2012) was 5.8% and 6.2% at September 30, 2013 and June 30, 2013, respectively.  Of substandard loans, 99% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2013	June 30, 2013
Substandard assets	$14,966	$16,315
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$14,966	$16,315

All substandard loans were secured by real property on which the banks have priority lien position.  The table below summarizes substandard loans (including substandard loans purchased at December 31, 2012) at the dates indicated:

	September 30,		June 30,
	2013		2013
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value
(dollars in thousands)
Single family, owner occupied	59	$5,068	69	$5,404
Single family, duplex	—	—	1	37
Single family, non-owner occupied	36	3,551	37	2,477
Two- to four-family, non-owner occupied	6	598	9	1,915
Multi-family	1	1,550	1	1,550
Nonresidential real estate	8	1,854	9	2,846
Commercial nonmortgage	3	87	4	118
Land	6	738	6	771
Consumer	5	42	7	35
Total substandard loans	124	$13,488	143	$15,152

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to September 30, 2013 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2013		June 30, 2013
	Number		Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value
Single family, non-owner occupied	19	$1,270	18	$946
2-4 family, owner-occupied	2	170	2	167
5 or more family, non-owner-occupied	—	—	—	—
Building lot	4	38	4	50
Total REO	25	$1,478	24	$1,163

At September 30, 2013, and June 30, 2013, the Company had $6.3 million and $5.0 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.)  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Securities:  At September 30, 2013, the Company’s investment securities had decreased $1.1 million to $11.3 million compared to June 30, 2013, due to maturities and repayments.

Liabilities:  At September 30, 2013, the Company’s liabilities totaled $248.3 million, a decrease of $9.1 million, or 3.6%, from total liabilities at June 30, 2013.  The decrease in liabilities was attributed primarily to repayment of FHLB advances that matured, while deposits also decreased during the period.  FHLB Advances decreased $5.6 million or 22.9% from $24.3 million at June 30, 2013 to $18.7 million at September 30, 2013.  Deposits decreased $4.0 million or 1.7% to $233.3 million at September 30, 2013.

Shareholders’ Equity:  At September 30, 2013, the Company’s shareholders’ equity totaled $66.7 million, an increase of $99,000 or 0.1% from the June 30, 2013 total.  The change in shareholders’ equity is primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to September 30, 2013 (continued)

The Company paid dividends of $360,000 or 85.1% of net income for the three-month period just ended.  The Company received notice from the Federal Reserve Board on September 27, 2012, that there would be no objection to a waiver of dividends paid by Kentucky First Federal to First Federal MHC in the next twelve months.  On July 9, 2013, the members of First Federal MHC for the second time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock.  The Board of Directors of First Federal MHC applied for approval of another waiver.  As a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2014.  Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank.  Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared.  However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy.   See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for additional discussion regarding dividends.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2012

General

Net income totaled $423,000 for the three months ended September 30, 2013, a decrease of $99,000 or 19.0% from net income of $522,000 for the same period in 2012.  The decrease was primarily attributable to higher non-interest expenses, which were somewhat offset by higher net interest income, and higher provision for loan losses.

Net Interest Income

Net interest income before provision for loan losses increased $797,000 or 40.1% to $2.8 million for the three month period just ended primarily as a result of higher interest income.  Provision for loan losses totaled $282,000 and caused net interest income after provision for loan losses to increase by $541,000 or 27.6% to $2.5 million compared to net interest income of $2.0 million for the prior year period.  Core earnings increased significantly.  Interest income increased $811,000 or 33.4%, to $3.2 million, while interest expense increased only $14,000 or 3.2% to $453,000 for the three months ended September 30, 2013.

Interest income on loans increased $798,000 or 34.5% to $3.1 million, due primarily to the acquisition which occurred on December 31, 2012.  The average balance of loans outstanding increased $79.4 million to $261.1 million for the period just ended, while the average rate earned on loans outstanding for the three-month period ended September 30, 2013, decreased 33 basis points to 4.76% for the three months just ended.  Interest income on mortgage-backed residential securities decreased $15,000 or 29.4% to $36,000 for the three months ended September 30, 2013, primarily as a result of reduced rate earned, as the average of mortgage-backed securities increased $428,000 or 8.9% period to period.  Other securities, primarily composed of agency bonds, were also acquired in the acquisition, and accounted for $7,000 in interest income during the recent quarter ended, compared to nil for the prior year period.  The average balance of the other investment securities was $6.8 million for the three month period just ended and the average rate earned on those securities was 42 basis points.  There were no sales of investments during the three-month period just ended.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2013 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $64,000 or 21.1% to $368,000 for the three-month period ended September 30, 2013, primarily due to the increase in average deposits outstanding.  The increase in deposits was primarily attributed to the acquisition which occurred on December 31, 2012.  Average deposits outstanding increased $96.3 million or 73.5% to $227.3 million for the recently ended quarter, while the average rate paid on deposits declined from 93 basis points for the quarter ended September 30, 2012, to 65 basis points for the current year period.  Interest expense on borrowings decreased $50,000 or 37.0% to $85,000 for the three month period ended September 30, 2013, compared to the prior year period.  The decrease in interest expense on borrowings was attributed both to a lower rate paid on borrowings and a smaller average balance outstanding.  The average rate paid on borrowings decreased 60 basis points to 1.48% for the most recent period, while the average balance of borrowings outstanding decreased $3.0 million or 11.7% to $23.0 million for the recently ended three-month period.

Net interest margin decreased from 4.01% for the prior year quarterly period to 3.76% for the quarter ended September 30, 2013.

Provision for Losses on Loans

The Company recorded $282,000 in provision for losses on loans during the three months ended September 30, 2013, compared to a provision of $26,000 for the three months ended September 30, 2012.  The Company recorded the provision primarily in response to the default of a borrower who had several single-family residential rental properties, which led to increased charge-offs for the quarter just ended and to increase the allowance to a level that management determined appropriate.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $115,000 for the three months ended September 30, 2013, an increase of $6,000 or 0.7% from the same period in 2012.  The primary contributor to this increase was other income, which increased $58,000 to $84,000 for the quarter just ended.  Fees earned on deposit accounts acquired on December 31, 2012, are primarily responsible for this increase.  Somewhat offsetting the increase in other non-interest income were declines in net gains on sales of loans and charges for other real estate owned.  Net gains on sales of loans totaled $35,000 for the recent quarterly period ended compared to $58,000 for the prior year quarter.  The amount of gain realized on each loan is smaller than the prior period due to margin compression, which is associated with a recent rise in long-term mortgage rates.  Other real estate owned represented net charges of $27,000 for the quarterly period ended September 30, 2013, compared to net gain of $3,000 in the prior year’s quarter.  In the quarter ended September 30, 2013, the Company recorded impairment charges on REO of $17,000 in addition to the net loss on sale of REO of $10,000.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2013 and 2013 (continued)

Non-interest Expense

Non-interest expense totaled $2.0 million and $1.3 million for the three months ended September 30, 2013 and 2012, respectively, an increase of $697,000 or 54.0% period to period.  The increase was primarily related to higher costs associated with normal operations of the business acquired on December 31, 2012.  Employee compensation and benefits increased $395,000 or 46.3% due to additional personnel hired with the acquisition, as well as higher retirement expense.  Full-time equivalent employees increased from 40 at September 30, 2012 to 66 at September 30, 2013.  Foreclosure and OREO expenses (net) was $20,000 for the recently ended quarter compared to net gain of $28,000 for the prior year period.

Federal Income Tax Expense

Federal income taxes expense totaled $206,000 for the three months ended September 30, 2013, compared to $257,000 in the prior year period.  The effective tax rates were 32.8% and 33.0% for the three-month periods ended September 30, 2013 and 2012, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2013, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.           Legal Proceedings

None.

ITEM 1A.        Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2.           Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2013.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

July 1-31, 2013	—	$—	—	69,700
August 1-31, 2013	—	$—	—	69,700
September 1-30, 2013	—	$—	—	69,700

(1) On May 14, 2010, the Company announced the completion of the stock repurchase program begun on October 17, 2008 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock.  We presently have suspended repurchase activity pending expiration of the Federal Reserve’s one year limitation on repurchases following a stock issuance.  We may consider resuming the repurchase program after the expiration of that period, which occurs on January 1, 2014.

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 19, 2013	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 19, 2013	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

