Form 10-Q
period 2013-12-31
Kentucky First Federal Bancorp
filed 2014-02-14
CIK 1297341

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q
(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended            December 31, 2013
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
Yes ☐                   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:  At February 12, 2014, the latest practicable date, the Corporation had 8,529,192 shares of $.01 par value common stock outstanding.

PART I
ITEM 1: Financial Information

Kentucky First Federal Bancorp
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(In thousands, except share data)

	December 31,	June 30,
	2013	2013
ASSETS

Cash and due from financial institutions	$4,772	$4,537
Interest-bearing demand deposits	3,136	12,003
Cash and cash equivalents	7,908	16,540

Securities available for sale	224	205
Securities held-to-maturity, at amortized cost- approximate fair value of $20,869 and $12,354 at December 31, 2013 and June 30, 2013, respectively	20,200	12,232
Loans held for sale	—	196
Loans, net of allowance of $1,438 and $1,310 at December 31, 2013 and June 30, 2013, respectively	255,047	262,491
Real estate owned, net	1,660	1,163
Premises and equipment, net	4,591	4,608
Federal Home Loan Bank stock, at cost	7,732	7,732
Accrued interest receivable	928	919
Bank-owned life insurance	2,833	2,787
Goodwill	14,507	14,507
Prepaid expenses and other assets	763	682

Total assets	$316,393	$324,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$220,747	$230,981
Federal Home Loan Bank advances	27,016	24,310
Advances by borrowers for taxes and insurance	196	562
Accrued interest payable	36	36
Accrued federal income taxes	32	45
Deferred federal income taxes	152	241
Deferred revenue	639	641
Other liabilities	570	624
Total liabilities	249,388	257,440

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,751	34,732
Retained earnings	33,882	33,604
Unearned employee stock ownership plan (ESOP)	(1,569)	(1,626)
Treasury shares at cost, 22,886 common shares at both December 31, 2013 and June 30, 2013	(197)	(197)
Accumulated other comprehensive income	52	23
Total shareholders’ equity	67,005	66,622

Total liabilities and shareholders’ equity	$316,393	$324,062

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)
(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012
Interest income
Loans, including fees	$6,382	$4,608	$3,271	$2,295
Mortgage-backed securities	70	97	34	46
Other securities	14	-	7	-
Interest-bearing deposits and other	160	134	78	73
Total interest income	6,626	4,839	3,390	2,414

Interest expense
Interest-bearing demand deposits	15	14	8	7
Savings	122	120	62	57
Certificates of Deposit	592	446	291	212
Deposits	729	580	361	276
Borrowings	152	234	67	99
Total interest expense	881	814	428	375
Net interest income	5,745	4,025	2,962	2,039
Provision for loan losses	453	418	171	392
Net interest income after provision for losses on loans	5,292	3,607	2,791	1,647

Non-interest income
Earnings on bank-owned life insurance	46	45	23	23
Net gains on sales of loans	55	111	20	53
Net loss on sales of OREO	(17)	(15)	(7)	(18)
Other-than-temp impairment loss-REO	(34)	(25)	(17)	(25)
Bargain purchase gain	—	958	—	958
Other	162	52	78	26
Total non-interest income	212	1,126	97	1,017

Non-interest expense
Employee compensation and benefits	2,512	1,672	1,263	818
Occupancy and equipment	285	134	145	56
Outside service fees	79	228	43	191
Legal fees	17	89	6	42
Data processing	220	105	98	45
Auditing and accounting	99	60	66	34
FDIC insurance premiums	115	63	55	34
Franchise and other taxes	136	88	68	44
Foreclosure and OREO expenses (net)	70	(39)	50	(11)
Other	498	320	250	177
Total non-interest expense	4,031	2,720	2,044	1,430

Income before income taxes	1,473	2,013	844	1,234
Federal income taxes
Current	437	661	230	397
Deferred	15	(97)	16	(90)
Total federal income tax expense	452	564	246	307

NET INCOME	$1,021	$1,449	$598	$927

EARNINGS PER SHARE
Basic and diluted	$0.12	$0.19	$0.07	$0.12

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2013	2012	2013	2012

Net income	$1,021	$1,449	$598	$927

Other comprehensive income (loss), net of taxes (benefits: Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $15, $—, $16 and $— during the respective periods	29	—	31	—
Comprehensive income	$1,050	$1,449	$629	$927

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six months ended
	December 31,
	2013	2012

Cash flows from operating activities:
Net income	$1,021	$1,449
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	157	65
Amortization of purchased loan credit discount	(100)	—
Amortization of purchased loan premium	4	—
Amortization of deferred loan origination costs	(19)	1
Amortization of premiums on investment securities	119	—
Amortization of premiums on Federal Home Loan Bank advances	(56)	—
Amortization of premiums on deposits	(218)	—
Net gain on sale of loans	(55)	(111)
Net loss on sale of real estate owned	—	15
Write down of real estate owned	34	25
Deferred gain on sale of real estate owned	(2)	(6)
ESOP compensation expense	76	52
Amortization of stock benefit plans and stock options expense	—	12
Earnings on bank-owned life insurance	(46)	(45)
Provision for loan losses	453	418
Origination of loans held for sale	(1,502)	(2,204)
Proceeds from loans held for sale	1,753	2,356
Bargain purchase gain	—	(958)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(9)	33
Prepaid expenses and other assets	(81)	(164)
Accrued interest payable	—	(27)
Accounts payable and other liabilities	(54)	66
Federal income taxes	(116)	(300)
Net cash provided by operating activities	1,359	677

Cash flows from investing activities:
Acquisition of CKF Bancorp, Inc.	—	3,349
Purchase held to maturity U.S. Treasury notes	(10,000)	(14,000)
Securities maturities, prepayments and calls:
Held to maturity	1,913	765
Available for sale	24	18
Loans originated for investment, net of principal collected	6,575	4,699
Additions to premises and equipment, net	(140)	(3)
Net cash used by investing activities	(1,628)	(5,172)

Cash flows from financing activities:
Net change in deposits	(10,016)	(1,687)
Payments by borrowers for taxes and insurance, net	(366)	(349)
Proceeds from Federal Home Loan Bank advances	10,000	21,000
Repayments on Federal Home Loan Bank advances	(7,238)	(4,256)
Dividends paid on common stock	(743)	(561)
Treasury stock repurchases	—	(61)
Net cash provided by (used in) financing activities	(8,363)	14,086

Net increase (decrease) in cash and cash equivalents	(8,632)	9,591

Beginning cash and cash equivalents	16,540	5,735

Ending cash and cash equivalents	$7,908	$15,326

See accompanying notes.

Kentucky First Federal Bancorp
CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
(Unaudited)
(In thousands)

	Six months ended
	December 31,
	2013	2012

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$575	$945

Interest on deposits and borrowings	$1,155	$823

Transfers of loans to real estate owned, net	$(867)	$(352)

Loans made on sale of real estate owned	$35	$407

Deferred gain on sale of real estate owned	$2	$—

Capitalization of mortgage servicing rights	$13	$18

See accompanying notes.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
 December 31, 2013
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

On December 31, 2012, the Company completed its acquisition of CKF Bancorp, Inc. (“CKF Bancorp”), the parent company of Central Kentucky Federal Savings Bank (“Central Kentucky FSB”), pursuant to the provisions of the Agreement of Merger dated as of November 3, 2011 and amended as of September 28, 2012. The acquisition was accounted for using the acquisition method of accounting and resulted in the recordation of bargain purchase gain of $958,000. The results of operations associated with Central Kentucky FSB for the six months ended December 31, 2013, have been included herein.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2013, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2013 filed with the Securities and Exchange Commission.

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
December 31, 2013
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
December 31, 2013
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
December 31, 2013
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

United States generally accepted accounting principles (“U.S. GAAP”) provides up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period are analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Management has finalized the fair values of acquired assets and assumed liabilities and, as such considers such values to be the “Day One Fair Values.”

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31		Three months ended December 31
(in thousands)	2013	2012	2013	2012

Net income allocated to common shareholders, basic and diluted	$1,021	$1,449	$598	$927

	Six months ended December 31		Three months ended December 31
	2013	2012	2013	2012

Weighted average common shares outstanding, basic and diluted	8,374,184	7,544,654	8,374,184	7,544,233

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
(unaudited)

2.  Earnings per share (continued)

There were 309,800 stock option shares outstanding for the six- and three-month periods ended December 31, 2013 and 2012. The stock option shares outstanding were antidilutive for the respective periods.

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2013 and June 30, 2013, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2013
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed:residential	$138	$3	$-	$141
FHLMC stock	39	44	-	83
	$177	$47	$-	$224

Held-to-maturity Securities
Agency mortgage-backed: residential	$4,399	$142	$-	$4,541
U.S. Treasury notes	10,000	-	-	10,000
Agency bonds	5,801	527	-	6,328
	$20,200	$669	$-	$20,869

	June 30, 2013
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed:residential	$162	$4	$-	$166
FHLMC stock	8	31	-	39
	$170	$35	$-	$205

Held-to-maturity Securities
Agency mortgage-backed: residential	$5,340	$210	$49	$5,502
Agency bonds	6,892	-	39	6,852
	$12,232	$210	$88	$12,354

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
(unaudited)

3.  Investment Securities (continued)

The Company’s equity securities consist of Federal Home Loan Mortgage Company (FHLMC or Freddie Mac) stock, while our debt securities consist of agency bonds, a U.S. Treasury note, and mortgage-backed securities.  Mortgage-backed securities do not have a single maturity date.  The amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity.  Securities not due at a single maturity date are shown separately.

	December 31, 2013
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$11,013	$11,014
One to five years	4,788	5,314
Mortgage-backed	4,399	4,541
	$20,200	$20,869

Our pledged securities at December 31, 2013, and June 30, 2013 totaled $2.8 million and $3.1 million, respectively.

There were no sales of investment securities during the six month period ended December 31, 2013 or 2012 nor the fiscal year ended June 30, 2013.

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

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2013	2013

Residential real estate
One- to four-family	$201,768	$209,092
Multi-family	14,277	14,506
Construction	1,892	1,753
Land	2,451	2,821
Farm	1,662	1,843
Nonresidential real estate	22,453	22,092
Commercial nonmortgage	3,362	3,189
Consumer and other:
Loans on deposits	2,820	2,710
Home equity	5,554	5,757
Automobile	55	72
Unsecured	839	708
	257,133	264,543

Undisbursed portion of loans in process	731	833
Deferred loan origination fees (cost)	(83)	(91)
Allowance for loan losses	1,438	1,310
	$255,047	$262,491

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$871	437	$(330)	$4	$982
Multi-family	63	1	—	—	64
Construction	8	2	—	—	10
Land	12	(2)			10
Farm	6	2	—	—	8
Nonresidential real estate	94	8	—	—	102
Commercial nonmortgage	13	3	—	—	16
Consumer and other:
Loans on deposits	12	2	—	—	14
Home equity	25	3	—	—	28
Automobile	—	—	—	—	—
Unsecured	6	(3)	—	1	4
Unallocated	200	—	—	—	200
Totals	$1,310	$453	$(330)	$5	$1,438

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
(unaudited)

4.  Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$937	$164	$(123)	$4	$982
Multi-family	65	(1)	—	—	64
Construction	9	1	—	—	10
Land	11	(1)			10
Farm	8	—	—	—	8
Nonresidential real estate	102	—	—	—	102
Commercial nonmortgage	14	2	—	—	16
Consumer and other:
Loans on deposits	12	2	—	—	14
Home equity	26	2	—	—	28
Automobile	—	—	—	—	—
Unsecured	2	2	—	—	4
Unallocated	200	—	—	—	200
Totals	$1,386	$171	$(123)	$4	$1,438

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2012:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$565	$360	$113	$—	$812
Multi-family	49	38	—	—	87
Construction	3	6	—	—	9
Nonresidential real estate and land	35	24	—	—	59
Loans on deposits	7	—	—	—	7
Consumer and other	16	(10)	—	—	6
Unallocated	200	—	—	—	200
Totals	$875	$418	$113	$—	$1,180

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
(unaudited)

4.  Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2012:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$563	$334	$85	$—	$812
Multi-family	49	38	—	—	87
Construction	3	6	—	—	9
Nonresidential real estate and land	35	24	—	—	59
Loans on deposits	7	—	—	—	7
Consumer and other	16	(10)	—	—	6
Unallocated	200	—	—	—	200
Totals	$873	$392	$85	$—	$1,180

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2013. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
(unaudited)

4.  Loans receivable (continued)

December 31, 2013:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,664	$2,240	$6,904	$13	$—	$13
Multi-family	1,550	—	1,550
Land	—	368	368
Nonresidential real estate	1,286	837	2,123	—	—	—
Commercial and industrial	—	102	102	—	—	—
Consumer and other
Automobile	—	—	—	—	—	—
Unsecured	—	20	20	—	—	—
	$7,500	$3,567	11,067	13	—	13

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$194,864	$969	$—	$969
Multi-family			12,727	64	—	64
Construction			1,892	10	—	10
Land			2,083	10	—	10
Farm			1,662	8	—	8
Nonresidential real estate			20,330	102	—	102
Commercial and industrial			3,260	16	—	16
Consumer and other
Loans on deposits			2,820	14	—	14
Home equity			5,554	28	—	28
Automobile			55	—	—	—
Unsecured			819	4	—	4
Unallocated			—	—	200	200
			246,066	1,225	200	1,425
			$257,133	$1,238	$200	$1,438

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
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

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
(unaudited)

4.  Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended December 31, 2013 and 2012:

December 31, 2013:

	Unpaid
	Principal	Allowance
	Balance and	for Loan	Average	Interest	Cash Basis
	Recorded	Losses	Recorded	Income	Income
(in thousands)	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
One- to four-family	$4,457	$—	$3,056	$—	$—
Multi-family	1,550	—	1,063	—	—
Nonresidential real estate	1,286	—	882	—	—
Purchased credit-impaired loans	3,567	—	3,846	—	—
	10,860	—	8,847	—	—
With an allowance recorded:
One- to four-family	207	13	210	—	—
	$11,067	$13	$9,057	$—	$—

December 31, 2012:

	Unpaid
	Principal	Allowance
	Balance and	for Loan	Average	Interest	Cash Basis
	Recorded	Losses	Recorded	Income	Income
(in thousands)	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded:
One- to four-family	$3,253	$—	$2,965	$33	$33
Purchased credit-impaired loans	8,988	—	—	—	—
	12,241	—	2,965	33	33

With an allowance recorded:
One- to four-family	665	35	539	2	2
	$12,906	$35	$3,504	$35	$35

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
(unaudited)

4.  Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2013, and June 30, 2013:

	December 31, 2013		June 30, 2013
		Loans Past		Loans Past
		Due Over 90		Due Over 90
		Days Still		Days Still
(in thousands)	Nonaccrual	Accruing	Nonaccrual	Accruing

One- to four-family residential real estate	$5,699	$2,032	$5,989	$1,972
Multi-family	486		—	—
Nonresidential real estate and land	154	—	—	—
Commercial nonmortgage	34	—	—	—
Consumer and other	31	—	—	—
	$6,404	$2,032	$5,989	$1,972

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At December 31, 2013 and June 30, 2013, the Company had $2.6 million and $2.9 million of loans classified as TDRs, respectively. Of the TDRs at December 31, 2013, approximately 59.2% were residential real estate loans involving the Banks’ conceding to refinance a loan to then-current market interest rates despite poor credit history or a high loan-to-value ratio and approximately 40.8% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of his debt to the Banks.

The following table presents TDRs by loan type and accrual status:

Troubled Debt
	Restructurings on	Troubled Debt	Total Troubled
December 31, 2013	Non-Accrual	Restructurings on	Debt
(in thousands)	Status	Accrual Status	Restructurings

One- to four-family residential real estate	$2,392	$242	$2,634

Troubled Debt
	Restructurings on	Troubled Debt	Total Troubled
June 30, 2013	Non-Accrual	Restructurings on	Debt
(in thousands)	Status	Accrual Status	Restructurings

One- to four-family residential real estate	$2,211	$659	$2,870

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
December 31, 2013
(unaudited)

4.  Loans receivable (continued)

		Troubled Debt
	Troubled Debt	Restructurings
	Restructurings	Not Performing	Total Troubled
	Performing to	to Modified	Debt
(in thousands)	Modified Terms	Terms	Restructurings

December 31, 2013
One- to four- family residential real estate	$1,921	$713	$2,634

June 30, 2013
One- to four- family residential real estate	$1,542	$1,328	$2,870

During the period ended December 31, 2013, the term of one single family residential real estate loan was restructured pursuant to a bankruptcy.

During the period ended December 31, 2012, the terms of three loans were recognized as TDRs because the borrower completed Chapter 7 bankruptcy proceedings without reaffirming his personal obligation under the mortgage on his principal residence.

The following table summarizes TDR loan modifications for the three months ended December 31, 2013 and 2012, and their performance, by modification type:

		Troubled Debt
	Troubled Debt	Restructurings
	Restructurings	Not Performing	Total Troubled
	Performing to	to Modified	Debt
(in thousands)	Modified Terms	Terms	Restructurings

Three months ended December 31, 2013
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	42	—	42
Total troubled debt restructures	$42	$—	$42

Three months ended December 31, 2012
Residential real estate:
Rate reduction	$78	$247	$325
Bankruptcies	600	—	600
Total troubled debt restructures	$678	$247	$925

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
(unaudited)

4. Loans receivable (continued)

During the six months ended December 31, 2013, the Company restructured six loans with premodification balances of $385,000 and postmodification balances of $390,000.

During the six months ended December 31, 2012, the Company restructured eleven loans with premodification balances of $668,000 and postmodification balances of $672,000.

The following table summarizes TDR loan modifications that occured during the six months ended December 31, 2013 and 2012, and their performance, by modification type

		Troubled Debt
	Troubled Debt	Restructurings
	Restructurings	Not Performing	Total Troubled
	Performing to	to Modified	Debt
(in thousands)	Modified Terms	Terms	Restructurings

Six months ended December 31, 2013
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	376	—	376
Total troubled debt restructures	$376	$—	$376

Six months ended December 31, 2012
Residential real estate:
Rate reduction	$184	$247	$431
Bankruptcies	706	—	706
Total troubled debt restructures	$890	$247	$1,137

The Company had no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013, or at June 30, 2013. The Company had no commitments to lend on loans classified as TDRs at December 31, 2013 or June 30, 2013.

The TDRs described above increased the allowance for loan losses as a result of $194,000 in charge offs during the six months ended December 31, 2013. There was one TDR that defaulted during the six- and three-month periods ended December 31, 2013, as a result of filing bankruptcy. No TDRs defaulted in the six-month period ended December 31, 2012.

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2013, by class of loans:

		90 Days or		Loans
	30-89 Days	Greater Past	Total Past	Not Past
(in thousands)	Past Due	Due	Due	Due	Total

Residential real estate:
One-to four-family	$6,383	$5,203	$11,586	$190,182	$201,768
Multi-family	—	—	—	14,277	14,277
Construction	—	—	—	1,892	1,892
Land	395	408	803	1,648	2,451
Farm	—	—	—	1,662	1,662
Nonresidential real estate	—	134	134	22,319	22,453
Commercial non-mortgage	—	37	37	3,325	3,362
Consumer and other:
Loans on deposits	—	—	—	2,820	2,820
Home equity	52	—	52	5,502	5,554
Automobile	—	—	—	55	55
Unsecured	65	31	96	743	839
Total	$6,895	$5,813	$12,708	$244,425	$257,133

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2013, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,290	$5,034	$10,324	$198,768	$209,092
Multi-family	—	—	—	14,506	14,506
Construction	42	—	42	1,711	1,753
Land	—	—	—	2,821	2,821
Farm	—	—	—	1,843	1,843
Nonresidential real estate	35	140	175	21,917	22,092
Commercial and industrial	—	—	—	3,189	3,189
Consumer and other:
Loans on deposits	—	—	—	2,710	2,710
Home equity	23	23	46	5,711	5,757
Automobile	29	—	29	43	72
Unsecured	—	48	48	660	708
Total	$5,419	$5,245	$10,664	$253,879	$264,543

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$6,481	$6,852	$—	$188,435
Multi-family	12,727	—	1,550	—	—
Construction	1,892	—	—	—	—
Land	2,083	—	368
Farm	1,662	—	—	—	—
Nonresidential real estate	19,362	968	2,123	—	—
Commercial and industrial	3,260	—	102	—	—
Consumer and other:
Loans on deposits	2,820	—	—	—	—
Home equity	5,554	—	—	—	—
Automobile	55	—	—	—	—
Unsecured	810	9	20	—	—
	$50,225	$7,458	$11,015	$—	$188,435

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
(unaudited)

4. Loans receivable (continued)

At June 30, 2013, the risk category of loans by class of loans was as follows:

		Special
(in thousands)	Pass	Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$4,923	$9,832	$—	$194,337
Multi-family	12,956	—	1,550	—	—
Construction	1,753	—	—	—	—
Land	2,050	—	771	—	—
Farm	1,843	—	—	—	—
Nonresidential real estate	19,246	—	2,846	—	—
Commercial and industrial	3,071	—	118	—	—
Consumer and other:
Loans on deposits	2,710	—	—	—	—
Home equity	5,757	—	—	—	—
Automobile	37	—	38	—	—
Unsecured	681	27	—	—	—
	$50,104	$4,950	$15,155	$—	$194,337

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $922,000 and $1.2 million at December 31, 2013 and June 30, 2013, respectively, is as follows:

(in thousands)	December 31, 2013	June 30, 2013

One- to four-family residential real estate	$2,380	$2,771
Land	683	720
Nonresidential real estate	521	529
Commercial nonmortgage	102	119
Consumer	20	23
Outstanding balance	$3,706	$4,162

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

	Three months	Six months
	ended	ended	Twelve
	December 31,	December 31,	months ended
(in thousands)	2013	2013	June 30, 2013

Balance at beginning of period	$1,711	$1,294	$—
New loans purchased	—	—	1,423
Accretion of income	(100)	(100)	(129)
Reclassifications from nonaccretable difference	—	417	—
Disposals	—	—	—
Balance at end of period	$1,611	$1,611	$1,294

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2013, nor for the six- or three-month periods ended December 31, 2013. Neither were any allowance for loan losses reversed during those periods.

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
December 31, 2013
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
December 31, 2013
(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)
Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2013
Agency mortgage-backed: residential	$141	$—	$141	$—
FHLMC stock	83	—	83	—
	$224	$—	$224	$—
June 30, 2013
Agency mortgage-backed: residential	$166	$—	$166	$—
FHLMC stock	39	—	39	—
	$205	$—	$205	$—

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
		Assets	Inputs	Inputs
(in thousands)	Fair Value	(Level 1)	(Level 2)	(Level 3)

December 31, 2013
Impaired loans
One- to four-family	$693	$—	$—	$693

Other real estate owned, net
One- to four-family	667	—	—	667
Land	15	—	—	15

June 30, 2013
Impaired loans
One- to four-family	$213	$—	$—	$213

Other real estate owned, net
One- to four-family	633	—	—	633
Land	15	—	—	15

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired loans, which are measured using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $207,000 and $213,000 at December 31, 2013 and June 30, 2013, with specific valuation allowance of $13,000 and $14,000, respectively. Other real estate owned measured at fair value less costs to sell, had carrying amounts of $682,000 and $648,000 at December 31, 2013 and June 30, 2013, respectively.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2013:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
One- to four- family	$693	Sales comparison approach	Adjustments for differences between comparable sales	-21.1% to 40.0% (5.36%)

Foreclosed and repossessed assets:
1-4 family	$667	Sales comparison approach	Adjustments for differences between comparable sales	0.5% to 18.6% (8.6%)
Land	$15	Sales comparison approach	Adjustments for differences between comparable sales	-66.7 to 73.3% (40.0%)

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

The following methods were used to estimate the fair value of all other financial instruments at December 31, 2013 and June 30, 2013:

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
December 31, 2013
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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at December 31, 2013 and June 30, 2013, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2013 and June 30, 2013 are as follows:

		Fair Value Measurements at
		December 31, 2013 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$7,908	$7,908			$7,908
Available-for-sale securities	224		$224		224
Held-to-maturity securities	20,200		20,869		20,869
Loans receivable - net	255,047			$263,122	263,122
Federal Home Loan Bank stock	7,732				n/a
Accrued interest receivable	928		928		928

Financial liabilities
Deposits	$220,747	$82,007	$139,085		$221,092
Federal Home Loan Bank advances	27,016		28,433		28,433
Advances by borrowers for taxes and insurance	196			196	196
Accrued interest payable	36	1	35		36

Kentucky First Federal Bancorp
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2013
(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at June 30, 2013 were as follows:

		Fair Value Measurements at
	Carrying	June 30, 2013 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,540	$16,540			$16,540
Available-for-sale securities	205		$205		205
Held-to-maturity securities	12,232		12,354		12,354
Loans held for sale	196		196		196
Loans receivable - net	262,491			$266,354	266,354
Federal Home Loan Bank stock	7,732				n/a
Accrued interest receivable	919		919		919

Financial liabilities
Deposits	$230,981	$75,982	$155,537		$231,519
Federal Home Loan Bank advances	24,310		26,019		26,019
Advances by borrowers for taxes and insurance	562			$562	562
Accrued interest payable	36		36		36

Loans receivable represents the Company’s most significant financial asset, which is in Level 3 for fair value measurements. A third party provides financial modeling for the Company and results are based on assumptions and factors determined by management.

6. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

			Balance at
	Balance at	Current Year	December 31,
	June 30, 2013	Change	2013

Unrealized gains (losses) on available-for-sale securities	$23	$29	$52

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended December 31,
(in thousands)	2013	2012

Unrealized holding gains (losses) on available-for-sale securities	$47	$1
Tax effect	18	—
Net-of-tax amount	$29	$1

	Three months ended December 31,
(in thousands)	2013	2012

Unrealized holding gains (losses) on available-for-sale securities	$48	$—
Tax effect	17	—
Net-of-tax amount	$31	$—

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

Acquisition impact on size of the Company

On December 31, 2012, the Company acquired 100% of the outstanding common shares of CKF Bancorp.  As a result of the acquisition, the Company was much larger during the six- and three-month periods ended December 31, 2013, than during the prior year periods.  This difference is apparent in the Average Balance Sheets section, below, and is the basis for many of the differences found in the period-to-period comparisons.

Kentucky First Federal Bancorp
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2013 and 2012, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2013			2012
		Interest			Interest
	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$259,965	$6,382	4.91%	$181,092	$4,608	5.09%
Mortgage-backed securities	4,993	70	2.80	5,559	97	3.49
Other securities	7,613	14	0.37	100	—	—
Other interest-earning assets	19,106	160	1.67	10,149	134	2.64
Total interest-earning assets	291,677	6,626	4.54	196,900	4,839	4.92
Less: Allowance for loan losses	(1,351)			(864)
Non-interest-earning assets	29,094			24,926
Total assets	$319,420			$220,962
Interest-bearing liabilities:
Demand deposits	$8,907	$15	0.34%	$12,339	$14	0.23%
Savings	65,555	122	0.37	37,260	120	0.64
Certificates of deposit	150,372	592	0.79	82,074	446	1.09
Total deposits	224,834	729	0.65	131,673	580	0.88
Borrowings	21,274	152	1.43	26,416	234	1.77
Total interest-bearing liabilities	246,108	881	0.72	158,089	814	1.03
Noninterest-Bearing demand deposits	3,664			1,487
Noninterest-bearing liabilities	2,396			2,644
Total liabilities	252,168			162,220
Shareholders’ equity	67,252			58,742
Total liabilities and shareholders’ equity	$319,420			$220,962
Net interest income/average yield		$5,745	3.82%		$4,025	3.89%
Net interest margin			3.94%			4.09%
Average interest-earning assets to average interest-bearing liabilities			118.52%			124.55%

Kentucky First Federal Bancorp
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended December 31, 2013 and 2012, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2013			2012
		Interest			Interest
	Average	And	Yield/	Average	And	Yield/
	Balance	Dividends	Cost	Balance	Dividends	Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$257,559	$3,271	5.08%	$180,440	$2,295	5.09%
Mortgage-backed securities	4,763	34	2.86	6,322	46	2.91
Other securities	8,473	7	0.33	100	—	—
Other interest-earning assets	16,376	78	1.91	9,653	73	3.03
Total interest-earning assets	287,171	3,390	4.72	196,515	2,414	4.91
Less: Allowance for loan losses	(1,384)			(869)
Non-interest-earning assets	29,355			28,910
Total assets	$315,142			$224,556
Interest-bearing liabilities:
Demand deposits	$6,306	$8	0.51%	$16,195	$7	0.17%
Savings	68,892	62	0.36	37,358	57	0.61
Certificates of deposit	147,885	291	0.79	81,126	212	1.05
Total deposits	223,083	361	0.65	134,679	276	0.82
Borrowings	19,547	67	1.37	26,795	99	1.48
Total interest-bearing liabilities	242,630	428	0.71	151,474	375	0.93
Noninterest-Bearing demand deposits	3,664			1,487
Noninterest-bearing liabilities	2,296			2,609
Total liabilities	248,590			165,570
Shareholders’ equity	66,552			58,986
Total liabilities and shareholders’ equity	$315,142			$224,556
Net interest income/average yield		$2,962	4.01%		$2,039	3.98%
Net interest margin			4.13%			4.15%
Average interest-earning assets to average interest-bearing liabilities			118.36%			121.70%

Kentucky First Federal Bancorp
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to December 31, 2013

Assets:  At December 31, 2013, the Company’s assets totaled $316.4 million, a decrease of $7.7 million, or 2.4%, from total assets at June 30, 2013.  This decrease was attributed primarily to a decrease in cash and cash equivalents and loans.

Cash and cash equivalents:  Cash and cash equivalents decreased by $8.6 million or 52.2% to $7.9 million at December 31, 2013, as excess liquidity was utilized to repay borrowings.

Loans:  Loans receivable, net, decreased by $7.4 million or 2.8% to $255.0 million at December 31, 2013, due primarily to low levels of loan demand and loan payoffs received.  Also, due to historically low interest rates, many home mortgages have been refinanced to long-term, fixed rate loans either with other lenders or with our banks to be sold into the secondary market.  Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.  However, loan demand continues in its weakened state as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Non-Performing Loans:  At December 31, 2013, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $8.4 million, or 3.3% of total loans (including loans purchased in the acquisition), compared to $8.0 million or 3.04%, of total loans at June 30, 2013.  The Company’s allowance for loan losses totaled $1.4 million and $1.3 million at December 31, 2013, and June 30, 2013, respectively.  The allowance for loan losses at December 31, 2013, represented 17.1% of nonperforming loans and 0.56% of total loans (including loans purchased in the acquisition), while at June 30, 2013, the allowance represented 16.4% of nonperforming loans and 0.50% of total loans.

The Company had $12.7 million in assets classified as substandard for regulatory purposes at December 31, 2013, including loans ($11.0 million) and real estate owned (“REO”) ($1.7 million), including both loans and REO acquired in the CKF Bancorp transaction.  Classified loans as a percentage of total loans (including loans acquired on December 31, 2012) was 4.3% and 6.2% at December 31, 2013 and June 30, 2013, respectively.  Of substandard loans, 99% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to December 31, 2013 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

	December 31,
(dollars in thousands)	2013	June 30, 2013
Substandard assets	$12,675	$16,315
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$12,675	$16,315

All substandard loans were secured by real property on which the banks have priority lien position.  The table below summarizes substandard loans (including substandard loans purchased at December 31, 2012) at the dates indicated:

	December 31,		June 30,
	2013		2013
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value
(dollars in thousands)
Single family, owner occupied	94	$5,679	69	$5,404
Single family, duplex	—	—	1	37
Single family, non-owner occupied	6	687	37	2,477
Two- to four-family, non-owner occupied	11	486	9	1,915
Multi-family	34	1,550	34	1,550
Nonresidential real estate	7	2,123	9	2,846
Commercial nonmortgage	—	102	4	118
Land	7	368	6	771
Consumer	—	20	7	35
Total substandard loans	159	$11,015	176	$15,152

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to December 31, 2013 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2013		June 30, 2013
	Number		Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	14	$1,622	18	$946
2-4 family, owner-occupied	—	—	2	167
5 or more family, non-owner-occupied	—	—	—	—
Building lot	3	38	4	50
Total REO	17	$1,660	24	$1,163

At December 31, 2013, and June 30, 2013, the Company had $7.4 million and $5.0 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.)  This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Securities:  At December 31, 2013, the Company’s investment securities had increased $8.0 million or 64.2% to $20.4 million compared to June 30, 2013, due primarily to the purchase of a $10.0 million short-term U.S. Treasury note.  The Treasury note had matured prior to the filing of this document.

Liabilities:  At December 31, 2013, the Company’s liabilities totaled $249.4 million, a decrease of $8.1 million, or 3.1%, from total liabilities at June 30, 2013.  The decrease in liabilities was attributed primarily to a decrease in deposits.  Deposits decreased $10.2 million or 4.4% to $220.7 million at December 31, 2013, as certificate of deposit customers have sought higher yields elsewhere.  FHLB advances increased $2.7 million or 11.1% from $24.3 million at June 30, 2013 to $27.0 million at December 31, 2013, primarily to fund the purchase of a short-term U.S. Treasury note.

Shareholders’ Equity:  At December 31, 2013, the Company’s shareholders’ equity totaled $67.0 million, an increase of $383,000 or 0.6% from the June 30, 2013 total.  The change in shareholders’ equity is primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to December 31, 2013 (continued)

The Company paid dividends of $743,000 or 72.8% of net income for the six month period just ended.  The Company received notice from the Federal Reserve Board on August 6, 2013, that there would be no objection to a waiver of dividends paid by Kentucky First Federal to First Federal MHC in the next twelve months.  On July 9, 2013, the members of First Federal MHC for the second time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock.  The Board of Directors of First Federal MHC applied for approval of another waiver.  As a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2014.  Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank.  Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared.  However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy.   See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for additional discussion regarding dividends.

Comparison of Operating Results for the Six Month Periods Ended December 31, 2013 and 2012

General

Net income totaled $1.0 million for the six months ended December 31, 2013, a decrease of $428,000 or 29.5% from net income of $1.4 million for the same period in 2012.  The decrease in net income was primarily attributable to a $958,000 bargain purchase gain recognized in the 2012 period, which was a result of the acquisition of CKF Bancorp, Inc. (“CKF Bancorp”), on December 31, 2012.  No CKF Bancorp operations are included in the Company’s reported earnings for the 2012 period, while the Company’s results of operations for the 2013 period include operations acquired from CKF Bancorp.

Net Interest Income

Net interest income after provision for loan losses increased $1.7 million or 46.7% to $5.3 million for the six months recently ended compared to $3.6 million for the six months ended December 31, 2012, due primarily to the larger operation base resulting from the acquisition of CKF Bancorp.  Provision for loan losses increased $35,000 or 8.4% to $453,000 for the six month period just ended compared to $418,000 for the prior year period.  Core earnings increased significantly.  Interest income increased $1.8 million or 36.9%, to $6.6 million, while interest expense increased only $67,000 or 8.2% to $881,000 for the six months ended December 31, 2013, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans increased $1.8 million or 38.5% to $6.4 million, due primarily to the CKF Bancorp acquisition.  The average balance of loans outstanding increased $78.9 million to $260.0 million for the six month period just ended, while the average rate earned on loans outstanding decreased 18 basis points to 4.91% for the period.  Interest income on mortgage-backed residential securities (“MBS”) decreased $27,000 or 27.8% to $70,000 for the six months ended December 31, 2013, due both to a reduced rate earned and a reduction in the average balance.  The rate earned on MBS decreased 69 basis points to 2.80% for the recently ended period, primarily due to the CKF Bancorp acquisition and the adjustment to fair market value for MBS acquired pursuant to acquisition accounting procedures.  Other securities, primarily composed of agency bonds, were also acquired in the acquisition, and accounted for $14,000 in interest income during the recent six month period, compared to nil for the prior year period.  The average balance of the other investment securities was $7.6 million for the six month period just ended and the average rate earned on those securities was 37 basis points.  There were no sales of investments during the six month period just ended.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six Month Periods Ended December 31, 2013 and 2012 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $149,000 or 25.7% to $729,000 for the  six month period ended December 31, 2013, due to the increase in average deposits outstanding.  The increase in deposits was primarily attributed to the CKF Bancorp acquisition.  Average deposits outstanding increased $93.2 million or 70.8% to $224.8 million for the recently ended six month period, while the average rate paid on deposits declined from 23 basis points to 65 basis points for the current year period.  Interest expense on borrowings decreased $82,000 or 35.0% to $152,000 for the six month period ended December 31, 2013, compared to the prior year period.  The decrease in interest expense on borrowings was attributed both to a lower rate paid on borrowings and a smaller average balance outstanding.  The average rate paid on borrowings decreased 34 basis points to 1.43% for the recently ended six month period, while the average balance of borrowings outstanding decreased $5.1 million or 19.5% to $21.3 million.

Net interest margin decreased from 4.09% for the prior year period to 3.94% for the six months ended December 31, 2013.

Provision for Losses on Loans

The Company recorded $453,000 in provision for losses on loans during the six months ended December 31, 2013, compared to a provision of $418,000 for the six months ended December 31, 2012.  The increased provision was primarily due to decline in fair value of underlying collateral on two impaired, collateral-dependent loans. The loans were both secured by one- to four- family residential properties. While one property was taken as real estate owned, the other loan, which is secured by nine properties, is currently in foreclosure.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $212,000 for the six months ended December 31, 2013, a decrease of $914,000 or 81.2% from the same period in 2012.  The decrease in non-interest income was primarily attributable to a $958,000 bargain purchase gain recognized in the 2012 period, which was a result of the CKF Bancorp acquisition.  Also contributing to the decrease was lower net gains on sales of loans, which decreased $56,000 or 50.5% to $55,000 for the six months just ended.  The Company had both fewer loans and lower dollar volume of long-term, fixed rate loans that it sold to the FHLB during the period due to lower customer demand.  The amount of gain realized on each loan was smaller in the period just ended than the prior period due to margin compression, which was associated with a recent rise in long-term mortgage rates.  Other income increased $110,000 or 211.5% to $162,000 for the six month period just ended, primarily attributable to fees earned on deposit accounts acquired from CKF Bancorp.  Other real estate owned represented net charges of $51,000 for the six month period ended December 31, 2013, compared to net charges of $40,000 in the prior year period.  Included in the net charges for other real estate owned for the six months ended December 31, 2013, were impairment charges on REO of $34,000 in addition to the net loss on sale of REO of $17,000.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six Month Periods Ended December 31, 2013 and 2012 (continued)

Non-interest Expense

Non-interest expense totaled $4.0 million and $2.7 million for the six months ended December 31, 2013 and 2012, respectively, an increase of $1.3 million or 48.2% period to period.  The increase was primarily related to higher costs associated with normal operations of the CKF Bancorp acquisition.  Employee compensation and benefits increased $840,000 or 50.2% due to additional personnel hired with the acquisition, as well as higher retirement expense.  Foreclosure and OREO expenses (net) was $70,000 for the recently ended six month period compared to net gain of $39,000 for the prior year period.  Somewhat offsetting the increases in non-interest expenses due to increased size of operation, outside service fees and legal fees decreased $149,000 and $72,000, respectively, period to period.  Outside service and legal fees incurred in the prior year period were primarily associated with the CKF Bancorp acquisition.

Federal Income Tax Expense

Federal income taxes expense totaled $452,000 for the six months ended December 31, 2013, compared to $564,000 in the prior year period.  The effective tax rates were 30.7% and 28.0% for the  six month periods ended December 31, 2013 and 2012, respectively.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2013 and 2012

General

Net income totaled $598,000 for the three months ended December 31, 2013, a decrease of $329,000 or 35.5% from net income of $927,000 for the same period in 2012.  The decrease was primarily attributable to the bargain purchase gain recognized in the 2012 period.

Net Interest Income

Net interest income after provision for loan losses increased $1.1 million or 69.5% to $2.8 million for the three month period just ended compared to $1.7 million for the prior year quarter.  Net interest income before provision for loan loss increased $923,000 or 45.3% to $3.0 million for the quarter ended December 31, 2013, primarily because of the larger operating base of the Company.  Provision for losses on loans decreased $221,000 to $171,000 for the recently-ended quarter compared to a provision of $392,000 in the prior year period.  Core earnings improved significantly.  Interest income increased by $976,000, or 40.4%, to $3.4 million, while interest expense increased only $53,000 or 14.1% to $428,000 for the three months ended December 31, 2013, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans increased $976,000 or 42.5% to $3.3 million, due primarily to an increase in the average size of the loan portfolio.  The average balance of loans outstanding for the three month period ended December 31, 2013, increased $77.1 million to $257.6 million, while the average rate earned decreased only 1 basis points to 5.08% for the period.  Interest income on mortgage-backed residential securities decreased $12,000 or 26.1% to $34,000 for the three months ended December 31, 2013, primarily as a result of reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company.  There were no sales of investments during the three month period just ended.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2013 and 2012
(continued)

Interest expense on deposits increased $85,000 or 30.8% to $361,000 for the three month period ended December 31, 2013, while interest expense on borrowings decreased $32,000 or 32.3% to $67,000 for the same period.  The increase in interest expense on deposits was attributed to an increase in the average balance of deposits, as the average rate paid on deposits declined.  The average balance of deposits increased $88.4 million to $223.1 million for the most recent period, while the average balance paid on deposits decreased 17 basis points to 0.65%.  The increase in average deposits was attributed to the CKF Bancorp acquisition.  The decrease in interest expense on borrowings was attributed both to lower outstanding balances and a lower rate paid on amounts outstanding.   The average balance of borrowings outstanding decreased $7.2 million or 27.0% to $19.5 million for the recently ended three month period, while the average rate paid on borrowings decreased 11 basis points to 1.37% for the most recent period.

Net interest margin decreased from 4.15% for the prior year quarterly period to 4.13% for the quarter ended December 31, 2013.

Provision for Losses on Loans

The Company recorded $171,000 in provision for losses on loans during the three months ended December 31, 2013, compared to a $392,000 provision for the three months ended December 31, 2012, primarily due to decline in fair value of collateral on an impaired single family residential property, which the Company acquired in foreclosure proceedings.  There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2013 and 2012 (continued)

Non-interest Income

Non-interest income totaled $97,000 for the three months ended December 31, 2013, a decrease of $920,000 from the same period in 2012, primarily due to the bargain purchase gain noted previously.  Also contributing to the decrease in non-interest income was a decrease in net gains on sales of loans, which totaled $20,000 for the recent quarterly period ended compared to $53,000 for the prior year quarter.

Non-interest Expense

Non-interest expense totaled $2.0 million for the three months ended December 31, 2013, compared to $1.4 million for 2012 period.  The increase was generally attributed to higher operating costs associated with the CKF Bancorp acquisition.  The increase primarily related to higher costs associated with employee compensation and benefits, which increased $445,000 or 54.4% from period to period and were linked to a higher employee base due to the CKF Bancorp acquisition.

Federal Income Tax Expense

Federal income taxes expense totaled $278,000 for the three months ended December 31, 2013, compared to $307,000 in the prior year period.  The effective tax rates were 32.9% and 24.9% for the three-month periods ended December 31, 2013 and 2012, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2013, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)           The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2013.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

October 1-31, 2013	—	$—	—	69,700
November 1-30, 2013	—	$—	—	69,700
December 1-31, 2013	—	$—	—	69,700

(1)  On January 16, 2014, the Company announced the completion of the stock repurchase program begun on May 14, 2010 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock.  Repurchase activity for the previous program was suspended pending expiration of the Federal Reserve’s one year limitation on repurchases following a stock issuance.

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2014	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 14, 2014	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

