Form 10-Q
period 2014-03-31
Kentucky First Federal Bancorp
filed 2014-05-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                           March 31, 2014

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

Yes ☐               No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 12, 2014, the latest practicable date, the Corporation had 8,524,192 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2014	2013
ASSETS

Cash and due from financial institutions	$4,357	$4,537
Interest-bearing demand deposits	8,631	12,003
Cash and cash equivalents	12,988	16,540

Securities available for sale	250	205
Securities held-to-maturity, at amortized cost- approximate fair value of $10,010 and $12,354 at March 31, 2014 and June 30, 2013, respectively	9,877	12,232
Loans held for sale	—	196
Loans, net of allowance of $1,462 and $1,310 at March 31, 2014 and June 30, 2013, respectively	251,179	262,491
Real estate owned, net	1,842	1,163
Premises and equipment, net	4,597	4,608
Federal Home Loan Bank stock, at cost	6,482	7,732
Accrued interest receivable	900	919
Bank-owned life insurance	2,856	2,787
Goodwill	14,507	14,507
Prepaid expenses and other assets	614	682

Total assets	$306,092	$324,062

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$218,521	$230,981
Federal Home Loan Bank advances	18,229	24,310
Advances by borrowers for taxes and insurance	411	562
Accrued interest payable	37	36
Accrued federal income taxes	211	45
Deferred federal income taxes	276	241
Deferred revenue	635	641
Other liabilities	644	624
Total liabilities	238,964	257,440

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,678	34,732
Retained earnings	33,989	33,604
Unearned employee stock ownership plan (ESOP)	(1,456)	(1,626)
Treasury shares at cost, 27,886 and 22,886 common shares at March 31, 2014 and June 30, 2013, respectively	(239)	(197)
Accumulated other comprehensive income	70	23
Total shareholders’ equity	67,128	66,622

Total liabilities and shareholders’ equity	$306,092	$324,062

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013
Interest income
Loans, including fees	$9,519	$8,059	$3,137	$3,451
Mortgage-backed securities	102	143	32	46
Other securities	22	9	8	9
Interest-bearing deposits and other	237	210	77	76
Total interest income	9,880	8,421	3,254	3,582
Interest expense
Interest-bearing demand deposits	22	30	7	16
Savings	180	166	58	46
Certificates of Deposit	839	723	247	277
Deposits	1,041	919	312	339
Borrowings	217	336	65	102
Total interest expense	1,258	1,255	377	441
Net interest income	8,622	7,166	2,877	3,141
Provision for loan losses	531	579	78	161
Net interest income after provision for losses on loans	8,091	6,587	2,799	2,980
Non-interest income
Earnings on bank-owned life insurance	68	67	22	22
Net gains on sales of loans	55	142	—	31
Net gain (loss) on sales of REO	(10)	34	7	49
Valuation adjustment for REO	(34)	(99)	—	(74)
Bargain purchase gain	—	958	—	—
Other	240	133	78	81
Total non-interest income	319	1,235	107	109
Non-interest expense
Employee compensation and benefits	3,908	2,986	1,396	1,314
Occupancy and equipment	409	273	124	139
Outside service fees	104	252	25	24
Legal fees	27	170	10	81
Data processing	327	244	107	139
Auditing and accounting	165	103	66	43
FDIC insurance premiums	172	140	57	77
Franchise and other taxes	203	156	67	68
Foreclosure and OREO expenses (net)	107	(17)	37	22
Other	721	552	223	232
Total non-interest expense	6,143	4,859	2,112	2,139

Income before income taxes	2,267	2,963	794	950
Federal income tax expense	755	884	303	320
NET INCOME	$1,512	$2,079	$491	$630
EARNINGS PER SHARE
Basic and diluted	$0.18	$0.27	$0.06	$0.08
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes.

4

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2014	2013	2014	2013

Net income	$1,512	$2,079	$491	$630

Other comprehensive income, net of taxes: Unrealized holding gains on securities designated as available for sale, net of taxes of $24, $4, $9 and $4 during the respective periods	47	8	18	8
Comprehensive income	$1,559	$2,087	$509	$638

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2014	2013

Cash flows from operating activities:
Net income	$1,512	$2,079
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	218	118
Accretion of purchased loan discount	(125)	—
Amortization of purchased loan premium	7	—
Amortization (accretion) of deferred loan origination costs	(17)	15
Amortization (accretion) of premiums on investment securities	169	(73)
Accretion of premiums on Federal Home Loan Bank advances	(56)	(42)
Accretion of premiums on deposits	(316)	(181)
Net gain on sale of loans	(55)	(142)
Net loss (gain) on sale of real estate owned	—	(34)
Valuation adjustments of real estate owned	34	99
Deferred gain on sale of real estate owned	(6)	70
ESOP compensation expense	116	46
Stock benefit plans and stock options expense	—	65
Earnings on bank-owned life insurance	(69)	(67)
Provision for loan losses	531	579
Origination of loans held for sale	(1,502)	(2,567)
Proceeds from loans held for sale	1,753	3,105
Proceeds from Federal Home Loan Bank stock repurchase	1,250	—
Bargain purchase gain	—	(958)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	19	(64)
Prepaid expenses and other assets	68	24
Accrued interest payable	1	(41)
Accounts payable and other liabilities	20	186
Federal income taxes	177	(53)
Net cash provided by operating activities	3,729	2,164

Cash flows from investing activities:
Acquisition of CKF Bancorp, Inc.	—	(3,352)
Purchase of U.S. Treasury notes	(10,000)	(14,000)
Securities maturities, prepayments and calls:
Held to maturity	12,186	16,212
Available for sale	26	24
Loans originated for investment, net of principal collected	10,203	9,479
Additions to premises and equipment, net	(207)	(8)
Net cash used by investing activities	12,208	8,355

Cash flows from financing activities:
Net change in deposits	(12,144)	(2,551)
Payments by borrowers for taxes and insurance, net	(151)	(132)
Proceeds from Federal Home Loan Bank advances	10,000	22,500
Repayments on Federal Home Loan Bank advances	(16,025)	(25,652)
Dividends paid on common stock	(1,127)	(924)
Reissuance of treasury stock at less than cost	—	6,993
Treasury stock repurchases	(42)	(61)
Net cash provided by (used in) financing activities	(19,489)	173

Net increase (decrease) in cash and cash equivalents	(3,552)	10,692

Beginning cash and cash equivalents	16,540	5,735

Ending cash and cash equivalents	$12,988	$16,427

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$575	$1,020

Interest on deposits and borrowings	$1,629	$1,040

Transfers of loans to real estate owned, net	$1,259	$187

Loans made on sale of real estate owned	$35	$2,537

Deferred gain on sale of real estate owned	$6	$—

Capitalization of mortgage servicing rights	$13	$23

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2014

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

On December 31, 2012, the Company completed its acquisition of CKF Bancorp, Inc. (“CKF Bancorp”), the parent company of Central Kentucky Federal Savings Bank (“Central Kentucky FSB”), pursuant to the provisions of the Agreement of Merger dated as of November 3, 2011 and amended as of September 28, 2012. The acquisition was accounted for using the acquisition method of accounting and resulted in the recordation of bargain purchase gain of $958,000. The results of operations associated with Central Kentucky have been included in the operations of the Company since the closing date of December 31, 2012.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2014, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2013 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2013 filed with the Securities and Exchange Commission.

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

March 31, 2014

(unaudited)

1.	Basis of presentation (continued)

Interest income on non-consumer loans is discontinued (Placed on Non-Accrual status) at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Retail credit, which includes loans to individuals secured by their personal residence, including first mortgage, home equity and home improvement loans, are placed on nonaccrual status in accordance with the Uniform Retail Credit Classification and Account Management. Nonaccrual loans and loans past due 90 days still on accrual include both homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans. A loan is moved to nonaccrual status in accordance with the Company’s policy, typically after 90 days of non-payment for commercial credits and 180 days for one- to four-family residential credits.

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

March 31, 2014

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

The following portfolio segments have been identified: residential real estate, nonresidential real estate, land, farms, commercial (non-mortgage) and consumer and other loans. The residential real estate segment is our primary lending activity and it enables borrowers to purchase or refinance homes in the Banks’ respective market areas. We further classify our residential real estate loans as one- to four-family, multi-family or construction. We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. We occasionally lend to builders for construction of speculative or custom residential properties for resale, but on a limited basis. We also offer loans secured by nonresidential real estate, primarily commercial office buildings, churches and properties used for other purposes. Generally, these loans are originated for 25 years or less and do not exceed 80% of the appraised value. Our consumer loans include home equity lines of credit, auto loans, personal loans, and loans secured by savings deposits. In the acquisition of CKF, we acquired a portfolio of non-mortgage commercial loans totaling $3.2 million which had a carrying value of $2.4 million at march 31, 2014. Future originations of this type of loan are expected to be limited in the foreseeable future.

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

March 31, 2014

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

United States generally accepted accounting principles (“U.S. GAAP”) provides up to twelve months following the date of acquisition in which management can finalize the fair values of acquired assets and assumed liabilities. Material events that occur during the measurement period are analyzed to determine if the new information reflected facts and circumstances that existed on the acquisition date. The measurement period ends as soon as the Company receives the information it was seeking about facts and circumstances that existed as of the acquisition date or learns more information is unobtainable. The measurement period is limited to one year from the acquisition date. Management has finalized the fair values of acquired assets and assumed liabilities.

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31		Three months ended March 31
(in thousands)	2014	2013	2014	2013

Net income allocated to common shareholders, basic and diluted	$1,512	$2,079	$491	$630

	Nine months ended March 31		Three months ended March 31
	2014	2013	2014	2013

Weighted average common shares outstanding, basic and diluted	8,373,329	7,812,526	8,376,353	8,360,177

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

2.	Earnings per share (continued)

There were 309,800 stock option shares outstanding for the nine- and three-month periods ended March 31, 2014 and 2013. The stock option shares outstanding were antidilutive for the respective periods.

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2014 and June 30, 2013, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

		March 31, 2014
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed:residential	$136	$3	$-	$139
FHLMC stock	8	103	-	111
	$144	$106	$-	$250

Held-to-maturity Securities
Agency mortgage-backed: residential	$4,114	$145	$-	$4,259
Agency bonds	5,763	-	12	5,751
	$9,877	$145	$12	$10,010

		June 30, 2013
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed:residential	$162	$4	$-	$166
FHLMC stock	8	31	-	39
	$170	$35	$-	$205

Held-to-maturity Securities
Agency mortgage-backed: residential	$5,340	$210	$49	$5,502
Agency bonds	6,892	-	39	6,852
	$12,232	$210	$88	$12,354

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

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

	March 31, 2014
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$1,007	$1,007
One to five years	4,756	4,744
Mortgage-backed	4,114	4,259
	$9,877	$10,010

Our pledged securities at March 31, 2014, and June 30, 2013 totaled $2.9 million and $3.1 million, respectively.

There were no sales of investment securities during the nine month period ended March 31, 2014, or 2013 nor the fiscal year ended June 30, 2013.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Management does not believe other-than-temporary impairment is evident, because none of the investments have been in a loss position for more than twelve months, as of March 31, 2014 and June 30, 2013.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2014	2013

Residential real estate
One- to four-family	$199,451	$209,092
Multi-family	14,165	14,506
Construction	1,997	1,753
Land	2,416	2,821
Farm	1,667	1,843
Nonresidential real estate	22,868	22,092
Commercial nonmortgage	2,379	3,189
Consumer and other:
Loans on deposits	2,735	2,710
Home equity	5,363	5,757
Automobile	67	72
Unsecured	681	708
	253,789	264,543

Undisbursed portion of loans in process	1,195	833
Deferred loan origination fees (cost)	(47)	(91)
Allowance for loan losses	1,462	1,310
	$251,179	$262,491

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2014:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$871	$499	$(392)	$12	$990
Multi-family	63	10	—	—	73
Construction	8	2	—	—	10
Land	12	(4)			8
Farm	6	3	—	—	9
Nonresidential real estate	94	21	—	—	115
Commercial nonmortgage	13	(1)	—	—	12
Consumer and other:
Loans on deposits	12	2	—	—	14
Home equity	25	3	—	—	28
Automobile	—	—	—	—	—
Unsecured	6	(4)	—	1	3
Unallocated	200	—	—	—	200
Totals	$1,310	$531	$(392)	$13	$1,462

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$9982	$62	$(62)	$8	$990
Multi-family	64	9	—	—	73
Construction	10	—	—	—	10
Land	10	(2)			8
Farm	8	1	—	—	9
Nonresidential real estate	102	13	—	—	115
Commercial nonmortgage	16	(4)	—	—	12
Consumer and other:
Loans on deposits	14	—	—	—	14
Home equity	28	—	—	—	28
Automobile	—	—	—	—	—
Unsecured	4	(1)	—	—	3
Unallocated	200	—	—	—	200
Totals	$1,438	$78	$(62)	$8	$1,462

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$565	$487	$(189)	$2	$865
Multi-family	49	27	—	—	76
Construction	3	4	—	—	7
Nonresidential real estate and land	35	33	—	—	68
Commercial nonmortgage and other	—	2	—	—	2
Loans on deposits	7	—	—	—	7
Consumer and other	16	26	—	—	42
Unallocated	200	—	—	—	200
Totals	$875	$579	$(189)	$2	$1,267

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$812	$127	$(76)	$2	$865
Multi-family	87	(11)	—	—	76
Construction	9	(2)	—	—	9
Nonresidential real estate and land	59	9	—	—	68
Commercial nonmortgage and other	—	2	—	—	2
Loans on deposits	7	—	—	—	7
Consumer and other	6	36	—	—	42
Unallocated	200	—	—	—	200
Totals	$1,180	$161	$(76)	$2	$1,267

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2014. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

March 31, 2014:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,220	$2,740	$6,960	$14
Multi-family	—	—	—	—
Land	333	443	776	—
Nonresidential real estate	35	516	551	—
Commercial and industrial	—	48	48	—
Consumer and other
Automobile	—	—	—	—
Unsecured	8	—	8	—
	$4,596	$3,747	8,343	14

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$192,491	$976
Multi-family			14,165	73
Construction			1,997	10
Land			1,640	8
Farm			1,667	9
Nonresidential real estate			22,317	115
Commercial and industrial			2,331	12
Consumer and other
Loans on deposits			2,735	14
Home equity			5,363	28
Automobile			67	—
Unsecured			673	3
Unallocated			—	200
			245,446	1,448
			$253,789	$1,462

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2013.

June 30, 2013:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,715	$2,989	$7,704	$14
Farm	—	485	485	—
Nonresidential real estate	—	546	546	—
Commercial and industrial	—	119	119	—
Consumer and other
Automobile	—	23	23	—
	4,715	4,162	8,877	14

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$201,388	$860
Multi-family			14,506	63
Construction			1,753	8
Land			2,821	12
Farm			1,358	6
Nonresidential real estate			21,546	94
Commercial and industrial			3,070	13
Consumer and other
Loans on deposits			2,710	12
Home equity			5,757	25
Automobile			49	—
Unsecured			708	3
Unallocated			—	200
			255,666	1,296
			$264,543	$1,310

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31, 2014 and 2013:

March 31, 2014:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$4,388	$—	$4,723	$—	$—
Purchased credit-impaired loans	3,747	—	3,822	—	—
	8,135	—	8,545	—	—
With an allowance recorded:
One- to four-family	208	14	208	—	—
	$8,343	$14	$8,753	$—	$—

March 31, 2013:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,251	$—	$3,533	$—	$—
Purchased credit-impaired loans	3,047	—	6,018	—	—
	6,298	—	9,551	—	—

With an allowance recorded:
One- to four-family	178	10	185	—	—
	$6,476	$10	$9,736	$—	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2014, and June 30, 2013:

	March 31, 2014		June 30, 2013
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$5,474	$1,775	$5,989	$1,972
Nonresidential real estate and land	507	—	—	—
Consumer and other	3	5	—	—
	$5,984	$1,780	$5,989	$1,972

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At March 31, 2014 and June 30, 2013, the Company had $2.6 million and $2.9 million of loans classified as TDRs, respectively. Of the TDRs at March 31, 2014, approximately 56.8% were residential real estate loans involving the Banks’ conceding to refinance a loan to then-current market interest rates despite poor credit history or a high loan-to-value ratio and approximately 43.2% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of his debt to the Banks.

The following table presents TDRs by loan type and accrual status:

March 31, 2014 (in thousands)	Troubled Debt Restructurings on Non-Accrual Status	Troubled Debt Restructurings on Accrual Status	Total Troubled Debt Restructurings

One- to four-family residential real estate	$2,462	$222	$2,684

June 30, 2013 (in thousands)	Troubled Debt Restructurings on Non-Accrual Status	Troubled Debt Restructurings on Accrual Status	Total Troubled Debt Restructurings

One- to four-family residential real estate	$2,211	$659	$2,870

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

March 31, 2014
One- to four- family residential real estate	$1,597	$1,087	$2,684

June 30, 2013
One- to four- family residential real estate	$1,542	$1,328	$2,870

During the period ended March 31, 2014, the term of one single family residential real estate loan was restructured pursuant to a bankruptcy.

The following table summarizes TDR loan modifications for the three months ended March 31, 2014 and 2013, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended March 31, 2014
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	82	—	82
Total troubled debt restructures	$82	$—	$82

Three months ended March 31, 2013
Residential real estate:
Rate reduction	$786	$—	$783
Bankruptcies	121	—	121
Total troubled debt restructures	$907	$—	$907

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

During the nine months ended March 31, 2014, the Company restructured seven loans with premodification balances of $468,000 and postmodification balances of $472,000.

The following table summarizes TDR loan modifications that occured during the nine months ended March 31, 2014 and 2013, and their performance, by modification type

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Nine months ended March 31, 2014
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	457	—	457
Total troubled debt restructures	$457	$—	$457

Nine months ended March 31, 2013
Residential real estate:
Rate reduction	$335	$504	$839
Bankruptcies	142	818	960
Total troubled debt restructures	$477	$1,322	$1,799

The Company had no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2014, or at June 30, 2013. The Company had no commitments to lend on loans classified as TDRs at March 31, 2014 or June 30, 2013.

The TDRs described above increased the allowance for loan losses as a result of $244,000 in charge offs during the nine months ended March 31, 2014. One TDR defaulted during the nine month period ended March 31, 2014, as a result of filing bankruptcy, while no TDRs defaulted in the nine-month period ended March 31, 2013, or the three month periods ended March 31, 2014 or 2013. The TDR that defaulted had a carrying value of $486,000 at March 31, 2014, after a charge-off $142,000.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2014, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,784	$7,249	$13,033	$186,418	$199,451
Multi-family	—	—	—	14,165	14,165
Construction	—	—	344	1,653	1,997
Land	344	357	357	2,059	2,416
Farm	—	—	—	1,667	1,667
Nonresidential real estate	443	150	563	22,275	22,868
Commercial non-mortgage	—	—	—	2,379	2,379
Consumer and other:
Loans on deposits	—	—	—	2,735	2,735
Home equity	21	—	21	5,342	5,363
Automobile	—	—	—	67	67
Unsecured	45	8	53	628	681
Total	$6,637	$7,764	$14,401	$239,388	$253,789

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2013, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,290	$5,034	$10,324	$198,768	$209,092
Multi-family	—	—	—	14,506	14,506
Construction	42	—	42	1,711	1,753
Land	—	—	—	2,821	2,821
Farm	—	—	—	1,843	1,843
Nonresidential real estate	35	140	175	21,917	22,092
Commercial and industrial	—	—	—	3,189	3,189
Consumer and other:
Loans on deposits	—	—	—	2,710	2,710
Home equity	23	23	46	5,711	5,757
Automobile	29	—	29	43	72
Unsecured	—	48	48	660	708
Total	$5,419	$5,245	$10,664	$253,879	$264,543

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2014

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$3,450	$10,138	$—	$189,313
Multi-family	10,715	—	—	—	—
Construction	1,997	—	—	—	—
Land	1,416	—	1,000
Farm	1,667	—	—	—	—
Nonresidential real estate	20,079	957	1,832	—	—
Commercial and industrial	2,331	—	48	—	—
Consumer and other:
Loans on deposits	2,735	—	—	—	—
Home equity	5,363	—	—	—	—
Automobile	67	—	—	—	—
Unsecured	662	—	19	—	—
	$47,032	$4,407	$13,037	$—	$189,313

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

At June 30, 2013, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$4,923	$9,832	$—	$194,337
Multi-family	12,956	—	1,550	—	—
Construction	1,753	—	—	—	—
Land	2,050	—	771	—	—
Farm	1,843	—	—	—	—
Nonresidential real estate	19,246	—	2,846	—	—
Commercial and industrial	3,071	—	118	—	—
Consumer and other:
Loans on deposits	2,710	—	—	—	—
Home equity	5,757	—	—	—	—
Automobile	37	—	35	—	—
Unsecured	681	27	—	—	—
	$50,104	$4,950	$15,152	$—	$194,337

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase discount of $788,000 and $1.2 million at March 31, 2014 and June 30, 2013, respectively, is as follows:

(in thousands)	March 31, 2014	June 30, 2013

One- to four-family residential real estate	$2,740	$2,989
Land	443	485
Nonresidential real estate	516	546
Commercial nonmortgage	48	119
Consumer	—	23
Outstanding balance	$3,747	$4,162

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended March 31, 2014	Nine months ended March 31, 2014	Twelve months ended June 30, 2013

Balance at beginning of period	$1,541	$1,294	$—
New loans purchased	—	—	1,423
Accretion of income	(25)	(125)	(129)
Reclassifications from nonaccretable difference		347	—
Disposals	—	—	—
Balance at end of period	$1,516	$1,516	$1,294

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2013, nor for the nine- or three-month periods ended March 31, 2014. Neither were any allowance for loan losses reversed during those periods.

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

March 31, 2014

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014
Agency mortgage-backed: residential	$139	$—	$139	$—
FHLMC stock	111	—	111	—
	$250	$—	$250	$—
June 30, 2013
Agency mortgage-backed: residential	$166	$—	$166	$—
FHLMC stock	39	—	39	—
	$205	$—	$205	$—

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2014
Impaired loans
One- to four-family	$203	$—	$—	$203

Other real estate owned, net
One- to four-family	786	—	—	786
Land	15	—	—	15

June 30, 2013
Impaired loans
One- to four-family	$213	$—	$—	$213

Other real estate owned, net
One- to four-family	633	—	—	633
Land	15	—	—	15

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired loans, which are measured using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $207,000 and $213,000 at March 31, 2014 and June 30, 2013, with specific valuation allowance of $13,000 and $14,000, respectively. Other real estate owned measured at fair value less costs to sell, had carrying amounts of $682,000 and $648,000 at March 31, 2014 and June 30, 2013, respectively.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2014:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
One- to four- family	$203	Sales comparison approach	Adjustments for differences between comparable sales	-21.1% to 40.0% (3.7%)

Foreclosed and repossessed assets:
1-4 family	$786	Sales comparison approach	Adjustments for differences between comparable sales	-37.1% to 30.2% (1.1%)
Land	$15	Sales comparison approach	Adjustments for differences between comparable sales	-66.7 to 73.3% (40.0%)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2013:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
1-4 family	$213	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3%)

Foreclosed and repossessed assets:
1-4 family	$633	Sales comparison approach	Adjustments for differences between comparable sales	0.5% to 18.6% (8.6%)
Land	15	Sales comparison approach	Adjustments for differences between comparable sales	20.2% to 38.9% (20.8%)

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

The following methods were used to estimate the fair value of all other financial instruments at March 31, 2014 and June 30, 2013:

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

March 31, 2014

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Loans: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. The methods used to estimate fair value of loans do not necessarily represent an exit price. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values.

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at March 31, 2014 and June 30, 2013, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2014 and June 30, 2013 are as follows:

		Fair Value Measurements at
		March 31, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$12,988	$12,988			$12,988
Available-for-sale securities	250		$139	$111	250
Held-to-maturity securities	9,877		10,010		10,010
Loans receivable - net	251,179			258,747	258,747
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	900		900		900

Financial liabilities
Deposits	$218,521	$91,163	$127,554		$218,717
Federal Home Loan Bank advances	18,229		19,534		19,534
Advances by borrowers for taxes and insurance	411			411	411
Accrued interest payable	37	1	36		37

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2014

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

		Fair Value Measurements at
		June 30, 2013 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,540	$16,540			$16,540
Available-for-sale securities	205		$205		205
Held-to-maturity securities	12,232		12,354		12,354
Loans held for sale	196		196		196
Loans receivable - net	262,491			$258,747	258,747
Federal Home Loan Bank stock	7,732				n/a
Accrued interest receivable	919		919		919

Financial liabilities
Deposits	$230,981	$91,163	$127,554		$218,717
Federal Home Loan Bank advances	24,310		19,534		19,534
Advances by borrowers for taxes and insurance	562			$562	562
Accrued interest payable	36		36		36

Loans receivable represents the Company’s most significant financial asset, which is in Level 3 for fair value measurements. A third party provides financial modeling for the Company and results are based on assumptions and factors determined by management.

6. Other Comprehensive Income

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at June 30, 2013	Current Year Change	Balance at March 31, 2014

Unrealized gains on available-for-sale securities	$23	$47	$70

Other comprehensive income components and related tax effects for the periods indicated were as follows:

	Nine months ended March 31,
(in thousands)	2014	2013

Unrealized holding gains on available-for-sale securities	$71	$20
Tax effect	24	7
Net-of-tax amount	$47	$13

	Three months ended March 31,
(in thousands)	2014	2013

Unrealized holding gains on available-for-sale securities	$27	$12
Tax effect	9	4
Net-of-tax amount	$18	$8

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

Acquisition impact on size of the Company

On December 31, 2012, the Company acquired 100% of the outstanding common shares of CKF Bancorp. As a result of the acquisition, the Company was much larger during the nine month period ended March 31, 2014, than during the prior year comparable period. This difference is apparent in the Average Balance Sheets section, below, and is the basis for many of the differences found in the period-to-period comparisons for the nine month periods.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2014 and 2013, along with the related calculations of net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2014			2013
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$261,697	$9,519	4.85%	$210,794	$8,059	5.10%
Mortgage-backed securities	4,889	102	2.78	6,691	143	2.85
Other securities	7,850	22	0.37	2,495	9	0.48
Other interest-earning assets	18,346	237	1.72	12,870	210	2.18
Total interest-earning assets	292,782	9,880	4.50	232,850	8,421	4.82

Less: Allowance for loan losses	(1,376)			(935)
Non-interest-earning assets	29,710			26,797
Total assets	$321,116			$258,712

Interest-bearing liabilities:
Demand deposits	$8,501	$22	0.35%	$12,134	$30	0.33%
Savings	67,235	180	0.36	45,625	166	0.48
Certificates of deposit	150,814	839	0.74	107,328	723	0.90
Total deposits	226,550	1,041	0.61	165,087	919	0.74
Borrowings	21,175	217	1.37	30,660	336	1.46
Total interest-bearing liabilities	247,725	1,258	0.68	195,747	1,255	0.86

Noninterest-Bearing demand deposits	3,639			1,364
Noninterest-bearing liabilities	2,279			2,307
Total liabilities	253,643			199,418

Shareholders’ equity	67,473			59,294
Total liabilities and shareholders’ equity	$321,116			$258,712
Net interest income/average yield		$8,622	3.82%		$7,166	3.96%
Net interest margin			3.93%			4.10%
Average interest-earning assets to average interest-bearing liabilities			118.19%			118.96%

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended March 31, 2014 and 2012, along with the related calculations of net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2014			2013
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$254,815	$3,137	4.92%	$270,154	$3,451	5.11%
Mortgage-backed securities	4,433	32	2.89	8,967	46	2.05
Other securities	7,556	8	0.42	7,484	9	0.48
Other interest-earning assets	14,644	77	2.10	23,465	76	1.30
Total interest-earning assets	281,448	3,254	4.62	310,070	3,582	4.62

Less: Allowance for loan losses	(1,424)			(1,178)
Non-interest-earning assets	30,234			30,027
Total assets	$310,258			$338,919

Interest-bearing liabilities:
Demand deposits	$4,147	$7	0.68%	$12,187	$16	0.53%
Savings	70,430	58	0.33	62,646	46	0.29
Certificates of deposit	143,133	247	0.69	157,808	277	0.70
Total deposits	217,710	312	0.57	232,641	339	0.58
Borrowings	20,166	65	1.29	39,231	105	1.04
Total interest-bearing liabilities	237,876	377	0.63	271,872	441	0.65

Noninterest-Bearing demand deposits	3,478			1,364
Noninterest-bearing liabilities	1,904			1,644
Total liabilities	243,258			274,880

Shareholders’ equity	67,000			64,039
Total liabilities and shareholders’ equity	$310,258			$338,919
Net interest income/average yield		$2,877	3.99%		$3,141	3.97%
Net interest margin			4.09%			4.05%
Average interest-earning assets to average interest-bearing liabilities			118.32%			114.05%

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to March 31, 2014

Assets: At March 31, 2014, the Company’s assets totaled $306.1 million, a decrease of $18.0 million, or 5.5%, from total assets of $324.1 million at June 30, 2013. This decrease was attributed primarily to decreases in loans, cash and cash equivalents and Federal Home Loan Bank stock.

Cash and cash equivalents: Cash and cash equivalents decreased by $3.6 million or 21.5% to $13.0 million at March 31, 2014, as excess liquidity was utilized to repay borrowings.

Loans: Loans receivable, net, decreased by $11.3 million or 4.3% to $251.2 million at March 31, 2014, due primarily to low levels of loan demand and loan payoffs received. Also, due to historically low interest rates, many home mortgages have been refinanced to long-term, fixed rate loans either with other lenders or with our banks to be sold into the secondary market. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. However, loan demand continues in its weakened state as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Non-Performing Loans:  At March 31, 2014, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $7.8 million, or 3.09% of total loans (including loans purchased in the acquisition), compared to $8.0 million or 3.04%, of total loans at June 30, 2013.  The Company’s allowance for loan losses totaled $1.5 million and $1.3 million at March 31, 2014, and June 30, 2013, respectively. The allowance for loan losses at March 31, 2014, represented 18.8% of nonperforming loans and 0.58% of total loans (including loans purchased in the acquisition), while at June 30, 2013, the allowance represented 16.4% of nonperforming loans and 0.50% of total loans.

The Company had $14.9 million in assets classified as substandard for regulatory purposes at March 31, 2014, including loans ($13.1 million) and real estate owned (“REO”) ($1.8 million), including both loans and REO acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired on December 31, 2012) was 5.2% and 6.2% at March 31, 2014 and June 30, 2013, respectively. Of substandard loans, 99% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to March 31, 2014 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2014	June 30, 2013

Substandard assets	$14,879	$16,315
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$14,879	$16,315

At March 31, 2014 all substandard loans were secured by real property on which the banks have priority lien position except for three loans totaling $48,000, which were secured by business inventory, and four unsecured consumer loans, which totaled $19,000. The table below summarizes substandard loans (including substandard loans purchased at December 31, 2012) at the dates indicated:

	March 31,		June 30,
	2014		2013
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
(dollars in thousands)

Single family, owner occupied	99	$6,866	69	$5,404
Single family, duplex	—	—	1	37
Single family, non-owner occupied	32	2,404	37	2,477
Two- to four-family, non-owner occupied	5	868	9	1,915
Multi-family	—	—	14	1,550
Nonresidential real estate	8	1,832	9	2,846
Commercial nonmortgage	3	48	4	118
Land	5	1,000	6	771
Consumer	4	19	7	38
Total substandard loans	156	$13,037	176	$15,155

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to March 31, 2014 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2014		June 30, 2013
	Number		Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	20	$1,822	18	$946
2-4 family, owner-occupied	—	—	2	167
5 or more family, non-owner-occupied	—	—	—	—
Building lot	3	20	4	50
Total REO	23	$1,842	24	$1,163

Although the Company sold several single-family, non-owner occupied REO properties during the nine month period and three were only two more properties at March 31, 2014 than at June 30, 2013, the carrying value of that class of properties increased $876,000 or 92.6% to $1.8 million. The REO properties acquired during the nine months just ended are more expensive properties than those held at June 30, 2013. Management does not believe this change represents a trend in our lending area.

At March 31, 2014, and June 30, 2013, the Company had $4.4 million and $5.0 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Securities: At March 31, 2014, the Company’s investment securities had decreased $2.3 million or 18.6% to $10.1 million compared to June 30, 2013, due primarily to the maturity of $1.0 million in agency bonds and principal repayment on mortgage-backed securities.

Liabilities: At March 31, 2014, the Company’s liabilities totaled $239.0 million, a decrease of $18.5 million, or 7.2%, from total liabilities at June 30, 2013. The decrease in liabilities was attributed primarily to decreases in deposits and FHLB advances. Deposits decreased $12.5 million or 5.4% to $218.5 million at March 31, 2014, as certificate of deposit customers have sought higher yields elsewhere. FHLB advances decreased $6.1 million or 25.0% from $24.3 million at June 30, 2013 to $18.2 million at March 31, 2014. We utilize excess liquidity to reduce liabilities when possible.

Shareholders’ Equity: At March 31, 2014, the Company’s shareholders’ equity totaled $67.1 million, an increase of $506,000 or 0.8% from the June 30, 2013 total. The change in shareholders’ equity is primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2013 to March 31, 2014 (continued)

The Company paid dividends of $1.1 million or 74.5% of net income for the nine month period just ended. The Company received notice from the Federal Reserve Board on August 6, 2013, that there would be no objection to a waiver of dividends paid by Kentucky First Federal to First Federal MHC in the next twelve months.  On July 9, 2013, the members of First Federal MHC for the second time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. As a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2014. The Board of Directors of First Federal MHC has called a special meeting of members to be held July 8, 2014, to consider waiving of dividends through the third quarter of 2015. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2013 for additional discussion regarding dividends.

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2014 and 2013

General

Net income totaled $1.5 million for the nine months ended March 31, 2014, a decrease of $567,000 or 27.3% from net income of $2.1 million for the same period in 2013. The decrease in net income was primarily attributable to a $958,000 bargain purchase gain recognized in the 2013 period, which was a result of the acquisition of CKF Bancorp, Inc. (“CKF Bancorp”), on December 31, 2012. Only three months of CKF Bancorp operations are included in the Company’s reported earnings for the 2013 period, while the Company’s results of operations for the nine months ended March 31, 2014 include operations acquired from CKF Bancorp.

Net Interest Income

Net interest income after provision for loan losses increased $1.5 million or 22.8% to $8.1 million for the nine months recently ended compared to $6.6 million for the nine months ended March 31, 2013, due primarily to the larger operation base resulting from the acquisition of CKF Bancorp. Provision for loan losses decreased $48,000 or 8.3% to $531,000 for the nine month period just ended compared to $579,000 for the prior year period. Net interest income before provision for loan losses increased $1.5 million or 20.3% to $8.6 million for the recent period compared to the prior year period. Interest income increased $1.5 million or 17.3%, to $9.9 million, while interest expense increased only $3,000 or 0.2% to $1.3 million for the nine months ended March 31, 2014, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans increased $1.5 million or 18.1% to $9.5 million, due primarily to the CKF Bancorp acquisition. The average balance of loans outstanding increased $50.9 million to $261.7 million for the nine month period just ended, while the average rate earned on loans outstanding decreased 25 basis points to 4.85% for the period. Interest income on mortgage-backed residential securities (“MBS”) decreased $41,000 or 28.7% to $102,000 for the nine months ended March 31, 2014, due both to a reduced rate earned and a reduction in the average balance. The rate earned on MBS decreased 7 basis points to 2.78% for the recently ended period. Other securities, primarily composed of agency bonds, were also acquired in the acquisition, and accounted for $22,000 in interest income during the recent nine month period, compared to $9,000 for the prior year period. The average balance of the other investment securities was $7.9 million for the nine month period just ended and the average rate earned on those securities was 37 basis points. There were no sales of investments during the nine month period just ended.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2014 and 2013 (continued)

Net Interest Income (continued)

Interest expense on deposits increased $122,000 or 13.3% to $1.0 million for the nine month period ended March 31, 2014, due to the increase in average deposits outstanding. The increase in deposits was primarily attributed to the CKF Bancorp acquisition. Average deposits outstanding increased $61.5 million or 37.2% to $226.6 million for the recently ended nine month period, while the average rate paid on deposits declined from 13 basis points to 61 basis points for the current year period. Interest expense on borrowings decreased $119,000 or 35.4% to $217,000 for the nine month period ended March 31, 2014, compared to the prior year period. The decrease in interest expense on borrowings was attributed both to a lower rate paid on borrowings and a smaller average balance outstanding. The average rate paid on borrowings decreased 9 basis points to 1.37% for the recently ended nine month period, while the average balance of borrowings outstanding decreased $9.5 million or 30.9% to $21.2 million.

Net interest margin decreased from 4.10% for the prior year period to 3.93% for the nine months ended March 31, 2014.

Provision for Losses on Loans

The Company recorded $531,000 in provision for losses on loans during the nine months ended March 31, 2014, compared to a provision of $579,000 for the nine months ended March 31, 2013. Although management believes the provision for loan losses is adequate, there can be no assurance that the loan loss allowance will be sufficient to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $319,000 for the nine months ended March 31, 2014, a decrease of $916,000 or 72.4% from the same period in 2013. The decrease in non-interest income was primarily attributable to a $958,000 bargain purchase gain recognized in the 2013 period, which was a result of the CKF Bancorp acquisition. Also contributing to the decrease was lower net gains on sales of loans, which decreased $87,000 or 61.3% to $55,000 for the nine months just ended. The Company had both fewer loans and lower dollar volume of long-term, fixed rate loans that it sold to the FHLB during the period due to lower customer demand. The amount of gain realized on each loan was smaller in the period just ended than the prior period due to margin compression, which was associated with a recent rise in long-term mortgage rates. Other income increased $107,000 or 80.5% to $240,000 for the nine month period just ended, primarily attributable to fees earned on deposit accounts acquired from CKF Bancorp. Other real estate owned represented net charges of $44,000 for the nine month period ended March 31, 2014, compared to net charges of $65,000 in the prior year period. Included in the net charges for other real estate owned for the nine months ended March 31, 2014, were valuation adjustments on REO of $34,000 in addition to the net loss on sale of REO of $10,000.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2014 and 2013 (continued)

Non-interest Expense

Non-interest expense totaled $6.1 million and $4.9 million for the nine months ended March 31, 2014 and 2013, respectively, an increase of $1.3 million or 26.4% period to period. The increase was primarily related to higher costs associated with normal operations of the CKF Bancorp acquisition. Employee compensation and benefits increased $922,000 or 30.9% due to additional personnel hired with the acquisition, as well as higher retirement expense. Foreclosure and OREO expenses (net) was $107,000 for the recently ended nine month period compared to net charges of $17,000 for the prior year period. Somewhat offsetting the increases in non-interest expenses due to increased size of operation, outside service fees and legal fees decreased $148,000 and $143,000, respectively, period to period. Outside service and legal fees incurred in the prior year period were primarily associated with the CKF Bancorp acquisition.

Federal Income Tax Expense

Federal income taxes expense totaled $755,000 for the nine months ended March 31, 2014, compared to $884,000 in the prior year period. The effective tax rates were 33.3% and 29.8% for the nine month periods ended March 31, 2014 and 2013, respectively.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2014 and 2013

General

Net income totaled $491,000 for the three months ended March 31, 2014, a decrease of $139,000 or 22.1% from net income of $630,000 for the same period in 2013. The decrease was primarily attributable to lower net interest income.

Net Interest Income

Net interest income after provision for loan losses decreased $181,000 or 6.1% to $2.8 million for the three month period just ended compared to $3.0 million for the prior year quarter. Net interest income before provision for loan losses decreased $624,000 or 8.4% to $2.9 million for the quarter ended March 31, 2014. Provision for losses on loans decreased $83,000 to $78,000 for the recently-ended quarter compared to a provision of $161,000 in the prior year period. Interest income decreased by $328,000, or 9.2%, to $3.3 million, while interest expense decreased only $64,000 or 14.5% to $377,000 for the three months ended March 31, 2014, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $314,000 or 9.1% to $3.1 million, due to a decrease in the average size of the loan portfolio. The average balance of loans outstanding for the three month period ended March 31, 2014, decreased $15.3 million to $254.8 million, while the average rate earned decreased 19 basis points to 4.92% for the period. Interest income on mortgage-backed residential securities decreased $14,000 or 30.4% to $32,000 for the three months ended March 31, 2014, as a result of reduced volume, as securities matured and principal from mortgage-backed securities flowed back to the Company. There were no sales of investments during the three month periods ended March 31, 2014 or 2013.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended March 31, 2014 and 2013

(continued)

Interest expense on deposits decreased $27,000 or 8.0% to $312,000 for the three month period ended March 31, 2014, while interest expense on borrowings decreased $37,000 or 36.3% to $65,000 for the same period. The decrease in interest expense on deposits was attributed to a decrease in the average balance of deposits. The average balance of deposits decreased $14.9 million to $217.7 million for the most recent period, while the average rate paid on deposits decreased 1 basis point to 0.57%. The decrease in average deposits was attributed depositors withdrawing funds in search for higher yields on their funds. The decrease in interest expense on borrowings was attributed to lower average outstanding balances. The average balance of borrowings outstanding decreased $19.1 million or 48.6% to $20.2 million for the recently ended three month period, while the average rate paid on borrowings increased 25 basis points to 1.29% for the most recent period.

Net interest margin increased from 4.05% for the prior year quarterly period to 4.09% for the quarter ended March 31, 2014.

Provision for Losses on Loans

The Company recorded $78,000 in provision for losses on loans during the three months ended March 31, 2014, compared to a $161,000 provision for the three months ended March 31, 2013. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended March 31, 2014 and 2012 (continued)

Non-interest Income

Non-interest income totaled $107,000 for the three months ended March 31, 2014, a decrease of $2,000 from the same period in 2013.

Non-interest Expense

Non-interest expense totaled $2.1 million for each of the three months ended March 31, 2014 and 2013. Increases of $82,000 or 6.2% in employee compensation and benefits and $23,000 or 29.9% in auditing and accounting were more than offset by efficiencies created by and expenses related to the CKF Bancorp acquisition. In addition to routine increases for existing personnel, the Company has hired additional staff to handle additional regulatory compliance issues. Legal fees decreased $71,000 or 87.7% to $10,000 for the recently ended period. The prior year period included legal fees associated with the CKF Bancorp acquisition. Cost savings were realized as a result of the CKF Bancorp acquisition in areas such as data processing, FDIC insurance premiums and occupancy and equipment, which totaled $32,000, $20,000 and $15,000, respectively, for the three months ended March 31, 2014.

Federal Income Tax Expense

Federal income taxes expense totaled $303,000 for the three months ended March 31, 2014, compared to $320,000 in the prior year period. The effective tax rates were 38.2% and 33.7% for the three-month periods ended March 31, 2014 and 2013, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2014, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2013.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)       The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2014.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

January 1-31, 2014	—	$—	—	150,000
February 1-28, 2014	5,000	$8.32	5,000	145,000
March 1-31, 2014	—	$—	—	145,000

(1)  On January 16, 2014, the Company announced the completion of the stock repurchase program begun on May 14, 2010 and initiated another program for the repurchase of up to 150,000 shares of its Common Stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 15, 2014	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 15, 2014	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

