Form 10-K
period 2014-06-30
Kentucky First Federal Bancorp
filed 2014-09-29
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2014

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐ No ☒

The aggregate market value of the common stock held by nonaffiliates was $28.0 million as of December 31, 2013.

Number of shares of common stock outstanding as of September 20, 2014: 8,568,164

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the fiscal year ended June 30, 2014. (Part II)
2.	Portions of Proxy Statement for the 2014 Annual Meeting of Stockholders. (Part III)

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

At June 30, 2014, Kentucky First had total assets of $299.7 million, deposits of $213.1 million and stockholders’ equity of $67.2 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Frankfort (collectively, the “Banks”), as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Frankfort. At June 30, 2014, First Federal of Hazard had total assets of $80.1 million, net loans of $62.6 million, total mortgage-backed and other securities of $2.0 million, deposits of $59.9 million and total capital of $15.9 million.

First Federal Savings Bank of Frankfort. First Federal of Frankfort is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Frankfort also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2014, First Federal of Frankfort had total assets of $228.9 million, net loans of $184.1 million, total mortgage-backed and other securities of $7.2 million, deposits of $166.3 million and total capital of $46.2 million.

First Federal of Frankfort’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Frankfort operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the State of Kentucky Economic Development Information System (www.thinkkentucky.com), per capita personal income in Perry County averaged $32,831 in 2012, compared to personal income of $35,643 in Kentucky and $43,735 in the United States. Total population in Perry County has remained stable over the last five years at approximately 29,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the trade, transportation and utilities industry (18.2%), the mining industry (17.3%), and the services sector, including health care (15.4%). During the last five years, the unemployment rate has been higher than most regions, and in 2014, was 13.7%, compared to 8.3% in Kentucky and 7.4% in the United States.

First Federal of Frankfort’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 49,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is government, which employs about 37.3% of the workforce followed by the services industry, which employs about 28.2% of the workforce. Despite this large, relatively stable source of employment, the unemployment rate was 7.4% for 2013 after having experienced an unemployment rate which had ranged from 4.5 to 9.0% in prior years. The per capita income in Franklin County for 2012 averaged $38,653.

Boyle County has a population of approximately 29,000. The service sector, which employs about 42.2% of the work force, is the largest employer, while the trade, transportation and utilities sector is the next largest employer with approximately 21.8% of the workforce. Centre College is one of the larger employers in the community. The unemployment rate was 10.0% in 2013, while the per capita income in Boyle County for 2012 averaged $31,928.

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

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2014, residential mortgage loans totaled $210.4 million, or 84.4%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of First Federal of Frankfort’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2014, the Company’s loan portfolio included $142.5 million in adjustable-rate residential mortgage loans, or 67.1%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On limited occasions we have made construction loans to builders for the construction of a single-family residence for subsequent sale. At June 30, 2014, construction loans totaled $2.1 million, or 0.9%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2014, multi-family loans totaled $14.0 million, or 5.6%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes. At June 30, 2014, nonresidential totaled $26.0 million, or 10.5% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2014, commercial non-mortgage loans totaled $2.1 million, or 0.8%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2014, our consumer loan balance totaled $8.6 million, or 3.4%, of our total loan portfolio. Of the consumer loan balance at June 30, 2014, $5.4 million were home equity loans, $2.6 million were loans secured by savings deposits and $702,000 were automobile or unsecured loans.

Our home equity loans are made at First Federal of Frankfort and are made on the security of residential real estate and have terms of up to 10 years. Most of First Federal of Frankfort’s home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. First Federal of Frankfort does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. First Federal of Frankfort’s home equity loans require the monthly payment of 1.0% to 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. First Federal of Frankfort’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2014, the total outstanding home equity loans amounted to 2.2% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2014, loans on savings accounts totaled 1.0% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2014, totaled 0.3% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Frankfort sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2014, $13.0 million in loans were being serviced by First Federal of Frankfort for the FHLB-Cincinnati.

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

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2014, the regulatory limit on loans to one borrower was $2.5 million for First Federal of Hazard and $4.9 million for First Federal of Frankfort. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2014, no commitment losses were reflected in a separate liability.

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

At June 30, 2014, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae, but acquired an equity position in Freddie Mac along with the acquisition of CKF Bancorp. At June 30, 2014, the carrying amount of our Freddie Mac stock was $111,000, which was also its estimated fair market value, while its cost basis was $8,000.

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

Bank Owned Life Insurance

First Federal of Frankfort owns several Bank Owned Life Insurance policies totaling $2.9 million at June 30, 2014. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Frankfort’s defined benefit retirement plan and First Federal of Frankfort’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Frankfort is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Frankfort. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2014, First Federal of Hazard and First Federal of Frankfort were authorized to invest up to $2.4 million and $6.9 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2013 (the most recent period for which information is available,) First Federal of Hazard had a deposit market share of 11.3% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) and 1st Trust Bank, Inc. had Perry County deposit market shares of 42.6%, 16.8% and 21.4%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Frankfort’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Frankfort principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2013, (the most recent period for which information is available,) First Federal of Frankfort had deposit market share of 9.1%, 12.3% and 19.2% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Farmers Capital Bank Corporation (Farmers Bank and Capital Trust Company) at a 25.8% market share in the three-county area, Boyle Bancorp, Inc (The Farmers National Bank of Danville) at 17.2% and Whitaker Bank Corporation of Kentucky at 13.3%. Farmers Capital Bank Corporation, Boyle Bancorp, Inc., and Whitaker Bank Corporation had assets at June 30, 2014, of $1.8 billion, $436.3 million and $1.7 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($944.0 million in assets) and the Kentucky Employees Credit Union ($68.3 million in assets). First Federal of Frankfort competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Frankfort principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Frankfort believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2014, we had 70 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The risk-based capital standard requires federal savings institutions to maintain Tier 1 (core) and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital instruments and equity instruments) to risk-weighted assets of at least 4% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 100% assigned by capital regulation based on the risks believed inherent in the type of asset. Core (Tier 1) capital is generally defined as common stockholders’ equity (including retained earnings), certain noncumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of supplementary (Tier 2) capital include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible debt securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of supplementary capital included as part of total capital cannot exceed 100% of core capital.

The Office of the Comptroller of the Currency also has authority to establish individual minimum capital requirements in appropriate cases upon a determination that an institution’s capital level is or may become inadequate in light of the particular circumstances. At June 30, 2014, First Federal of Hazard and First Federal of Frankfort each met each of these capital requirements.

Savings and loan holding companies are not currently subject to specific regulatory capital requirements. The Dodd-Frank Act, however, required the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies, that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. In early July 2013, the Federal Reserve Board and the Office of the Comptroller of the Currency approved revisions to their capital adequacy guidelines and prompt corrective action rules that implement the revised standards of the Basel Committee on Banking Supervision, commonly called Basel III, and address relevant provisions of the Dodd-Frank Act. “Basel III” refers to two consultative documents released by the Basel Committee on Banking Supervision in December 2009, the rules text released in December 2010, and loss absorbency rules issued in January 2011, which include significant changes to bank capital, leverage and liquidity requirements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. At June 30, 2014, First Federal of Hazard and First Federal of Frankfort each met the qualified thrift lender test.

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

Insurance of Deposit Accounts. The deposits of both First Federal of Hazard and First Federal of Frankfort are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation. Deposit insurance per account owner is currently $250,000. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Institutions deemed less risky pay lower assessments. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

The Dodd-Frank Act required the Federal Deposit Insurance Corporation to revise its procedures to base its assessments upon each insured institution’s total assets less tangible equity instead of deposits. The Federal Deposit Insurance Corporation finalized a rule, effective April 1, 2011, that set the assessment range at 2.5 to 45 basis points of total assets less tangible equity.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Frankfort are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Frankfort are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Frankfort were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2014, of $2.0 million and $4.5 million, respectively.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $13.3 million and $89.0 million, plus 10% on the remainder. The first $13.3 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at the Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2014, the Banks met their reserve requirements.

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

Capital Requirements. Savings and loan holding companies historically have not been subject to specific regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including the Company. See “Regulation and Supervision—Regulation of Federal Savings Institutions -Capital Requirements” above.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive receipt of our dividends from Kentucky First. The Dodd-Frank Act addresses the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form. Kentucky First was granted such a waiver and dividends were paid to the Company’s shareholders on August 16 and November 22, 2011, as well as February 21, 2012. First Federal MHC was not allowed to waive its dividend with respect to the dividend paid on May 21, 2012. First Federal MHC subsequently received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the 3rd quarter of 2014. In an effort to comply with Regulation MM and to be able to continue to waive the dividend, First Federal MHC put the issue to a vote of the members on August 23, 2012, again on July 9, 2013, and again on July 8, 2014. Members of First Federal MHC voted in favor of the dividend waiver on all three occasions. As a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2015. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Frankfort to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2010 and later. For the 2014 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34.0%.

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

State Taxation. Although First Federal MHC and Kentucky First are subject to the Kentucky corporation income tax and state corporation license tax (franchise tax), the corporation license tax is repealed effective for tax periods ending on or after December 31, 2005. Gross income of corporations subject to Kentucky income tax is similar to income reported for federal income tax purposes except that dividend income, among other income items, is exempt from taxation. For First Federal MHC and Kentucky First tax years beginning July 1, 2005, the corporations are subject to an alternative minimum income tax. Corporations must pay the greater of the income tax, the alternative tax or $175. The corporations can choose between two methods to calculate the alternative minimum; 9.5 cents per $100 of the corporation’s gross receipts, or 75 cents per $100 of the corporation’s Kentucky gross profits. Kentucky gross profits means Kentucky gross receipts reduced by returns and allowances attributable to Kentucky gross receipts, less Kentucky cost of goods sold. The corporations, in their capacity as holding companies for financial institutions, do not have a material amount of cost of goods sold. Although the corporate license tax rate is 0.21% of total capital employed in Kentucky, a bank holding company, as defined in Kentucky Revised Statutes 287.900, is allowed to deduct from its taxable capital, the book value of its investment in the stock or securities of subsidiaries that are subject to the bank franchise tax.

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

Approximately 95.7% of our loan portfolio at June 30, 2014 was comprised of loans collateralized by real estate. The declining economic conditions have caused a decrease in demand for real estate, which has resulted in an erosion of some real estate values in our markets. Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Regulation of the financial services industry is undergoing major changes, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination. Such regulation, supervision and examination governs the activities in which we may engage, and is intended primarily for the protection of the deposit insurance fund and our depositors.

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate and has restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated the Banks, into the Office of the Comptroller of the Currency, and assigning the regulation of savings and loan holding companies, including the Company and the MHC, to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Banks that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until final regulations implementing the legislation are adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk.

In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal banking regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the Office of the Comptroller of the Currency’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision—Regulation of Federal Savings Institutions—Capital Requirements” for a discussion of regulatory capital requirements.

We expect that our return on equity will be low compared to other companies as a result of our high level of capital.

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2014, our return on average equity was 2.9%. We also intend to continue managing excess capital through our stock repurchase program, which has been successful, given relatively low market prices of the Company’s common stock. However, this program could be curtailed or rendered less effective if the market price of our stock increases, or if the Company’s liquid funds are deployed elsewhere. Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained. Consequently, you should not expect a competitive return on average equity in the near future. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

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

We are subject to certain risks in connection with our use of technology.

Our security measures may not be sufficient to mitigate the risk of a cyber attack. Communications and information systems are essential to the conduct of our business, as we use such systems to manage our customer relationships, our general ledger and virtually all other aspects of our business. Our operations rely on the secure processing, storage, and transmission of confidential and other information in our computer systems and networks. Although we take protective measures and endeavor to modify them as circumstances warrant, the security of our computer systems, software, and networks may be vulnerable to breaches, unauthorized access, misuse, computer viruses, or other malicious code and cyber attacks that could have a security impact. If one or more of these events occur, this could jeopardize our or our customers’ confidential and other information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations or the operations of our customers or counterparties. We may be required to expend significant additional resources to modify our protective measures or to investigate and remediate vulnerabilities or other exposures, and we may be subject to litigation and financial losses that are either not insured against or not fully covered through any insurance maintained by us. We could also suffer significant reputational damage.

Security breaches in our Internet banking activities could further expose us to possible liability and damage our reputation. Any compromise of our security also could deter customers from using our Internet banking services that involve the transmission of confidential information. We rely on standard Internet security systems to provide the security and authentication necessary to effect secure transmission of data. These precautions may not protect our systems from compromises or breaches of our security measures, which could result in significant legal liability and significant damage to our reputation and our business.

Our security measures may not protect us from systems failures or interruptions. While we have established policies and procedures to prevent or limit the impact of systems failures and interruptions, there can be no assurance that such events will not occur or that they will be adequately addressed if they do. In addition, we outsource certain aspects of our data processing and other operational functions to certain third-party providers. If our third-party providers encounter difficulties, or if we have difficulty in communicating with them, our ability to adequately process and account for transactions could be affected, and our business operations could be adversely impacted. Threats to information security also exist in the processing of customer information through various other vendors and their personnel.

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us, or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

Item 1B. Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2014.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2014	Approximate Square Footage
	(Dollars in thousands)

First Federal of Hazard
Main Office:
479 Main Street
Hazard, Kentucky 41701	1960	Owned	$187	15,000

First Federal of Frankfort
Main Office:
216 West Main Street
Frankfort, Kentucky 40601	2005	Owned	1,193	14,000

1980 Versailles Road
Frankfort, Kentucky 40601	2005	Owned	516	1,800

1220 US 127 South
Frankfort, Kentucky 40601	2005	Owned	490	2,480

340 West Main Street
Danville, Kentucky 40422	2012	Owned	519	8,700

120 Skywatch Drive
Danville, Kentucky 40422	2012	Owned	788	2,300

208 Lexington Street
Lancaster, Kentucky 40444	2012	Owned	551	4,300

The net book value of our investment in premises and equipment was $4.6 million at June 30, 2014. See Note E of Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)    The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2014 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)    Not applicable.

(c)    The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2014.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2014
Beginning date: April 1
Ending date: April 30	—	—	—	145,000

May 2014
Beginning date: May 1
Ending date: May 31	—	—	—	145,000

June 2014
Beginning date: June 1
Ending date: June 30	—	—	—	145,000

Total	—	—	—

_________________

(1)	On January 16, 2014, the Company announced a program (its seventh) to repurchase up to 150,000 shares of its Common Stock.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2014, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 1992 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2014, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The information contained under the section captioned “Proposal I ─ Election of Directors” in the Company’s definitive proxy statement for the Company’s 2014 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the sections captioned “Voting Securities and Security Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2014.

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	325,800	$10.10	95,416

Equity compensation plans not approved by security holders	—	—	—

Total	325,800	$10.10	95,416

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2014 and 2013
Consolidated Statements of Income for the Years Ended June 30, 2014 and 2013
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2014 and 2013
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2014 and 2013
Consolidated Statements of Cash Flows for the Years Ended June 30, 2014 and 2013
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[6]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[2]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Don D. Jennings, as amended†
10.3[2]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[2]	Employment Agreement between First Federal Savings Bank of Frankfort and R. Clay Hulette, as amended†
10.5[2]	Employment Agreement between First Federal Savings Bank of Frankfort and Teresa Kuhl, as amended†
10.6[2]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[2]	Amended and Restated First Federal Savings Bank of Frankfort Change in Control Severance Compensation Plan†
10.8[2]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.9[3]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.10[4]	Form of Restricted Stock Award Agreement†
10.11[4]	Form of Incentive Stock Option Award Agreement†
10.12[4]	Form of Non-Statutory Option Award Agreement†
10.13[5]	Employment Agreement by and between Kentucky First Federal Bancorp and William H. Johnson†
10.14[5]	Employment Agreement by and between First Federal Savings Bank of Frankfort and William H. Johnson†
13	Annual Report to Stockholders for the year ended June 30, 2014
21	Subsidiaries
23.1	Consent of Crowe Horwath LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101*	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.

29

 __________

†	Management contract or compensation plan or arrangement.
*	Furnished, not filed.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 0-51176).
(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 29, 2014	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 29, 2014
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 29, 2014
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 29, 2014
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 29, 2014
Stephen G. Barker
Director

/s/ Walter G. Ecton, Jr.	September 29, 2014
Walter G. Ecton, Jr.
Director

/s/ David R. Harrod	September 29, 2014
David R. Harrod
Director

/s/ Herman D. Regan, Jr.	September 29, 2014
Herman D. Regan, Jr.
Director

/s/ William D. Gorman, Jr.	September 29, 2014
William D. Gorman, Jr.
Director

/s/ W. Banks Hudson	September 29, 2014
W. Banks Hudson
Director

/s/ William H. Johnson	September 29, 2014
William H. Johnson
Director