Form 10-Q
period 2014-09-30
Kentucky First Federal Bancorp
filed 2014-11-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended                      September 30, 2014

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

                                                                                                                    Yes ☐                                     No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 13, 2014, the latest practicable date, the Corporation had 8,524,178 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	June 30,
	2014	2014
ASSETS

Cash and due from financial institutions	$4,070	$4,191
Interest-bearing demand deposits	6,805	7,320
Cash and cash equivalents	10,875	11,511

Securities available for sale	209	247
Securities held-to-maturity, at amortized cost- approximate fair value of $8,819 and $9,195 at September 30, 2014 and June 30, 2014, respectively	8,673	9,018
Loans held for sale	206	—
Loans, net of allowance of $1,494 and $1,473 at September 30, 2014 and June 30, 2014, respectively	243,883	246,788
Real estate owned, net	1,803	1,846
Premises and equipment, net	4,632	4,629
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	900	891
Bank-owned life insurance	2,902	2,878
Goodwill	14,507	14,507
Prepaid federal income taxes	83	227
Prepaid expenses and other assets	585	631

Total assets	$295,740	$299,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$211,716	$213,142
Federal Home Loan Bank advances	14,188	17,200
Advances by borrowers for taxes and insurance	867	616
Accrued interest payable	34	32
Deferred federal income taxes	256	210
Deferred revenue	628	631
Other liabilities	834	619
Total liabilities	228,523	232,450

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,624	34,671
Retained earnings	34,063	34,027
Unearned employee stock ownership plan (ESOP), 136,318 shares and 140,987 shares at September 30, 2014 and June 30, 2014, respectively	(1,363)	(1,410)
Treasury shares at cost, 27,886 common shares at September 30, 2014 and June 30, 2014	(239)	(239)
Accumulated other comprehensive income	46	70
Total shareholders’ equity	67,217	67,205

Total liabilities and shareholders’ equity	$295,740	$299,655

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2014	2013
Interest income
Loans, including fees	$3,000	$3,111
Mortgage-backed securities	29	36
Other securities	6	7
Interest-bearing deposits and other	64	82
Total interest income	3,099	3,236

Interest expense
Interest-bearing demand deposits	8	7
Savings	59	60
Certificates of Deposit	222	301
Deposits	289	368
Borrowings	62	85
Total interest expense	351	453
Net interest income	2,748	2,783
Provision for loan losses	56	282
Net interest income after provision for losses on loans	2,692	2,501

Non-interest income
Earnings on bank-owned life insurance	23	23
Net gains on sales of loans	6	35
Net loss on sales of OREO	(1)	(10)
Write-down of real estate owned	—	(17)
Other	68	84
Total non-interest income	96	115

Non-interest expense
Employee compensation and benefits	1,377	1,249
Occupancy and equipment	131	140
Outside service fees	38	36
Legal fees	7	11
Data processing	102	122
Auditing and accounting	65	33
FDIC insurance premiums	63	60
Franchise and other taxes	67	68
Foreclosure and OREO expenses (net)	53	20
Other	266	248
Total non-interest expense	2,169	1,987

Income before income taxes	619	629
Federal income taxes	203	206

NET INCOME	$416	$423
EARNINGS PER SHARE
Basic and diluted	$0.05	$0.05
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes.

4

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2014	2013

Net income	$416	$423

Other comprehensive loss, net of tax benefits:
Unrealized holding losses on securities designated as available for sale, net of tax benefits of $11 and $1 during the respective periods	(24)	(2)
Comprehensive income	$392	$421

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2014	2013

Cash flows from operating activities:
Net income	$416	$423
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	66	78
Accretion of purchased loan discount	(60)	—
Amortization of purchased loan premium	4	—
Accretion of deferred loan origination costs	(5)	—
Amortization (accretion) of premiums on investment securities	41	(64)
Accretion of premiums on Federal Home Loan Bank advances	—	(42)
Accretion of premiums on deposits	(98)	(120)
Net gain on sale of loans	(6)	(35)
Net loss on sale of real estate owned	1	10
Valuation adjustments of real estate owned	—	17
Deferred gain on sale of real estate owned	(3)	23
ESOP compensation expense	39	38
Earnings on bank-owned life insurance	(23)	(23)
Provision for loan losses	56	282
Origination of loans held for sale	(326)	(1,073)
Proceeds from loans held for sale	85	1,294
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(9)	(12)
Prepaid expenses and other assets	46	47
Accrued interest payable	2	2
Other liabilities	215	122
Federal income taxes	203	3
Net cash provided by operating activities	644	970

Cash flows from investing activities:
Securities maturities, prepayments and calls:
Held to maturity	304	1,147
Available for sale	2	22
Loans originated for investment, net of principal collected	2,625	3,636
Proceeds from sale of real estate owned	327	—
Additions to premises and equipment, net	(69)	(86)
Net cash provided by investing activities	3,189	4,719

Cash flows from financing activities:
Net change in deposits	(1,328)	(3,840)
Payments by borrowers for taxes and insurance, net	251	241
Repayments on Federal Home Loan Bank advances	(3,012)	(5,534)
Dividends paid on common stock	(380)	(360)
Net cash used in financing activities	(4,469)	(9,493)

Net decrease in cash and cash equivalents	(636)	(3,804)

Beginning cash and cash equivalents	11,511	16,540

Ending cash and cash equivalents	$10,875	$12,736

(continued)

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$—	$225

Interest on deposits and borrowings	$447	$613

Transfers of loans to real estate acquired through foreclosure, net	$156	$327

Loans made on sale of real estate acquired through foreclosure	$195	$35

Deferred gain on sale of real estate acquired through foreclosure	$2	$5

Capitalization of mortgage servicing rights	$1	$10

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2014, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2014 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2014

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
(in thousands)	2014	2013

Net income allocated to common shareholders, basic and diluted	$416	$423

	Three months ended September 30,
(in thousands)	2014	2013

Weighted-average common shares outstanding, basic and diluted	8,383,191	8,369,515

There were 309,800 stock option shares outstanding for the three-month periods ended September 30, 2014 and 2013. The stock option shares outstanding were antidilutive for the respective periods.

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2014 and June 30, 2014, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

		September 30, 2014
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed:residential	$131	$2	$-	$133
FHLMC stock	8	68	-	76
	$139	$70	$-	$209

Held-to-maturity Securities
Agency mortgage-backed: residential	$3,480	$152	$1	$3,631
Agency bonds	5,193	4	9	5,188
	$8,673	$156	$10	$8,819

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

3. Investment Securities (continued)

		June 30, 2014
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed:residential	$134	$2	$-	$136
FHLMC stock	8	103	-	111
	$142	$105	$-	$247

Held-to-maturity Securities
Agency mortgage-backed: residential	$3,792	$180	$1	$3,971
Agency bonds	5,226	3	5	5,224
	$9,018	$183	$6	$9,195

The Company’s equity securities consist of Federal Home Loan Mortgage Company (FHLMC or Freddie Mac) stock, while our debt securities consist of agency bonds and mortgage-backed securities. Mortgage-backed securities do not have a single maturity date. The amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity. Securities not due at a single maturity are shown separately.

	September 30, 2014
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$2,038	$2,041
One to five years	3,155	3,147
Mortgage-backed	3,480	3,631
	$8,673	$8,819

Our pledged securities at September 30, 2014, and June 30, 2014 totaled $2.2 million and $2.6 million, respectively.

There were no sales of investment securities during the three-month periods ended September 30, 2014 and 2013.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency bonds, which carry a very limited amount of risk. Also, we have no intention to sell nor feel tht we will be compelled to sell such securities before maturity. Based on our evaluation, no impairment has been recognized through earnings.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2014	2014

Residential real estate
One- to four-family	$194,030	$196,381
Multi-family	13,640	14,002
Construction	1,965	2,122
Land	2,399	2,362
Farm	1,627	1,644
Nonresidential real estate	21,701	21,945
Commercial nonmortgage	1,896	2,080
Consumer and other:
Loans on deposits	2,564	2,564
Home equity	5,617	5,359
Automobile	66	64
Unsecured	362	638
	245,867	249,161

Undisbursed portion of loans in process	(588)	(952)
Deferred loan origination fees (cost)	98	52
Allowance for loan losses	(1,494)	(1,473)
	$243,883	$246,788

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,003	$52	$37	$2	$1,020
Multi-family	73	—	—	—	73
Construction	11	—	—	—	11
Land	10	1			11
Farm	9	—	—	—	9
Nonresidential real estate	112	2	—	—	114
Commercial nonmortgage	11	(1)	—	—	10
Consumer and other:
Loans on deposits	13	1	—	—	14
Home equity	28	2	—	—	30
Automobile	—	—	—	—	—
Unsecured	3	(1)	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,473	$56	$37	$2	$1,494

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$871	$273	$207	$—	$937
Multi-family	63	2	—	—	65
Construction	8	1	—	—	9
Land	12	(1)	—	—	11
Farm	6	2	—	—	8
Nonresidential real estate	94	8	—	—	102
Commercial nonmortgage	13	1	—	—	14
Consumer and other:
Loans on deposits	12	—	—	—	12
Home equity	25	1	—	—	26
Automobile	—	—	—	—	—
Unsecured	6	(5)	—	1	2
Unallocated	200	—	—	—	200
Totals	$1,310	$282	$207	$1	$1,386

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2014. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

September 30, 2014:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,511	$2,587	$4,098	$9	$—	$9
Land	—	421	421
Nonresidential real estate	—	514	514	—	—	—
Commercial nonmortgage	—	46	46	—	—	—
Consumer and other
Automobile	—	—	—	—	—	—
Unsecured	—	—	—	—	—	—
	1,511	3,568	5,079	9	—	9

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$189,932	$1,011	$—	$1,011
Multi-family			13,640	73	—	73
Construction			1,965	11	—	11
Land			1,978	11	—	11
Farm			1,627	9	—	9
Nonresidential real estate			21,187	114	—	114
Commercial nonmortgage			1,850	10	—	10
Consumer and other
Loans on deposits			2,564	14	—	14
Home equity			5,617	30	—	30
Automobile			66	—	—	—
Unsecured			362	2	—	2
Unallocated			—	—	200	200
			240,788	1,285	200	1,485
			$245,867	$1,294	$200	$1,494

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2014.

June 30, 2014:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,159	$2,735	$4,894	$14	$—	$14
Farm	—	444	444	—	—	—
Nonresidential real estate	—	529	529	—	—	—
Commercial and industrial	—	68	68	—	—	—
	2,159	3 776	5,935	14	—	14

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$191,487	$989	$—	$989
Multi-family			14,002	73	—	73
Construction			2,122	11	—	11
Land			1,918	10	—	10
Farm			1,644	9	—	9
Nonresidential real estate			21,416	112	—	112
Commercial nonmortgage			2,012	11	—	11
Consumer and other
Loans on deposits			2,564	13	—	13
Home equity			5,359	28	—	28
Automobile			64	—	—	—
Unsecured			638	3	—	3
Unallocated			—	—	200	200
			243,226	1,259	200	1,459
			$249,161	$1,273	$200	$1,473

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2014 and 2013:

September 30, 2014:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$1,441	$—	$1,701	$1	$1
Purchased credit-impaired loans	3,568	—	3,635	29	29
	5,009	—	5,336	30	30
With an allowance recorded:
One- to four-family	70	9	135	1	1
	$5,079	$9	$5,471	$31	$31

September 30, 2013:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,207	$—	$3,854	$—	$—
Purchased credit-impaired loans	3,809	—	3,986	—	—
	7,016	—	7,840	—	—
With an allowance recorded:
One- to four-family	210	14	212	—	—
	$7,226	$14	$8,052	$—	$—

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2014, and June 30, 2014:

	September 30, 2014		June 30, 2014
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$5,171	$2,442	$5,767	$3,513
Land	288	—	—	—
Nonresidential real estate	382	—	384	—
Commercial nonmortgage	47	—	47	—
Consumer	28	—	29	—
	$5,916	$2,442	$6,227	$3,513

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(unaudited)

4. Loans receivable (continued)

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At September 30, 2014 and June 30, 2014, the Company had $1.8 million and $2.0 million of loans classified as TDRs, respectively. Of the TDRs at September 30, 2014, approximately 41.9% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of his debt to the Banks.

During the period ended September 30, 2014, there were no terms of loans restructured.

The following table presents TDRs by loan type at September 30, 2014 and June 30, 2014, and their performance, by modification type:

(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

September 30, 2014
Residential Real Estate:
1-4 Family	38	$2,122	$1,824	$1,627	$197

June 30, 2014
Residential Real Estate:
1-4 Family	39	$2,230	$1,997	$1,621	$376

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications for the three months ended September 30, 2014 and 2013, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended September 30, 2014
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	—	—	—
Total troubled debt restructures	$—	$—	$—

Three months ended September 30, 2013
Residential real estate:
Rate reduction	$126	$—	$126
Bankruptcies	208	61	269
Total troubled debt restructures	$334	$61	$395

The Company had no allocated specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2014, or at June 30, 2014. The Company had no commitments to lend on loans classified as TDRs at September 30, 2014 or June 30, 2014.

The TDRs described above did not increase the allowance for loan losses and did not result in charge offs during the three months ended September 30, 2014 or 2013. There were no TDRs that defaulted in the three months ended September 30, 2014, and one TDR that defaulted during the three months ended September 30, 2013. The TDR Loan that defaulted in the 2013 period had a carrying value of $486,000 at September 30, 2014, and while that loan was in foreclosure at the end of the period, there has been no charge-off or additional provision recorded for that credit.

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2014, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,247	$5,561	$9,808	$184,222	$194,030
Multi-family	—	—	—	13,640	13,640
Construction	—	—	—	1,965	1,965
Land	566	27	593	1,806	2,399
Farm	—	—	—	1,627	1,627
Nonresidential real estate	—	195	195	21,506	21,701
Commercial nonmortgage	—	—	—	1,896	1,896
Consumer and other	92	—	92	8,517	8,609
Total	$4,905	$5,783	$10,688	$235,179	$245,867

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(unaudited)

4. Loans receivable (continued)

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2014, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,481	$9,060	$13,541	$182,840	$196,381
Multi-family	—	—	—	14,002	14,002
Construction	343	—	343	1,779	2,122
Land	—	364	364	1,998	2,362
Farm	—	—	—	1,644	1,644
Nonresidential real estate	375	396	771	21,174	21,945
Commercial nonmortgage	—	88	88	1,992	2,080
Consumer and other:
Loans on deposits	—	—	—	2,564	2,564
Home equity	—	33	33	5,326	5,359
Automobile	—	—	—	64	64
Unsecured	68	—	68	570	638
Total	$5,267	$9,941	$15,208	$233,953	$249,161

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2014

(unaudited)

4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$3,657	$9,733	$—	$180,640
Multi-family	13,640	—	—	—	—
Construction	1,965	—	—	—	—
Land	1,496	—	903
Farm	1,627	—	—	—	—
Nonresidential real estate	18,727	941	2,033	—	—
Commercial nonmortgage	1,849	—	47	—	—
Consumer and other:
Loans on deposits	2,564	—	—	—	—
Home equity	5,617	—	—	—	—
Automobile	38	—	28	—	—
Unsecured	359	3	—	—	—
	$47,882	$4,601	$12,744	$—	$180,640

At June 30, 2014, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$2,928	$11,287	$—	$182,166
Multi-family	14,002	—	—	—	—
Construction	2,122	—	—	—	—
Land	1,366	—	996	—	—
Farm	1,644	—	—	—	—
Nonresidential real estate	18,920	965	2,060	—	—
Commercial nonmortgage	2,014	—	66	—	—
Consumer and other:
Loans on deposits	2,564	—	—	—	—
Home equity	5,359	—	—	—	—
Automobile	64	—	—	—	—
Unsecured	606	3	29	—	—
	$48,661	$3,896	$14,438	$—	$182,166

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

4. Loans receivable (continued)

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a credit quality component of $764,000 and $782,000 at September 30, 2014 and June 30, 2014, respectively, is as follows:

(in thousands)	September 30, 2014	June 30, 2014

Residential real estate:
One- to four-family	$2,587	$2,735
Land	421	444
Nonresidential real estate	514	529
Commercial nonmortgage loans	46	68
Outstanding balance	$3,568	$3,776

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended September 30, 2014	Twelve months ended June 30, 2014

Balance at beginning of period	$1,478	$1,294
New loans purchased	—	—
Accretion of income	(60)	(155)
Reclassifications from nonaccretable difference	—	339
Disposals	(10)	—
Balance at end of period	$1,408	$1,478

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2014, nor for the three months ended September 30, 2014. Neither were any allowance for loan losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2014
Agency mortgage-backed: residential	$133	$—	$133	$—
FHLMC stock	76	—	76	—
	$209	$—	$209	$—
June 30, 2014
Agency mortgage-backed: residential	$136	$—	$136	$—
FHLMC stock	111	—	111	—
	$247	$—	$247	$—

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2014
Impaired loans
One- to four-family	$70	$—	$—	$70

Other real estate owned, net
One- to four-family	786	—	—	786
Land	15	—	—	15

June 30, 2014
Impaired loans
One- to four-family	$186	$—	$—	$186

Other real estate owned, net
One- to four-family	1,140	—	—	1,140
Land	15	—	—	15

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired loans, which are measured using the fair value of the collateral for collateral-dependent loans, had a carrying amount of $70,000 and $200,000 at September 30, 2014 and June 30, 2014, with specific valuation allowance of $9,000 and $14,000 at the end of each period, respectively. There was no specific allowance provision made for the three month periods ended September 30, 2014 or 2013.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $801,000 and $1.2 million at September 30, 2014 and June 30, 2014, respectively. While there was no write-down of other real estate owned during the three months ended September 30, 2014, other real estate owned measured at fair value less costs to sell had a net carrying amount of $210,000 resulting in a write-down of $17,000 for the three months ended September 30, 2013.

The following tables present quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2014, and June 30, 2014:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
September 30, 2014	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
One- to four- family	$70	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3%)

Foreclosed and repossessed assets:
1-4 family	$786	Sales comparison approach	Adjustments for differences between comparable sales	-37.1% to 30.2% (-1.7%)

Land	$15	Sales comparison approach	Adjustments for differences between comparable sales	-66.7 to 73.3% (40.0%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2014	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
1-4 family	$186	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3%)

Foreclosed and repossessed assets:
1-4 family	$1,140	Sales comparison approach	Adjustments for differences between comparable sales	-37.1% to 30.2% (1.1%)

Land	15	Sales comparison approach	Adjustments for differences between comparable sales	20.2% to 38.9% (20.8%)

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

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

       The following methods were used to estimate the fair value of all other financial instruments at September 30, 2014 and June 30, 2013:

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

Loans: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The fair value of loans does not consider an exit price.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at September 30, 2014 and June 30, 2013, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2014 and June 30, 2014 are as follows:

		Fair Value Measurements at
		September 30, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$10,875	$10,875			$10,875
Available-for-sale securities	209		$209		209
Held-to-maturity securities	8,673		8,819		8,819
Loans held for sale	206			$206	206
Loans receivable - net	243,883			249,619	249,619
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	900			900	900

Financial liabilities
Deposits	$211,716	$77,947	$133,991		$211,938
Federal Home Loan Bank advances	14,188		15,204		15,204
Advances by borrowers for taxes and insurance	867	867			867
Accrued interest payable	34	1	33		34

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at June 30, 2013 were as follows:

		Fair Value Measurements at
(in thousands)	Carrying	June 30, 2014 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$11,511	$11,511			$11,511
Available-for-sale securities	247		$247		247
Held-to-maturity securities	9,018		9,195		9,195
Loans held for sale	—		—		—
Loans receivable - net	246,788			$253,780	253,780
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	891			891	891

Financial liabilities
Deposits	$213,142	$88,854	$124,390		$213,244
Federal Home Loan Bank advances	17,200		18,303		18,303
Advances by borrowers for taxes and insurance	616	616			616
Accrued interest payable	32		32		32

Loans receivable represents the Company’s most significant financial asset, which is in Level 3 for fair value measurements. A third party provides financial modeling for the Company and results are based on assumptions and factors determined by management.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2014

(unaudited)

6. Other Comprehensive Income (Loss)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2014	2013

Unrealized holding gains (losses) on available-for-sale securities	$(35)	$(3)
Tax effect	11	1
Net-of-tax amount	$(24)	$(2)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Balance at June 30, 2014	Current Year Change	Balance at September 30, 2014

Unrealized gains (losses) on available-for-sale securities	$70	$(24)	$46

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014.

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended September 30, 2014 and 2013, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2014			2013
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans	$246,603	$3,000	4.87%	$261,191	$3,111	4.76%
Mortgage-backed securities	3,795	29	3.06	5,224	36	2.76
Other securities	5,327	6	0.45	6,753	7	0.42
Other interest-earning assets	14,213	64	1.80	22,816	82	1.44
Total interest-earning assets	269,938	3,099	4.59	295,984	3,236	4.37
Less: Allowance for loan losses	(1,466)			(1,318)
Non-interest-earning assets	29,331			29,768
Total assets	$297,803			$324,434
Interest-bearing liabilities:
Demand deposits	$15,974	$8	0.20%	$11,957	$7	0.23%
Savings	58,792	59	0.40	62,454	60	0.38
Certificates of deposit	134,988	222	0.66	152,859	301	0.79
Total deposits	209,754	289	0.55	227,270	368	0.65
Borrowings	14,660	62	1.69	23,002	85	1.48
Total interest-bearing liabilities	224,414	351	0.63	250,272	453	0.72
Noninterest-Bearing demand deposits	4,002			3,962
Noninterest-bearing liabilities	2,321			2,635
Total liabilities	230,737			256,869
Shareholders’ equity	67,066			67,565
Total liabilities and shareholders’ equity	$297,803			$324,434
Net interest income/average yield		$2,748	3.97%		$2,783	3.65%
Net interest margin			4.07%			3.76%
Average interest-earning assets to average interest-bearing liabilities			120.29%			118.27%

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to September 30, 2014

Assets: At September 30, 2014, the Company’s assets totaled $295.7 million, a decrease of $3.9 million, or 1.3%, from total assets at June 30, 2014. This decrease was attributed primarily to a decrease in loans.

Cash and cash equivalents: Cash and cash equivalents decreased by $636,000 or 5.5% to $10.9 million at September 30, 2014, as excess liquidity was utilized to repay borrowings.

Loans: Loans receivable, net, decreased by $2.9 million or 1.3% to $243.9 million at September 30, 2014, due primarily to low levels of loan demand. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. However, loan demand continues in its weakened state as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Non-Performing Loans:  At September 30, 2014, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $8.4 million, or 3.4% of total loans (including loans purchased in the acquisition), compared to $9.7 million or 3.95%, of total loans at June 30, 2014.  The Company’s allowance for loan losses totaled $1.5 million at both September 30, 2014, and June 30, 2014. The allowance for loan losses at September 30, 2014, represented 17.9% of nonperforming loans and 0.61% of total loans (including loans purchased in the acquisition), while at June 30, 2014, the allowance represented 18.4% of nonperforming loans and 0.60% of total loans.

The Company had $14.5 million in assets classified as substandard for regulatory purposes at September 30, 2014, including loans ($12.7 million) and real estate owned (“REO”) ($1.8 million), including both loans and REO acquired in the CKF Bancorp transaction. Substandard assets at June 30, 2014, consisted of 176 loans totaling $14.4 million and 23 parcels of real estate owned with an aggregate carrying value of $1.8 million. Classified loans as a percentage of total loans (including loans acquired on December 31, 2012) was 5.2% and 5.9% at September 30, 2014 and June 30, 2014, respectively.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2014	June 30, 2014
Substandard assets	$14,547	$14,438
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$14,547	$14,438

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to September 30, 2014 (continued)

At September 30, 2014, the Company’s real estate acquired through foreclosure represented 12.4% of substandard assets compared to 11.3% at June 30, 2014. During the three months ended September 30, 2014 and the fiscal year ended June 30, 2014, the Company made loan(s) to facilitate the purchase of its other real estate owned by qualified borrowers. During the three months ended September 30, 2014, the Company sold property with carrying value of $214,000 for $200,000, while during the year ended June 30, 2014, property with a carrying value of $189,000 was sold for $200,000. Such loans are considered loans to facilitate an exchange and, as such, the Company defers recognition of any gain until the proper time in the future. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $308,000 and $309,000 at September 30, 2014 and June 30, 2014, respectively.

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2014		June 30, 2014
	Number		Number	Net
	of	Carrying	of	Carrying
(dollars in thousands)	Properties	Value	Properties	Value

Single family	17	$1,788	20	$1,831
Building lot	3	15	3	15
Total REO	20	$1,803	23	$1,846

At September 30, 2014, and June 30, 2014, the Company had $4.6 million and $3.9 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Securities: At September 30, 2014, the Company’s investment securities had decreased $383,000 to $8.9 million compared to June 30, 2014, due to maturities and repayments.

Liabilities: At September 30, 2014, the Company’s liabilities totaled $228.5 million, a decrease of $3.9 million, or 1.7%, from total liabilities at June 30, 2014. The decrease in liabilities was attributed primarily to repayment of FHLB advances that matured, while deposits also decreased during the period. FHLB Advances decreased $3.0 million or 17.5% from $17.2 million at June 30, 2014 to $14.1 million at September 30, 2014. Deposits decreased $1.4 million or 0.7% to $211.7 million at September 30, 2014.

Shareholders’ Equity: At September 30, 2014, the Company’s shareholders’ equity totaled $67.2 million, an increase of $12,000 from the June 30, 2014 total. The change in shareholders’ equity is primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancor

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to September 30, 2014 (continued)

The Company paid dividends of $380,000 or 91.3% of net income for the three-month period just ended. On July 8, 2014, the members of First Federal MHC for the third time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. On August 3, 2014, the Company received notice from the Federal Reserve Bank of Cleveland that there would be no objection to a waiver of dividends paid by the Company to First Federal MHC.  As a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2015. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for additional discussion regarding dividends.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2014 and 2013

General

Net income totaled $416,000 for the three months ended September 30, 2014, a decrease of $7,000 or 1.7% from net income of $423,000 for the same period in 2013. The decrease was primarily attributable to higher non-interest expenses, which were somewhat offset by lower provision for loan losses.

Net Interest Income

Net interest income before provision for loan losses decreased $35,000 or 1.3% and totaled $2.8 million for the three month period just ended primarily as a result of lower interest income. Provision for loan losses totaled $56,000 for the recent quarter end compared to $282,000 for the prior year period. Net interest income after provision for loan losses increased by $191,000 or 7.6% to $2.7 million compared to net interest income after provision for loan losses of $2.5 million for the three month period ended September 30, 2013. Interest income decreased $137,000 or 4.2%, to $3.1 million, while interest expense decreased $102,000 or 22.5% to $351,000 for the three months ended September 30, 2014.

Interest income on loans decreased $111,000 or 3.6% to $3.0 million, due primarily to a decrease in volume in the loan portfolio. The average balance of loans outstanding decreased $14.6 million to $246.6 million for the period just ended, while the average rate earned on loans outstanding for the three-month period ended September 30, 2014, increased 11 basis points to 4.87% for the three months just ended.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2014 and 2013 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased $79,000 or 21.5% to $289,000 for the three-month period ended September 30, 2014, primarily due to a decrease in the average rate paid on deposits. Average deposits outstanding decreased $17.5 million or 7.7% to $209.8 million for the recently ended quarter, while the average rate paid on deposits declined from 65 basis points for the quarter ended September 30, 2013, to 55 basis points for the current year period. Interest expense on borrowings decreased $23,000 or 27.1% to $62,000 for the three month period ended September 30, 2014, compared to the prior year period. The decrease in interest expense on borrowings was attributed to a lower average balance outstanding during the period. The average balance of borrowings outstanding decreased $8.3 million or 36.3% to $14.7 million for the quarterly period just ended, while the average rate paid on borrowings increased 21 basis points to 1.69% for the most recent period.

Net interest margin increased from 3.76% for the prior year quarterly period to 4.07% for the quarter ended September 30, 2014.

Provision for Losses on Loans

The Company recorded $56,000 in provision for losses on loans during the three months ended September 30, 2014, compared to a provision of $282,000 for the three months ended September 30, 2013. The provision decreased as a result of a reduction in net charge-offs, nonperforming assets and classified loans. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $96,000 for the three months ended September 30, 2014, a decrease of $19,000 or 16.5% from the same period in 2013. Net gains on sales of loans, which decreased $29,000 to $6,000 for the quarter just ended, was the primary contributor to the decrease in non-interest income. The lack of loan demand in general has decreased the number of loans available to us for sale in the secondary market. Net charges on other real estate owned represented only $1,000 for the quarterly period ended September 30, 2014, compared to $27,000 in the prior year’s quarter. In the quarter ended September 30, 2014, the Company recorded no impairment charges on REO and a net loss on sale of REO of $1,000.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2014 and 2013 (continued)

Non-interest Expense

Non-interest expense totaled $2.2 million and $2.0 million for the three months ended September 30, 2014 and 2013, respectively, an increase of $182,000 or 9.2% period to period. The increase was primarily related to higher employee compensation and benefits, which increased $128,000 or 10.2% due to higher salaries and higher retirement expense. Full-time equivalent employees (FTEs) increased from 66 at September 30, 2013 to 70 at September 30, 2014, primarily in response to additional regulatory burden placed on the banks. In addition to higher salary expense, higher costs were also incurred for retirement expense and benefits. Auditing and accounting expense increased $32,000 or 97.0% to $65,000 for the three month period ended September 30, 2014, primarily because of increased costs associated with internal control activities in 2014 as compared to 2013. Foreclosure and OREO expenses (net) totaled $53,000 for the recently ended quarter compared to $20,000 for the prior year period.

Federal Income Tax Expense

Federal income taxes expense totaled $203,000 for the three months ended September 30, 2014, compared to $206,000 in the prior year period. The effective tax rates were 32.8% for each of the three-month periods ended September 30, 2014 and 2013, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2014, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)            The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2014.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	Purchased	(incl commissions)	or programs	the plans or programs

July 1-31, 2014	—	$—	—	145,000
August 1-31, 2014	—	$—	—	145,000
September 1-30, 2014	—	$—	—	145,000

(1)  On January 16, 2014, the Company announded a program (its seventh) to repurchase up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows; and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the year ended June 30, 2012 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2014	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 14, 2014	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

