Form 10-Q
period 2014-12-31
Kentucky First Federal Bancorp
filed 2015-02-17
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                 December 31, 2014

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 13, 2015, the latest practicable date, the Corporation had 8,457,515 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2014	2014
ASSETS

Cash and due from financial institutions	$3,023	$4,191
Interest-bearing demand deposits	6,765	7,320
Cash and cash equivalents	9,788	11,511

Securities available for sale	164	247
Securities held-to-maturity, at amortized cost- approximate fair value of $16,554 and $9,195 at December 31, 2014 and June 30, 2014, respectively	16,409	9,018
Loans held for sale	180	—
Loans, net of allowance of $1,581 and $1,473 at December 31, 2014 and June 30, 2014, respectively	244,346	246,788
Real estate owned, net	2,233	1,846
Premises and equipment, net	4,635	4,629
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	748	891
Bank-owned life insurance	2,925	2,878
Goodwill	14,507	14,507
Prepaid federal income taxes	223	227
Prepaid expenses and other assets	474	631

Total assets	$303,114	$299,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$205,019	$213,142
Federal Home Loan Bank advances	29,047	17,200
Advances by borrowers for taxes and insurance	205	616
Accrued interest payable	31	32
Deferred federal income taxes	423	210
Deferred revenue	618	631
Other liabilities	577	619
Total liabilities	235,920	232,450

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,655	34,671
Retained earnings	34,318	34,027
Unearned employee stock ownership plan (ESOP), 131,649 shares and 140,987 shares at December 31, 2014 and June 30, 2014, repectively	(1,317)	(1,410)
Treasury shares at cost, 94,563 and 27,886 common shares at December 31, 2014 and June 30, 2014, respectively	(584)	(239)
Accumulated other comprehensive income	36	70
Total shareholders’ equity	67,194	67,205

Total liabilities and shareholders’ equity	$303,114	$299,655

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013
Interest income
Loans, including fees	$6,055	$6,382	$3,055	$3,271
Mortgage-backed securities	57	70	28	34
Other securities	13	14	7	7
Interest-bearing deposits and other	130	160	66	78
Total interest income	6,255	6,626	3,156	3,390

Interest expense
Interest-bearing demand deposits	16	15	8	8
Savings	118	122	59	62
Certificates of Deposit	452	592	230	291
Deposits	586	729	297	361
Borrowings	119	152	57	67
Total interest expense	705	881	354	428
Net interest income	5,550	5,745	2,802	2,962
Provision for loan losses	266	453	210	171
Net interest income after provision for loan losses	5,284	5,292	2,592	2,791

Non-interest income
Earnings on bank-owned life insurance	47	46	24	23
Net gain on sales of loans	15	55	9	20
Net gain (loss) on sales of OREO	142	(17)	143	(7)
Vaulation adjustments of OREO	(14)	(34)	(14)	(17)
Other	138	162	70	78
Total non-interest income	328	212	232	97
Non-interest expense
Employee compensation and benefits	2,509	2,512	1,132	1,263
Occupancy and equipment	271	285	140	145
Outside service fees	87	79	49	43
Legal fees	26	17	19	6
Data processing	209	220	107	98
Auditing and accounting	130	99	65	66
FDIC insurance premiums	119	115	56	55
Franchise and other taxes	134	136	67	68
Foreclosure and OREO expenses (net)	121	70	68	50
Other	521	498	255	250
Total non-interest expense	4,127	4,031	1,958	2,044

Income before income taxes	1,485	1,473	866	844

Federal income tax expense	490	452	287	246

NET INCOME	$995	$1,021	$579	$598

EARNINGS PER SHARE
Basic and diluted	$0.12	$0.12	$0.07	$0.07
DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013

Net income	$995	$1,021	$579	$598

Other comprehensive income (loss), net of taxes (benefits): Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $(18), $15, $(5) and $16 during the respective periods	(34)	29	(10)	31
Comprehensive income	$961	$1,050	$569	$629

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2014	2013
Cash flows from operating activities:
Net income	$995	$1,021
Adjustments to reconcile net income to net cash provided by operating Activities
Depreciation	135	157
Accetion of purchased loan credit discount	(165)	(100)
Amortization of purchased loan premium	9	4
Amortization (accretion) of deferred loan origination costs (fees)	8	(19)
Amortization of premiums on investment securities	81	119
Amortization of premiums on Federal Home Loan Bank advances	—	(56)
Amortization of premiums on deposits	(98)	(218)
Net gain on sale of loans	(15)	(55)
Net loss (gain) on sale of real estate owned	(142)	—.
Valuation adjustments of real estate owned	14	34
Deferred gain on sale of real estate owned	(13)	(2)
ESOP compensation expense	77	76
Earnings on bank-owned life insurance	(47)	(46)
Provision for loan losses	266	453
Origination of loans held for sale	(505)	(1,502)
Proceeds from loans held for sale	340	1,753
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	143	(9)
Prepaid expenses and other assets	157	(81)
Accrued interest payable	(1)	—
Other liabilities	(42)	(54)
Federal income taxes	235	(116)
Net cash provided by operating activities	1,432	1,359

Cash flows from investing activities:
Purchase of held-to-maturity U.S. Treasury notes	(8,500)	(10,000)
Securities maturities, prepayments and calls:
Held to maturity	1,028	1,913
Available for sale	31	24
Loans originated for investment, net of principal collected	1,668	6,575
Proceeds from sale of real estate owned	397	—
Additions to premises and equipment, net	(141)	(140)
Net cash used by investing activities	(5,517)	(1,628)

Cash flows from financing activities:
Net decrease in deposits	(8,025)	(10,016)
Payments by borrowers for taxes and insurance, net	(411)	(366)
Proceeds from Federal Home Loan Bank advances	15,500	10,000
Repayments on Federal Home Loan Bank advances	(3,653)	(7,238)
Dividends paid on common stock	(704)	(743)
Treasury stock repurchases	(345)	—
Net cash provided by (used in) financing activities	2,362	(8,363)

Net decrease in cash and cash equivalents	(1,723)	(8,632)

Beginning cash and cash equivalents	11,511	16,540

Ending cash and cash equivalents	$9,788	$7,908

See accompanying notes.

6

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2014	2013

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$205	$575

Interest on deposits and borrowings	$804	$1,155

Transfers of loans to real estate owned, net	$(1,035)	$(867)

Loans made on sale of real estate owned	$379	$35

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2014, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2014 filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Frankfort (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications - Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no impact on prior years’ net income or shareholders’ equity.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2014	2013	2014	2013

Net income allocated to common shareholders, basic and diluted	$995	$1,021	$579	$598

	Six months ended December 31,		Three months ended December 31,
	2014	2013	2014	2013

Weighted average common shares outstanding, basic and diluted	8,381,992	8,374,184	8,321,183	8,374,184

There were 309,800 stock option shares outstanding for the six- and three-month periods ended December 31, 2014 and 2013. The stock option shares outstanding were antidilutive for the respective periods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2014 and June 30, 2014, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2014
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed:residential	$105	$—	$—	$105
FHLMC stock	8	51	—	59
	$113	$51	$—	$164

Held-to-maturity Securities
Agency mortgage-backed: residential	$3,249	$150	$—	$3,399
U.S. Treasury notes	8,500	-	—	8,500
Agency bonds	4,660	-	5	4,655
	$16,409	$150	$5	$16,554

	June 30, 2014
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$134	$2	$—	$136
FHLMC stock	8	103	—	111
	$142	$105	$—	$247

Held-to-maturity Securities
Agency mortgage-backed: residential	$3,792	$180	$1	$3,971
Agency bonds	5,226	3	5	5,224
	$9,018	$183	$6	$9,195

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

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

	December 31, 2014
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$10,529	$10,531
One to five years	2,631	2,624
Mortgage-backed	3,249	3,399
	$16,409	$16,554

Our pledged securities at December 31, 2014, and June 30, 2014 totaled $1.7 million and $2.6 million, respectively.

There were no sales of investment securities during the six month periods ended December 31, 2014 and 2013.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency bonds, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no impairment has been recognized through earnings.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2014	2014

Residential real estate
One- to four-family	$193,709	$196,381
Multi-family	14,086	14,002
Construction	1,261	2,122
Land	2,697	2,362
Farm	1,618	1,644
Nonresidential real estate	22,134	21,945
Commercial nonmortgage	2,072	2,080
Consumer and other:
Loans on deposits	2,573	2,564
Home equity	5,543	5,359
Automobile	64	64
Unsecured	635	638
	246,392	249,161

Undisbursed portion of loans in process	(574)	(952)
Deferred loan origination costs	109	52
Allowance for loan losses	(1,581)	(1,473)
	$244,346	$246,788

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2014:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,003	$241	$(165)	$7	$1,086
Multi-family	73	7	—	—	80
Construction	11	(4)	—	—	7
Land	10	3			13
Farm	9	—	—	—	9
Nonresidential real estate	112	11	—	—	123
Commercial nonmortgage	11	1	—	—	12
Consumer and other:
Loans on deposits	13	2	—	—	15
Home equity	28	4	—	—	32
Automobile	—	—	—	—	—
Unsecured	3	1	—	—	4
Unallocated	200	—	—	—	200
Totals	$1,473	$266	$(165)	$7	$1,581

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2014:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,020	$189	$(128)	$5	$1,086
Multi-family	73	7	—	—	80
Construction	11	(4)	—	—	7
Land	11	2	—	—	13
Farm	9	—	—	—	9
Nonresidential real estate	114	9	—	—	123
Commercial nonmortgage	10	2	—	—	12
Consumer and other:
Loans on deposits	14	1	—	—	15
Home equity	30	2	—	—	32
Automobile	—	—	—	—	—
Unsecured	2	2	—	—	4
Unallocated	200	—	—	—	200
Totals	$1,494	$210	$(128)	$5	$1.581

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$871	$437	$(330)	$4	$982
Multi-family	63	1	—	—	64
Construction	8	2	—	—	10
Land	12	(2)	—	—	10
Farm	6	2	—	—	8
Nonresidential real estate	94	8	—	—	102
Commercial nonmortgage	13	3	—	—	16
Consumer and other:
Loans on deposits	12	2	—	—	14
Home equity	25	3	—	—	28
Automobile	—	—	—	—	—
Unsecured	6	(3)	—	1	4
Unallocated	200	—	—	—	200
Totals	$1,310	$453	$(330)	$5	$1,438

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2013:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$937	$164	$(123)	$4	$982
Multi-family	65	(1)	—	—	64
Construction	9	1	—	—	10
Land	11	(1)	—	—	10
Farm	8	—	—	—	8
Nonresidential real estate	102	—	—	—	102
Commercial nonmortgage	14	2	—	—	16
Consumer and other:
Loans on deposits	12	2	—	—	14
Home equity	26	2	—	—	28
Autombile	—	—	—	—	—
Unsecured	2	2	—	—	4
Unallocated	200	—	—	—	200
Totals	$1,386	$171	$(123)	$4	$1,438

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2014. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

December 31, 2014:
(in thousands)	Loans Individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,086	$2,564	$3,650	$8	$—	$8
Land	—	420	420	—	—
Nonresidential real estate	—	526	526	—	—	—
	1,086	3,510	4,596	8	—	8

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$190,059	$1,078	$—	$1,078
Multi-family			14,086	80	—	80
Construction			1,261	7	—	7
Land			2,277	13	—	13
Farm			1,618	9	—	9
Nonresidential real estate			21,608	123	—	123
Commercial nonmortgage			2,072	12	—	12
Consumer:
Loans on deposits			2,573	15	—	15
Home equity			5,543	32	—	32
Automobile			64	—	—	—
Unsecured			635	4	—	4
Unallocated			—	—	200	200
			241,796	1,373	200	1,573
			$246,392	$1,381	$200	$1,581

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2014.

June 30, 2014:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,159	$2,735	$4,894	$14	$—	$14
Land	—	444	444	—	—
Nonresidential real estate	—	529	529	—	—	—
Commercial nonmortgage	—	68	68	—	—	—
	2,159	3,776	5,935	14	—	14

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$191,487	$989	$—	$989
Multi-family			14,002	73	—	73
Construction			2,122	11	—	11
Land			1,918	10	—	10
Farm			1,644	9	—	9
Nonresidential real estate			21,416	112	—	112
Commercial nonmortgagel			2,012	11	—	11
Consumer:
Loans on deposits			2,564	13	—	13
Home equity			5,359	28	—	28
Automobile			64	—	—	—
Unsecured			638	3	—	3
Unallocated			—	—	200	200
			243,226	1,259	200	1,459
			$249,161	$1,273	$200	$1,473

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended December 31, 2014 and 2013:

December 31, 2014:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$1,006	$—	$1,470	$—	$—
Multi-family		—		—	—
Nonresidential real estate		—		—	—
Purchased credit-impaired loans	3,510	—	3,593	75	18
	4,516	—	5,063	75	18
With an allowance recorded:
One- to four-family	80	8	116	—	—
	$4,596	$8	$5,179	$75	$18

December 31, 2013:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$4,457	$—	$3,056	$—	$—
Multi-family	1,550	—	1,063	—	—
Nonresidential real estate	1,286	—	882	—	—
Purchased credit-impaired loans	3,567	—	3,846	—	—
	10,860	—	8,847	—	—
With an allowance recorded:
One- to four-family	207	13	210	—	—
	$11,067	$13	$9,057	$—	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2014, and June 30, 2014:

	December 31, 2014		June 30, 2014
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$4,243	$1,930	$5,767	$3,513
Construction	289	—	—	—
Nonresidential real estate and land	393	—	384	—
Commercial nonmortgage	—	—	47	—
Consumer	65	36	29	—
	$4,990	$1,966	$6,227	$3,513

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At December 31, 2014 and June 30, 2014, the Company had $1.8 million and $2.0 million of loans classified as TDRs, respectively. Of the TDRs at December 31, 2014, approximately 41.6% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of his debt to the Banks.

There were no terms of loans restructured during the six- and three-month periods ended December 31, 2014.

The following table presents TDR’s by loan type at December 31, 2014 and June 30, 2014, and their performance, by modification type:

(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

December 31, 2014
Residential Real Estate:
1-4 Family	38	$2,122	$1,814	$1,580	$234

June 30, 2014
Residential Real Estate:
1-4 Family	39	$2,230	$1,997	$1,621	$376

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

There were no TDR loan modifications for the three months ended December 31, 2014. The following table summarizes TDR loan modifications for the three months ended December 31, 2013, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended December 31, 2013
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	42	—	42
Total troubled debt restructures	$42	$—	$42

There were no TDR loan modifications for the six months ended December 31, 2014. The following table summarizes TDR loan modifications that occured during the six months ended December 31, 2013, and their performance, by modification type

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Six months ended December 31, 2013
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	376	—	376
Total troubled debt restructures	$376	$—	$376

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2014, or at June 30, 2014. The Company had no commitments to lend on loans classified as TDRs at December 31, 2014 or June 30, 2014.

There were no TDRs that defaulted during the six- or three-month periods ended December 31, 2014, while there was one TDR that defaulted in the six- and three-month periods ended December 31, 2013. That default was a result of bankruptcy. The TDR described above increased the allowance for loan losses as a result of $194,000 in charge offs during the six- and three-month periods ended December 31, 2013.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2014, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,768	$4,110	$7,878	$185,831	$193,709
Multi-family	—	—	—	14,086	14,086
Construction	—	—	—	1,261	1,261
Land	—	289	289	2,408	2,697
Farm	—	—	—	1,618	1,618
Nonresidential real estate	—	144	144	21,990	22,134
Commercial non-mortgage	—	—	—	2,072	2,072
Consumer and other:
Loans on deposits	—	—	—	2,573	2,573
Home equity	16	—	16	5,527	5,543
Automobile	—	—	—	64	64
Unsecured	3	36	39	596	635
Total	$3,787	$4,579	$8,366	$238,026	$246,392

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2014, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,481	$9,060	$13,541	$182,840	$196,381
Multi-family	—	—	—	14,002	14,002
Construction	343	—	343	1,779	2,122
Land	—	364	364	1,998	2,362
Farm	—	—	—	1,644	1,644
Nonresidential real estate	375	396	771	21,174	21,945
Commercial nonmortgage	—	88	88	1,992	2,080
Consumer:
Loans on deposits	—	—	—	2,564	2,564
Home equity	—	33	33	5,326	5,359
Automobile	—	—	—	64	64
Unsecured	68	—	68	570	638
Total	$5,267	$9,941	$15,208	$233,953	$249,161

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2014

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2014, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$7,009	$9,161	$—	$177,539
Multi-family	14,086	—	—	—	—
Construction	1,261	—	—	—	—
Land	1,780	—	917	—	—
Farm	1,618	—	—	—	—
Nonresidential real estate	19,152	955	2,027	—	—
Commercial nonmortgage	2,027	33	12	—	—
Consumer:
Loans on deposits	2,573	—	—	—	—
Home equity	5,543	—	—	—	—
Automobile	64	—	—	—	—
Unsecured	604	3	28	—	—
	$48,708	$8,000	$12,145	$—	$177,539

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

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
Consumer:
Loans on deposits	2,564	—	—	—	—
Home equity	5,359	—	—	—	—
Automobile	64	—	—	—	—
Unsecured	606	3	29	—	—
	$48,661	$3,896	$14,438	$—	$182,166

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $761,000 and $782,000 at December 31, 2014 and June 30, 2014, respectively, is as follows:

(in thousands)	December 31, 2014	June 30, 2014

One- to four-family residential real estate	$2,564	$2,735
Land	420	444
Nonresidential real estate	526	529
Commercial nonmortgage	—	68
Outstanding balance	$3,510	$3,776

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended December 31, 2014	Six months ended December 31, 2014	Twelve months ended June 30, 2014

Balance at beginning of period	$1,408	$1,478	$1,294
New loans purchased	—	—	—
Accretion of income	(105)	(165)	(155)
Reclassifications from nonaccretable difference	—	—	339
Disposals	(54)	(64)	—
Balance at end of period	$1,249	$1,249	$1,478

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2014, nor for the six- or three-month periods ended December 31, 2014. Neither were any allowance for loan losses reversed during those periods.

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

December 31, 2014

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Agency mortgage-backed: residential	$105	$—	$105	$—
FHLMC stock	59	—	59	—
	$164	$—	$164	$—
June 30, 2014
Agency mortgage-backed: residential	$136	$—	$136	$—
FHLMC stock	111	—	111	—
	$247	$—	$247	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2014
Impaired loans
One- to four-family	$72	$—	$—	$72

Other real estate owned, net
One- to four-family	1,343	—	—	1,343
Land	15	—	—	15

June 30, 2014
Impaired loans
One- to four-family	$186	$—	$—	$186

Other real estate owned, net
One- to four-family	1,140	—	—	1,140
Land	15	—	—	15

Impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, totaled $80,000 and $200,000 at December 31, 2014 and June 30, 2014, respectively, with specific valuation allowance of $8,000 and $14,000, respectively. There was no specific allowance made for the six month periods ended December 31, 2014 or 2013.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $1.4 million and $1.2 million at December 31, 2014 and June 30, 2014, respectively. Other real estate owned was written down $14,000 and $34,000 during the six months ended December 31, 2014 and 2013, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2014 and June 30, 2014:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
December 31, 2014	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
One- to four- family	$72	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3%)

Foreclosed and repossessed assets:
1-4 family	$1,343	Sales comparison approach	Adjustments for differences between comparable sales	-37.10% to 30.2% (0.6%)
Land	$15	Sales comparison approach	Adjustments for differences between comparable sales	20.2% to 38.9% (20.8%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2014	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
One- to four- family	$186	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3%)

Foreclosed and repossessed assets:
1-4 family	$1,140	Sales comparison approach	Adjustments for differences between comparable sales	-37.1% to 30.2% (1.1%)
Land	$15	Sales comparison approach	Adjustments for differences between comparable sales	20.2% to 38.9% (20.8%)

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

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

The following methods were used to estimate the fair value of all other financial instruments at December 31, 2014 and June 30, 2014:

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

Loans: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The fair value of the loans does not necessarily represent an exit price.

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

December 31, 2014

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at December 31, 2014 and June 30, 2014, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2014 and June 30, 2014 are as follows:

		Fair Value Measurements at
(in thousands)		December 31, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,788	$9,788			$9,788
Available-for-sale securities	164		$164		164
Held-to-maturity securities	16,409		16,554		16,554
Loans held for sale	180			180	180
Loans receivable - net	244,346			248,520	248,520
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	748		34	714	748

Financial liabilities
Deposits	$205,019	$77,976	$126,647		204,623
Federal Home Loan Bank advances	29,047		29,944		29,944
Advances by borrowers for taxes and insurance	205	205			205
Accrued interest payable	31		31		31

		Fair Value Measurements at
(in thousands)		June 30, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$11,511	$11,511			$11,511
Available-for-sale securities	247		$247		247
Held-to-maturity securities	9,018		9,195		9,195
Loans held for sale	—		—		—
Loans receivable – net	246,788			$253,780	253,780
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	891			891	891

Financial liabilities
Deposits	$213,142	$88,854	$124,390		$213,244
Federal Home Loan Bank advances	17,200		18,303		18,303
Advances by borrowers for taxes and insurance	616	616			616
Accrued interest payable	32		32		32

Loans receivable represents the Company’s most significant financial asset, which is in Level 3 for fair value measurements. A third party provides financial modeling for the Company and results are based on assumptions and factors determined by management.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2014

(unaudited)

6.	Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at June 30, 2014	Current Year Change	Balance at December 31, 2014

Unrealized gains (losses) on available-for-sale securities	$70	$(34)	$36

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended December 31,
(in thousands)	2014	2013

Unrealized holding gains (losses) on available-for-sale securities	$(52)	$44
Tax effect	(18)	15
Net-of-tax amount	$(34)	$29

	Three months ended December 31,
(in thousands)	2014	2013

Unrealized holding gains (losses) on available-for-sale securities	$(15)	$47
Tax effect	(5)	16
Net-of-tax amount	$(10)	$31

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

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2014 and 2013, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2014			2013
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$246,474	$6,055	4.91%	$259,965	$6,382	4.91%
Mortgage-backed securities	3,652	57	3.12	4,993	70	2.80
Other securities	5,704	13	0.46	7,613	14	0.37
Other interest-earning assets	14,417	130	1.80	19,106	160	1.67
Total interest-earning assets	270,247	6,255	4.63	291,677	6,626	4.54
Less: Allowance for loan losses	(1,479)			(1,351)
Non-interest-earning assets	29,196			29,094
Total assets	$297,964			$319,420
Interest-bearing liabilities:
Demand deposits	$6,348	$16	0.50%	$8,907	$15	0.34%
Savings	68,834	118	0.34	65,555	122	0.37
Certificates of deposit	132,693	452	0.68	150,372	592	0.79
Total deposits	207,875	586	0.56	224,834	729	0.65
Borrowings	16,673	119	1.43	21,274	152	1.43
Total interest-bearing liabilities	224,548	705	0.63	246,108	881	0.72
Noninterest-Bearing demand deposits	4,036			3,664
Noninterest-bearing liabilities	2,036			2,396
Total liabilities	230,620			252,168
Shareholders’ equity	67,344			67,252
Total liabilities and shareholders’ equity	$297,964			$319,420
Net interest income/average yield		$5,550	4.00%		$5,745	3.82%
Net interest margin			4.11%			3.94%
Average interest-earning assets to average interest-bearing liabilities			120.35%			118.52%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended December 31, 2014 and 2013, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2014			2013
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [2]	$246,344	$3,055	4.96%	$257,559	$3,271	5.08%
Mortgage-backed securities	3,510	28	3.19	4,763	34	2.86
Other securities	6,081	7	0.46	8,473	7	0.33
Other interest-earning assets	14,620	66	1.81	16,376	78	1.91
Total interest-earning assets	270,555	3,156	4.67	287,171	3.390	4.72
Less: Allowance for loan losses	(1,493)			(1,384)
Non-interest-earning assets	28,933			29,355
Total assets	$297,995			$315,142
Interest-bearing liabilities:
Demand deposits	$7,531	$8	0.43%	$6,306	$8	0.51%
Savings	67,886	59	0.35	68,892	62	0.36
Certificates of deposit	130,398	230	0.71	147,885	291	0.79
Total deposits	205,815	297	0.58	223,083	361	0.65
Borrowings	18,685	57	1.22	19,547	67	1.37
Total interest-bearing liabilities	224,500	354	0.63	242,630	428	0.71
Noninterest-bearing demand deposits	4,252			3,664
Noninterest-bearing liabilities	1,865			2,296
Total liabilities	230,617			248,590
Shareholders’ equity	67,378			66,552
Total liabilities and shareholders’ equity	$297,995			$315,142
Net interest income/average yield		$2,802	4.04%		$2,962	4.01%
Net interest margin			4.14%			4.13%
Average interest-earning assets to average interest-bearing liabilities			120.51%			118.36%

2 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to December 31, 2014

Assets: At December 31, 2014, the Company’s assets totaled $303.1 million, an increase of $3.5 million, or 1.2%, from total assets at June 30, 2014. This increase was attributed primarily to an increase in investment securities and partially offset by a decrease in loans and cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents decreased by $1.7 million or 15.0% to $9.8 million at December 31, 2014.

Loans: Loans receivable, net, decreased by $2.4 million or 1.0% to $244.3 million at December 31, 2014, due primarily to low levels of loan demand and loan payoffs received. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. However, loan demand continues in its weakened state as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Non-Performing Loans:  At December 31, 2014, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $7.0 million, or 2.8% of total loans (including loans purchased in the acquisition), compared to $9.7 million or 3.95%, of total loans at June 30, 2014.  The Company’s allowance for loan losses totaled $1.6 million and $1.5 million at December 31, 2014, and June 30, 2014, respectively. The allowance for loan losses at December 31, 2014, represented 22.7% of nonperforming loans and 0.64% of total loans (including loans purchased in the acquisition), while at June 30, 2014, the allowance represented 15.1% of nonperforming loans and 0.60% of total loans.

The Company had $14.4 million in assets classified as substandard for regulatory purposes at December 31, 2014, including loans ($12.2 million) and real estate owned (“REO”) ($2.2 million), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired on December 31, 2012) was 4.9% and 5.9% at December 31, 2014 and June 30, 2014, respectively. Of substandard loans, 99.7% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to December 31, 2014 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2014	June 30, 2014
Substandard assets	$14,378	$16,284
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$14,378	$16,284

At December 31, 2014, the Company’s real estate acquired through foreclosure represented 15.5% of substandard assets compared to 11.3% at June 30, 2014. During the six months ended December 31, 2014 and the fiscal year ended June 30, 2014, the Company made loan(s) to facilitate the purchase of its other real estate owned by qualified borrowers. During the six months ended December 31, 2014, the Company sold property with carrying value of $662,000 for $821,000, while during the year ended June 30, 2014, property with a carrying value of $189,000 was sold for $200,000. Such loans are considered loans to facilitate an exchange and, as such, the Company defers recognition of any gain until the proper time in the future. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $306,000 and $309,000 at December 31, 2014 and June 30, 2014, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to December 31, 2014 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2014		June 30, 2014
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	25	$2,218	20	$1,831
Building lot	3	15	3	15
Total REO	28	$2,233	23	$1,846

At December 31, 2014, and June 30, 2014, the Company had $8.0 million and $3.9 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. The primary reason for this increase was related to two larger borrowers who each experienced some weakness in cash flow, but had no delinquency and their loans were well secured by real estate.

Securities: At December 31, 2014, the Company’s investment securities had increased $7.3 million or 78.9% to $16.6 million compared to June 30, 2014, due primarily to the purchase of an $8.5 million short-term U.S. Treasury note. The Treasury note had matured prior to the filing of this document.

Liabilities: At December 31, 2014, the Company’s liabilities totaled $235.9 million, an increase of $3.5 million, or 1.5%, from total liabilities at June 30, 2014. The increase in liabilities was attributed primarily to an increase in FHLB advances and was partially offset by a decrease in deposits. FHLB advances increased $11.8 million or 68.9% from $17.2 million at June 30, 2014 to $29.0 million at December 31, 2014, primarily to fund the purchase of a short-term U.S. Treasury note. Deposits decreased $8.1 million or 3.8% to $205.0 million at December 31, 2014, as certificate of deposit customers have sought higher yields elsewhere.

Shareholders’ Equity: At December 31, 2014, the Company’s shareholders’ equity totaled $67.2 million, a decrease of $11,000 from the June 30, 2014 total. The Company repurchased $345,000 of its outstanding common shares for treasury purposes during the six months just ended. In addition to the purchase of treasury stock, the change in shareholders’ equity was primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to December 31, 2014 (continued)

The Company paid dividends of $704,000 or 70.8% of net income for the six month period just ended. On July 8, 2014, the members of First Federal MHC for the third time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. On August 3, 2014 the Company received notice from the Federal Reserve Bank of Cleveland that there would be no objection to a waiver of dividends paid by the Company to First Federal MHC. As a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2015. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for additional discussion regarding dividends.

Comparison of Operating Results for the Six Month Periods Ended December 31, 2014 and 2013

General

Net income totaled $995,000 for the six months ended December 31, 2014, a decrease of $26,000 or 2.5% from net income of $1.0 million for the same period in 2013.

Net Interest Income

Net interest income after provision for loan losses decreased $8,000 or 0.2% and totaled $5.3 million for the six months ended December 31, 2014 and 2013. Provision for loan losses decreased by $187,000 or 41.3% to $266,000 for the six month period just ended compared to $453,000 for the prior year period. Interest income decreased $371,000 or 5.6%, to $6.3 million, while interest expense decreased $176,000 or 20.0% to $705,000 for the six months ended December 31, 2014, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $327,000 or 5.1% to $6.1 million, due primarily to a decrease in the average balance of the loan portfolio. The average balance of loans outstanding decreased $13.5 million to $246.5 million for the six month period just ended, while the average rate earned on loans outstanding remained constant at 4.91% for both periods. Interest income on mortgage-backed residential securities (“MBS”) decreased $13,000 or 18.6% to $57,000 for the six months ended December 31, 2014, as the average balance decreased $1.3 million or 26.9% to $3.7 million for the recently ended period, while the average rate increased 32 basis points to 3.1% compared to the period a year ago. Interest income on other securities, primarily composed of agency bonds, totaled $13,000 during the recent six month period, compared to $14,000 for the prior year period. The average balance of the other investment securities was $5.7 million for the six month period just ended and the average rate earned on those securities was 46 basis points.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six Month Periods Ended December 31, 2014 and 2013 (continued)

Net Interest Income (continued)

Interest income on interest-bearing deposits and other decreased for the period just ended primarily because of lower dividends received on FHLB of Cincinnati stock. The Company’s dividends from FHLB of Cincinnati decreased $30,000 or 18.8% to $130,000 for the six month period ended December 31, 2014 compared to the 2013 period. The Company’s stock in FHLB of Cincinnati was partially redeemed pursuant to the FHLB of Cincinnati’s most recent amended Capital Plan, which became effective February 17, 2014. Because of the redemption, the Company’s average balance of FHLB of Cincinnati stock decreased $1.2 million or 16.1% to $7.7 million for the six months ended December 31, 2014, compared to the prior year period. In addition to the lower average balance of FHLB of Cincinnati stock, the rate paid by the FHLB of Cincinnati decreased 13 basis points to 4.01% for the recently ended period compared to last year.

Interest expense on deposits decreased $143,000 or 19.6% to $586,000 for the six month period ended December 31, 2014, due to a decrease in average deposits outstanding as well as a decrease in the average amount paid on deposits. Average deposits outstanding decreased $17.0 million or 7.5% to $207.9 million for the recently ended six month period, while the average rate paid on deposits declined 9 basis points to 56 basis points for the current year period. Interest expense on borrowings decreased $33,000 or 21.7% to $119,000 for the six month period ended December 31, 2014, compared to the prior year period. The decrease in interest expense on borrowings was attributed to a lower average balance outstanding as the average balance outstanding decreased $4.6 million or 21.6% to $16.7 million and the average rate paid on borrowings was 1.43% for both six month periods.

Net interest margin increased from 3.94% for the prior year period to 4.11% for the six months ended December 31, 2014.

Provision for Losses on Loans

The Company recorded $266,000 in provision for losses on loans during the six months ended December 31, 2014, compared to a provision of $453,000 for the six months ended December 31, 2013. The decreased provision was primarily due to changes in collateral values of impaired loans. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $328,000 for the six months ended December 31, 2014, an increase of $116,000 or 54.7% from the same period in 2013. The increase in non-interest income was primarily attributable to a $159,000 increase in net gain on sales of REO. The Company sold a property for $190,000, which it had acquired at foreclosure and was carried at a cost of $77,000, although the property was subject to redemption by the previous owner for a period of one year. In addition, the Company sold two properties for a total of $40,000, which had been written off subject to regulatory guidance, because the properties were held by the Company for more than sixty months. Somewhat offsetting the gain on sale of REO was a decrease of $40,000 or 72.7% in the gains on sale of loans, which totaled $15,000 for the recently ended six month period. The Company had both fewer loans and lower dollar volume of long-term, fixed rate loans that it sold to the FHLB during the period due to lower customer demand. There were no sales of investments during the six month period just ended.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six Month Periods Ended December 31, 2014 and 2013 (continued)

Non-interest Expense

Non-interest expense totaled $4.1 million and $4.0 million for the six months ended December 31, 2014 and 2013, respectively, an increase of $96,000 or 2.4% period to period. The increase was primarily related to higher costs associated with foreclosure and REO expenses as well as auditing and accounting. Foreclosure and REO expenses totaled $121,000, an increase of $51,000 or 10.2% as the Company continued to work through the REO process. Auditing and accounting expense totaled $130,000, an increase of $31,000 or 31.3%, for the recently ended six month period compared to $99,000 for the prior year period, primarily because of increased costs associated with internal control activities in 2014 as compared to 2013.

Federal Income Tax Expense

Federal income taxes expense totaled $490,000 for the six months ended December 31, 2014, compared to $452,000 in the prior year period. The effective tax rates were 33.0% and 30.7% for the six month periods ended December 31, 2014 and 2013, respectively.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2014 and 2013

General

Net income totaled $579,000 for the three months ended December 31, 2014, a decrease of $19,000 or 3.2% from net income of $598,000 for the same period in 2013.

Net Interest Income

Net interest income after provision for loan losses decreased $199,000 or 7.1% to $2.6 million for the three month period just ended compared to $2.8 million for the prior year quarter. Net interest income before provision for loan loss decreased $160,000 or 5.4% to $2.8 million for the quarter ended December 31, 2014. Provision for losses on loans increased $39,000 to $210,000 for the recently-ended quarter compared to a provision of $171,000 in the prior year period. Interest income decreased by $234,000, or 6.9%, to $3.2 million, while interest expense decreased $74,000 or 17.3% to $354,000 for the three months ended December 31, 2013, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $216,000 or 6.6% to $3.1 million, due to a decrease in the average size of the loan portfolio and a decrease in the average rate earned on the portfolio. The average balance of loans outstanding for the three month period ended December 31, 2014, decreased $11.2 million or 4.4% to $246.3 million, while the average rate earned decreased 12 basis points to 4.96% for the period. Interest income on interest-bearing deposits and other decreased $12,000 or 15.4% to $66,000 for the three months ended December 31, 2014, primarily as a result of redemption of FHLB of Cincinnati stock.

Interest income on interest-bearing deposits and other decreased $12,000 or 15.4% to $66,000 for the period just ended primarily because of lower dividends received on FHLB of Cincinnati stock. As noted previously, the Company’s stock in FHLB of Cincinnati was partially redeemed. As a result of the lower level of FHLB stock owned and lower dividend rates paid by the FHLB, dividend income decreased $13,000 or 16.7% to $78,000 for the three month period ended December 31, 2014 compared to the prior year period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2014 and 2013

(continued)

Interest expense on deposits decreased $64,000 or 17.7% to $297,000 for the three month period ended December 31, 2014, while interest expense on borrowings decreased $10,000 or 14.9% to $57,000 for the same period. The decrease in interest expense on deposits was attributed to a decrease in both the average balance of deposits as well as the average rate paid on deposits. The average balance of deposits decreased $17.3 million to $205.8 million for the most recent period, while the average balance paid on deposits decreased 7 basis points to 0.58%. The decrease in average deposits was attributed to rate-sensitive deposit customers withdrawing funds to seek additional yield as the historically low interest rate environment continues. The decrease in interest expense on borrowings also was attributed both to lower outstanding balances and a lower rate paid on amounts outstanding. The average balance of borrowings outstanding decreased $862,000 or 4.4% to $18.7 million for the recently ended three month period, while the average rate paid on borrowings decreased 15 basis points to 1.22% for the most recent period.

Net interest margin increased slightly from 4.13% for the prior year quarterly period to 4.14% for the quarter ended December 31, 2014.

Provision for Losses on Loans

The Company recorded $210,000 in provision for losses on loans during the three months ended December 31, 2014, compared to a $171,000 provision for the three months ended December 31, 2013, primarily due to changes in collateral values of impaired loans. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $232,000 for the three months ended December 31, 2014, an increase of $135,000 from the same period in 2013, primarily due to the gain on sale of REO noted previously. There were no sales of investments during the three month period just ended.

Non-interest Expense

Non-interest expense remained constant and totaled $2.0 million for the three months ended December 31, 2014, and 2013. Employee compensation and benefits did, however, decrease $131,000 or 10.4% to $1.1 million for the quarterly period, because of changes in pension laws which temporarily reduce funding requirements for multiple-employer pension plan in which the Company participates. Although the Company’s liabilities for future pension benefit expenses was at least 100% funded at December 31, 2014, and no further defined benefit pension costs are anticipated for the balance of the fiscal year, the Company expects that its pension funding costs will be higher in the future.

Federal Income Tax Expense

Federal income taxes expense totaled $287,000 for the three months ended December 31, 2014, compared to $246,000 in the prior year period. The effective tax rates were 33.1% and 24.9% for the three-month periods ended December 31, 2014 and 2013, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2014, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2014.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

October 1-31, 2014	—	$—	—	145,000
November 1-30, 2014	—	$—	—	145,000
December 1-31, 2014	66,677	$8.26	66,677	78,323

(1)  On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky Firt Federal Bancorp’s Quarterly Report

On Form 10-Q for the quarter ended December 31, 2014 formatted in Extensivle Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Sttements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 17, 2015	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 17, 2015	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

