Form 10-Q
period 2015-03-31
Kentucky First Federal Bancorp
filed 2015-05-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐          No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 13, 2015, the latest practicable date, the Corporation had 8,439,515 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2015	2014
ASSETS

Cash and due from financial institutions	$4,826	$4,191
Interest-bearing demand deposits	5,007	7,320
Cash and cash equivalents	9,833	11,511

Securities available for sale	168	247
Securities held-to-maturity, at amortized cost- approximate fair value of $7,836 and $9,195 at March 31, 2015 and June 30, 2014, respectively	7,689	9,018
Loans, net of allowance of $1,593 and $1,473 at March 31, 2015 and June 30, 2014, respectively	244,533	246,788
Real estate owned, net	2,285	1,846
Premises and equipment, net	4,584	4,629
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	772	891
Bank-owned life insurance	2,948	2,878
Goodwill	14,507	14,507
Prepaid federal income taxes	144	227
Prepaid expenses and other assets	555	631

Total assets	$294,500	$299,655

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$202,173	$213,142
Federal Home Loan Bank advances	22,644	17,200
Advances by borrowers for taxes and insurance	455	616
Accrued interest payable	32	32
Deferred federal income taxes	600	210
Deferred revenue	614	631
Other liabilities	938	619
Total liabilities	227,456	232,450

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,646	34,671
Retained earnings	34,479	34,027
Unearned employee stock ownership plan (ESOP), 126,980 shares and 140,987 shares at March 31, 2015 and June 30, 2014, respectively	(1,270)	(1,410)
Treasury shares at cost, 112,563 and 27,886 common shares at March 31, 2015 and June 30, 2014, respectively	(937)	(239)
Accumulated other comprehensive income	40	70
Total shareholders’ equity	67,044	67,205

Total liabilities and shareholders’ equity	$294,500	$299,655

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Interest income
Loans, including fees	$9,093	$9,519	$3,038	$3,137
Mortgage-backed securities	84	102	27	32
Other securities	19	22	6	8
Interest-bearing deposits and other	195	237	65	77
Total interest income	9,391	9,880	3,136	3,254

Interest expense
Interest-bearing demand deposits	23	22	7	7
Savings	177	180	59	58
Certificates of Deposit	698	839	246	247
Deposits	898	1,041	312	312
Borrowings	180	217	61	65
Total interest expense	1,078	1,258	373	377
Net interest income	8,313	8,622	2,763	2,877
Provision for loan losses	302	531	36	78
Net interest income after provision for loan losses	8,011	8,091	2,727	2,799

Non-interest income
Earnings on bank-owned life insurance	70	68	23	22
Net gain on sales of loans	28	55	13	—
Net gain (loss) on sales of OREO	124	(10)	(18)	7
Vaulation adjustments of OREO	(27)	(34)	(13)	—
Other	201	240	63	78
Total non-interest income	396	319	68	107
Non-interest expense
Employee compensation and benefits	3,698	3,908	1,189	1,396
Occupancy and equipment	469	409	198	124
Outside service fees	153	104	66	25
Legal fees	58	27	32	10
Data processing	327	327	118	107
Auditing and accounting	189	165	59	66
FDIC insurance premiums	173	172	54	57
Franchise and other taxes	198	203	64	67
Foreclosure and OREO expenses (net)	155	107	34	37
Other	697	721	176	223
Total non-interest expense	6,117	6,143	1,990	2,112

Income before income taxes	2,290	2,267	805	794

Federal income tax expense	756	755	266	303

NET INCOME	$1,534	$1,512	$539	$491

EARNINGS PER SHARE
Basic and diluted	$0.18	$0.18	$0.06	$0.06
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014

Net income	$1,534	$1,512	$539	$491

Other comprehensive income (loss), net of taxes (benefits): Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $(15), $24, $2 and $9 during the respective periods	(30)	47	4	18
Comprehensive income	$1,504	$1,559	$543	$509

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net income	$1,534	$1,512
Adjustments to reconcile net income to net cash provided by operating
Activities
Depreciation	206	218
Accretion of purchased loan credit discount	(270)	(125)
Amortization of purchased loan premium	14	7
Amortization (accretion) of deferred loan origination costs (fees)	44	(17)
Amortization of premiums on investment securities	117	169
Amortization of premiums on Federal Home Loan Bank advances	—	(56)
Amortization of premiums on deposits	(191)	(316)
Net gain on sale of loans	(28)	(55)
Net loss (gain) on sale of real estate owned	(89)	—
Valuation adjustments of real estate owned	27	34
Deferred gain on sale of real estate owned	(17)	(6)
ESOP compensation expense	115	116
Earnings on bank-owned life insurance	(70)	(68)
Provision for loan losses	302	531
Origination of loans held for sale	(599)	(1,502)
Proceeds from loans held for sale	627	1,752
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	119	19
Prepaid expenses and other assets	76	68
Accrued interest payable	—	1
Other liabilities	319	20
Federal income taxes	488	177
Net cash provided by operating activities	2,724	2,479

Cash flows from investing activities:
Purchase of held-to-maturity U.S. Treasury notes	(8,500)	(10,000)
Securities maturities, prepayments and calls:
Held to maturity	9,712	12,186
Available for sale	34	26
Loans originated for investment, net of principal collected	724	10,203
Proceeds from sale of real estate owned	1,064	—
Proceeds from FHLB stock redemption	—	1,250
Additions to premises and equipment, net	(161)	(207)
Net cash provided by investing activities	2,873	13,458

Cash flows from financing activities:
Net decrease in deposits	(10,778)	(12,144)
Payments by borrowers for taxes and insurance, net	(161)	(151)
Proceeds from Federal Home Loan Bank advances	19,300	10,000
Repayments on Federal Home Loan Bank advances	(13,856)	(16,025)
Dividends paid on common stock	(1,082)	(1,127)
Treasury stock repurchases	(698)	(42)
Net cash used in financing activities	(7,275)	(19,489)

Net decrease in cash and cash equivalents	(1,678)	(3,552)

Beginning cash and cash equivalents	11,511	16,540

Ending cash and cash equivalents	$9,833	$12,988

See accompanying notes.

6

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2015	2014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$255	$575

Interest on deposits and borrowings	$1,269	$1,629

Transfers of loans to real estate owned, net	$1,780	$1,259

Loans made on sale of real estate owned	$439	$35

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2015

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2015, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2014 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2014 filed with the Securities and Exchange Commission.

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

March 31, 2015

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
(in thousands)	2015	2014	2015	2014

Net income allocated to common shareholders, basic and diluted	$1,534	$1,512	$539	$491

	Nine months ended March 31,		Three months ended March 31,
	2015	2014	2015	2014
Weighted average common shares outstanding, basic and diluted	8,360,824	8,373,329	8,317,518	8,376,353

There were 309,800 stock option shares outstanding for the nine- and three-month periods ended March 31, 2015 and 2014. The stock option shares outstanding were antidilutive for the respective periods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2015 and June 30, 2014, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2015
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$101	$2	$—	$103
FHLMC stock	7	58	—	65
	$108	$60	$—	$168

Held-to-maturity Securities
Agency mortgage-backed: residential	$3,060	$142	$—	$3,202
Agency bonds	4,629	5	—	4,634
	$7,689	$147	$—	$7,836

		June 30, 2014
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$134	$2	$—	$136
FHLMC stock	8	103	—	111
	$142	$105	$—	$247

Held-to-maturity Securities
Agency mortgage-backed: residential	$3,792	$180	$1	$3,971
Agency bonds	5,226	3	5	5,224
	$9,018	$183	$6	$9,195

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

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

	March 31, 2015
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$2,015	$2,016
One to five years	2,614	2,618
Mortgage-backed	3,060	3,202
	$7,689	$7,836

Our pledged securities at March 31, 2015, and June 30, 2014 totaled $2.2 million and $2.6 million, respectively.

There were no sales of investment securities during the nine month periods ended March 31, 2015 and 2014.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	March 31	June 30,
(in thousands)	2015	2014

Residential real estate
One- to four-family	$191,553	$196,381
Multi-family	16,389	14,002
Construction	2,986	2,122
Land	2,297	2,362
Farm	1,880	1,644
Nonresidential real estate	22,585	21,945
Commercial nonmortgage	1,765	2,080
Consumer and other:
Loans on deposits	2,573	2,564
Home equity	5,571	5,359
Automobile	65	64
Unsecured	425	638
	248,089	249,161

Undisbursed portion of loans in process	(2,071)	(952)
Deferred loan origination costs	108	52
Allowance for loan losses	(1,593)	(1,473)
	$244,533	$246,788

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2015:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,003	$254	$(202)	$20	$1,075
Multi-family	73	21	—	—	94
Construction	11	6	—	—	17
Land	10	1			11
Farm	9	2	—	—	11
Nonresidential real estate	112	14	—	—	126
Commercial nonmortgage	11	(1)	—	—	10
Consumer and other:
Loans on deposits	13	2	—	—	15
Home equity	28	4	—	—	32
Automobile	—	—	—	—	—
Unsecured	3	(1)	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,473	$302	$(202)	$20	$1,593

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,086	$13	$(37)	$13	$1,075
Multi-family	80	14	—	—	94
Construction	7	10	—	—	17
Land	13	(2)	—	—	11
Farm	9	2	—	—	11
Nonresidential real estate	123	3	—	—	126
Commercial nonmortgage	12	(2)	—	—	10
Consumer and other:
Loans on deposits	15	—	—	—	15
Home equity	32	—	—	—	32
Automobile	—	—	—	—	—
Unsecured	4	(2)	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,581	$36	$(37)	$13	$1,593

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2014:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$871	$499	$(392)	$12	$990
Multi-family	63	10	—	—	73
Construction	8	2	—	—	10
Land	12	(4)	—	—	8
Farm	6	3	—	—	9
Nonresidential real estate	94	21	—	—	115
Commercial nonmortgage	13	(1)	—	—	12
Consumer and other:
Loans on deposits	12	2	—	—	14
Home equity	25	3	—	—	28
Automobile	—	—	—	—	—
Unsecured	6	(4)	—	1	3
Unallocated	200	—	—	—	200
Totals	$1,310	$531	$(392)	$13	$1,462

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2014:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$982	$62	$(62)	$8	$990
Multi-family	64	9	—	—	73
Construction	10	—	—	—	10
Land	10	(2)	—	—	8
Farm	8	1	—	—	9
Nonresidential real estate	102	13	—	—	115
Commercial nonmortgage	16	(4)	—	—	12
Consumer and other:
Loans on deposits	14	—	—	—	14
Home equity	28	—	—	—	28
Autombile	—	—	—	—	—
Unsecured	4	(1)	—	—	3
Unallocated	200	—	—	—	200
Totals	$1,438	$78	$(62)	$8	$1,462

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2015. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

March 31, 2015:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,725	$2,517	$4,242	$8	$—	$8
Land	—	381	381	—	—
Nonresidential real estate	—	528	528	—	—	—
	1,725	3,426	5,151	8	—	8

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$187,378	$1,067	$—	$1,067
Multi-family			16,389	94	—	94
Construction			2,986	17	—	17
Land			1,916	11	—	11
Farm			1,880	11	—	11
Nonresidential real estate			22,057	126	—	126
Commercial nonmortgage			1,765	10	—	10
Consumer:
Loans on deposits			2,573	15	—	15
Home equity			5,571	32	—	32
Automobile			65	—	—	—
Unsecured			425	2	—	2
Unallocated			—	—	200	200
			243,005	1,385	200	1,585
			$248,089	$1,393	$200	$1,593

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31, 2015 and 2014:

March 31, 2015:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$1,658	$—	$1,516	$26	$26
Purchased credit-impaired loans	3,426	—	3,552	191	83
	5,084	—	5,068	217	109
With an allowance recorded:
One- to four-family	67	8	104	4	4
	$5,151	$8	$5,172	$221	$113

March 31, 2014:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$4,388	$—	$4,723	$—	$—
Purchased credit-impaired loans	3,747	—	3,822	—	—
	8,135	—	8,545	—	—
With an allowance recorded:
One- to four-family	208	14	208	—	—
	$8,343	$14	$8,753	$—	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

(unaudited)

4. Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2015, and June 30, 2014:

	March 31, 2015		June 30, 2014
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$3,853	$1,234	$5,767	$3,513
Nonresidential real estate and land	660	37	384	—
Commercial nonmortgage	26	36	47	—
Consumer	34	16	29	—
	$4,573	$1,323	$6,227	$3,513

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At March 31, 2015 and June 30, 2014, the Company had $1.8 million and $2.0 million of loans classified as TDRs, respectively. Of the TDRs at March 31, 2015, approximately 40.2% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

The following table presents TDR’s by loan type at March 31, 2015 and June 30, 2014, and their performance, by modification type:

(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

March 31, 2015
Residential Real Estate:
1-4 Family	39	$2,142	$2,142	$1,617	$221

June 30, 2014
Residential Real Estate:
1-4 Family	39	$2,230	$2,230	$1,621	$376

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

(unaudited)

4. Loans receivable (continued)

There was one TDR loan modification totaling $20,000 for the three months ended March 31, 2015, which resulted in extension of the term of the loan with no additional principal or change in interest rate. The loan is performing to modified terms at March 31, 2015. The following table summarizes TDR loan modifications for the three months ended March 31, 2014, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended March 31, 2014
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	82	—	82
Total troubled debt restructures	$82	$—	$82

There was one TDR loan modification totaling $20,000 for the nine months ended March 31, 2015, which resulted in extension of the term of the loan with no additional principal or change in interest rate. The loan is performing to modified terms at March 31, 2015. The following table summarizes TDR loan modifications that occured during the nine months ended March 31, 2014, and their performance, by modification type

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Nine months ended March 31, 2014
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	457	—	457
Total troubled debt restructures	$457	$—	$457

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of March 31, 2015, or at June 30, 2014. The Company had no commitments to lend on loans classified as TDRs at March 31, 2015 or June 30, 2014.

There were no TDRs that defaulted during the nine- or three-month periods ended March 31, 2015, while there was one TDR that defaulted in the nine and three-month periods ended March 31, 2014. That default was a result of bankruptcy and resulted in additional provision for loan losses of $194,000 during the nine- and three-months ended March 31, 2014.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2015, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$6,122	$2,841	$8,963	$182,590	$191,553
Multi-family	—	—	—	16,389	16,389
Construction	—	—	—	2,986	2,986
Land	224	37	261	2,036	2,297
Farm	—	—	—	1,880	1,880
Nonresidential real estate	—	320	320	22,265	22,585
Commercial non-mortgage	—	—	—	1,765	1,765
Consumer and other:
Loans on deposits	—	—	—	2,573	2,573
Home equity	—	44	44	5,527	5,571
Automobile	—	—	—	65	65
Unsecured	1	36	37	388	425
Total	$6,347	$3,278	$9,625	$238,464	$248,089

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2014, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,481	$9,060	$13,541	$182,840	$196,381
Multi-family	—	—	—	14,002	14,002
Construction	343	—	343	1,779	2,122
Land	—	364	364	1,998	2,362
Farm	—	—	—	1,644	1,644
Nonresidential real estate	375	396	771	21,174	21,945
Commercial nonmortgage	—	88	88	1,992	2,080
Consumer:
Loans on deposits	—	—	—	2,564	2,564
Home equity	—	33	33	5,326	5,359
Automobile	—	—	—	64	64
Unsecured	68	—	68	570	638
Total	$5,267	$9,941	$15,208	$233,953	$249,161

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2015

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$5,268	$8,731	$—	$177,554
Multi-family	16,389	—	—	—	—
Construction	2,986	—	—	—	—
Land	1,428	—	869	—	—
Farm	1,880	—	—	—	—
Nonresidential real estate	19,407	1,136	2,042	—	—
Commercial nonmortgage	1,765	—		—	—
Consumer:
Loans on deposits	2,573	—	—	—	—
Home equity	5,541	—	30	—	—
Automobile	65	—	—	—	—
Unsecured	389	36	—	—	—
	$52,423	$6,440	$11,672	$—	$177,554

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31 2015

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $618,000 and $782,000 at March 31, 2015 and June 30, 2014, respectively, is as follows:

(in thousands)	March 31, 2015	June 30, 2014

One- to four-family residential real estate	$2,517	$2,735
Land	381	444
Nonresidential real estate	528	529
Commercial nonmortgage	—	68
Outstanding balance	$3,426	$3,776

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended March 31, 2015	Nine months ended March 31, 2015	Twelve months ended June 30, 2014

Balance at beginning of period	$1,249	$1,478	$1,294
New loans purchased	—	—	—
Accretion of income	(105)	(270)	(155)
Reclassifications from nonaccretable difference	—	—	339
Disposals	(77)	(141)	—
Balance at end of period	$1,067	$1,067	$1,478

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2014, nor for the nine- or three-month periods ended March 31, 2015. Neither were any allowance for loan losses reversed during those periods.

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

March 31, 2015

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2015
Agency mortgage-backed: residential	$103	$—	$103	$—
FHLMC stock	65	—	65	—
	$168	$—	$168	$—
June 30, 2014
Agency mortgage-backed: residential	$136	$—	$136	$—
FHLMC stock	111	—	111	—
	$247	$—	$247	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2015
Impaired loans
One- to four-family	$67	$—	$—	$67

Other real estate owned, net
One- to four-family	963	—	—	963

June 30, 2014
Impaired loans
One- to four-family	$186	$—	$—	$186

Other real estate owned, net
One- to four-family	1,140	—	—	1,140
Land	15	—	—	15

Impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans totaled $75,000 and $200,000 at March 31, 2015, and June 30, 2014, respectively with specific valuation allowance of $8,000 and $14,000, respectively. There was no specific provision made for the nine month periods ended March 31, 2015 or 2014.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $963,000 and $1.2 million at March 31, 2015 and June 30, 2014, respectively. Other real estate owned was written down $27,000 and $34,000 during the nine months ended March 31, 2015 and 2014, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2015 and June 30, 2014:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
March 31, 2015	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
One- to four- family	$67	Sales comparison approach	Adjustments for differences between comparable sales	4.64% to 10.31% (7.91%)

Foreclosed and repossessed assets:
1-4 family	$963	Sales comparison approach	Adjustments for differences between comparable sales	-1.4% to 18.6% (0.94%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2014	(in thousands)	Technique(s)	Input(s)	Average)
Impaired Loans:
Residential real estate
One- to four- family	$186	Sales comparison approach	Adjustments for differences between comparable sales	3.1% to 19.8% (4.3%)

Foreclosed and repossessed assets:
1-4 family	$1,140	Sales comparison approach	Adjustments for differences between comparable sales	-37.1% to 30.2% (1.1%)
Land	$15	Sales comparison approach	Adjustments for differences between comparable sales	20.2% to 38.9% (20.8%)

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

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

The following methods were used to estimate the fair value of all other financial instruments at March 31, 2015 and June 30, 2014:

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

Loans: The loan portfolio has been segregated into categories with similar characteristics, such as one- to four-family residential, multi-family residential and nonresidential real estate. These loan categories were further delineated into fixed-rate and adjustable-rate loans. The fair values for the resultant loan categories were computed via discounted cash flow analysis, using current interest rates offered for loans with similar terms to borrowers of similar credit quality. For loans on deposit accounts and consumer and other loans, fair values were deemed to equal the historic carrying values. The fair values of the loans does not necessarily represent an exit price.

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

March 31, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at March 31, 2015 and June 30, 2014, was not material.

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2015 and June 30, 2014 are as follows:

		Fair Value Measurements at
(in thousands)		March 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,833	$9,833			$9,833
Available-for-sale securities	168		$168		168
Held-to-maturity securities	7,689		7,836		7,836
Loans receivable – net	244,533			$247,308	247,308
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	772		44	728	772

Financial liabilities
Deposits	$202,173	$79,341	$123,006		202,347
Federal Home Loan Bank advances	22,644		23,026		23,026
Advances by borrowers for taxes and insurance	455	455			455
Accrued interest payable	32		32		32

		Fair Value Measurements at
(in thousands)		June 30, 2014 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$11,511	$11,511			$11,511
Available-for-sale securities	247		$247		247
Held-to-maturity securities	9,018		9,195		9,195
Loans receivable – net	246,788			$253,780	253,780
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	891			891	891

Financial liabilities
Deposits	$213,142	$88,854	$124,390		$213,244
Federal Home Loan Bank advances	17,200		18,303		18,303
Advances by borrowers for taxes and insurance	616	616			616
Accrued interest payable	32		32		32

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2015

(unaudited)

6. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at June 30, 2014	Current Year Change	Balance at March 31, 2015

Unrealized gains (losses) on available-for-sale securities	$70	$(30)	$40

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended March 31,
(in thousands)	2015	2014

Unrealized holding gains (losses) on available-for-sale securities	$(45)	$71
Tax effect	(15)	24
Net-of-tax amount	$(30)	$47

	Three months ended March 31,
(in thousands)	2015	2014

Unrealized holding gains on available-for-sale securities	$6	$27
Tax effect	2	9
Net-of-tax amount	$4	$18

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

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2015			2014
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$246,297	$9,093	4.92%	$261,697	$9,519	4.85%
Mortgage-backed securities	3,529	84	3.17	4,889	102	2.78
Other securities	5,814	19	0.44	7,850	22	0.37
Other interest-earning assets	13,974	195	1.86	18,346	237	1.72
Total interest-earning assets	269,614	9,391	4.64	292,782	9,880	4.50

Less: Allowance for loan losses	(1,513)			(1,376)
Non-interest-earning assets	29,490			29,710
Total assets	$297,591			$321,116

Interest-bearing liabilities:
Demand deposits	$16,296	$23	0.19%	$17,930	$22	0.16%
Savings	58,815	177	0.40	57,806	180	0.42
Certificates of deposit	129,991	698	0.72	150,814	839	0.74
Total deposits	205,102	898	0.58	226,550	1,041	0.61
Borrowings	18,960	180	1.27	21,175	217	1.37
Total interest-bearing liabilities	224,062	1,078	0.64	247,725	1,258	0.68

Noninterest-Bearing demand deposits	4,154			3,639
Noninterest-bearing liabilities	2,117			2,279
Total liabilities	230,333			253,643

Shareholders’ equity	67,258			67,473
Total liabilities and shareholders’ equity	$297,591			$321,116
Net interest income/average yield		$8,313	4.00%		$8,622	3.82%
Net interest margin			4.11%			3.93%
Average interest-earning assets to average interest-bearing liabilities			120.33%			118.19%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended March 31, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2015			2014
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [2]	$245,935	$3,038	4.94%	$254,815	$3,137	4.92%
Mortgage-backed securities	3,277	27	3.30	4,433	32	2.89
Other securities	6,038	6	0.40	7,556	8	0.42
Other interest-earning assets	13,070	65	1.99	14,644	77	2.10
Total interest-earning assets	268,320	3,136	4.68	281,448	3,254	4.62

Less: Allowance for loan losses	(1,281)			(1,424)
Non-interest-earning assets	29,785			30,234
Total assets	$296,824			$310,258

Interest-bearing liabilities:
Demand deposits	$16,185	$7	0.17%	$14,503	$7	0.19%
Savings	59,228	59	0.40	60,074	58	0.39
Certificates of deposit	124,467	246	0.79	143,133	247	0.69
Total deposits	199,880	312	0.62	217,710	312	0.57
Borrowings	23,637	61	1.03	20,166	65	1.29
Total interest-bearing liabilities	223,517	373	0.67	237,876	377	0.63

Noninterest-bearing demand deposits	4,306			3,478
Noninterest-bearing liabilities	1,759			1,904
Total liabilities	229,582			243,258

Shareholders’ equity	67,242			67,000
Total liabilities and shareholders’ equity	$296,824			$310,258
Net interest income/average yield		$2,763	4.01%		$2,877	3.99%
Net interest margin			4.12%			4.09%
Average interest-earning assets to average interest-bearing liabilities			120.05%			118.32%

2 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to March 31, 2015

Assets: At March 31, 2015, the Company’s assets totaled $294.5 million, a decrease of $5.2 million, or 1.7%, from total assets at June 30, 2014. This decrease was attributed primarily to decreases in loans, cash and cash equivalents and investment securities.

Cash and cash equivalents: Cash and cash equivalents decreased by $1.7 million or 14.6% to $9.8 million at March 31, 2015.

Loans: Loans receivable, net, decreased by $2.3 million or 0.9% to $244.5 million at March 31, 2015, due primarily to low levels of loan demand and loan payoffs received. While we experienced modest loan growth in the past two calendar quarters after several quarters of decline, management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing Loans:  At March 31, 2015, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $5.9 million, or 2.4% of total loans (including loans purchased in the acquisition), compared to $9.7 million or 3.95%, of total loans at June 30, 2014.  The Company’s allowance for loan losses totaled $1.6 million and $1.5 million at March 31, 2015, and June 30, 2014, respectively. The allowance for loan losses at March 31, 2015, represented 27.2% of nonperforming loans and 0.65% of total loans (including loans purchased in the acquisition), while at June 30, 2014, the allowance represented 15.1% of nonperforming loans and 0.60% of total loans.

The Company had $14.0 million in assets classified as substandard for regulatory purposes at March 31, 2015, including loans ($11.7 million) and real estate owned (“REO”) ($2.3 million), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired on December 31, 2012) was 4.7% and 5.9% at March 31, 2015 and June 30, 2014, respectively. Of substandard loans, 99.7% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to March 31, 2015 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2015	June 30, 2014
Substandard assets	$13,957	$16,284
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$13,957	$16,284

At March 31, 2015, the Company’s real estate acquired through foreclosure represented 16.4% of substandard assets compared to 11.3% at June 30, 2014. During the nine months ended March 31, 2015 and the fiscal year ended June 30, 2014, the Company made loan(s) to facilitate the purchase of its other real estate owned by qualified borrowers. During the nine months ended March 31, 2015, the Company sold property with carrying value of $397,000 for $484,000, while during the year ended June 30, 2014, property with a carrying value of $189,000 was sold for $200,000. Such loans are considered loans to facilitate an exchange and, as such, the Company defers recognition of any gain until the proper time in the future. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $305,000 and $309,000 at March 31, 2015 and June 30, 2014, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to March 31, 2015 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2015		June 30, 2014
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value
Single family, non-owner occupied	15	$2,252	20	$1,831
Building lot	5	33	3	15
Total REO	20	$2,285	23	$1,846

At March 31, 2015, and June 30, 2014, the Company had $6.5 million and $3.9 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. The primary reason for this increase was related to two larger borrowers who each experienced some weakness in cash flow, but had no delinquency and their loans were well secured by real estate.

Securities: At March 31, 2015, the Company’s investment securities had decreased $1.4 million or 15.2% to $7.9 million compared to June 30, 2014.

Liabilities: At March 31, 2015, the Company’s liabilities totaled $227.5 million, a decrease of $5.0 million, or 2.1%, from total liabilities at June 30, 2014. The decrease in liabilities was attributed primarily to a decrease in deposits and was partially offset by an increase in FHLB advances. Deposits decreased $11.0 million or 5.1% to $202.2 million at March 31, 2015, as certificate of deposit customers have sought higher yields elsewhere. FHLB advances increased $5.4 million or 31.7% from $17.2 million at June 30, 2014 to $22.6 million at March 31, 2015.

Shareholders’ Equity: At March 31, 2015, the Company’s shareholders’ equity totaled $67.0 million, a decrease of $161,000 or 0.2% from the June 30, 2014 total, primarily as a result of the Company’s repurchase of its outstanding common shares for treasury purposes, which totaled $698,000 during the nine months just ended. In addition to the purchase of treasury stock, the change in shareholders’ equity was chiefly associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2014 to March 31, 2015 (continued)

The Company paid dividends of $1.1 million or 70.5% of net income for the nine month period just ended. On July 8, 2014, the members of First Federal MHC for the third time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. On August 3, 2014 the Company received notice from the Federal Reserve Bank of Cleveland that there would be no objection to a waiver of dividends paid by the Company to First Federal MHC. As a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2015. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2014 for additional discussion regarding dividends.

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2015 and 2014

General

Net income totaled $1.5 million for the nine months ended March 31, 2015, an increase of $22,000 or 1.5% from net income for the same period in 2014.

Net Interest Income

Net interest income after provision for loan losses decreased $80,000 or 1.0% and totaled $8.0 million and $8.1 million for the nine months ended March 31, 2015 and 2014, respectively. Provision for loan losses decreased by $229,000 or 43.1% to $302,000 for the nine month period just ended compared to $531,000 for the prior year period. Interest income decreased $489,000 or 4.9%, to $9.4 million, while interest expense decreased $180,000 or 14.3% to $1.1 million for the nine months ended March 31, 2015, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $426,000 or 4.5% to $9.1 million, due primarily to a decrease in the average balance of the loan portfolio. The average balance of loans outstanding decreased $15.4 million to $246.3 million for the nine month period just ended, while the average rate earned on loans outstanding increased 7 basis points to 4.92% for the recently ended period. Interest income on mortgage-backed residential securities (“MBS”) decreased $18,000 or 17.6% to $84,000 for the nine months ended March 31, 2015, as the average balance decreased $1.4 million or 27.8% to $3.5 million for the recently ended period, while the average rate earned increased 39 basis points to 3.2% compared to the period a year ago. Interest income on other securities, primarily composed of agency bonds, totaled $19,000 during the recent nine month period, compared to $22,000 for the prior year period. The average balance of the other investment securities was $5.8 million for the nine month period just ended and the average rate earned on those securities was 44 basis points.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2015 and 2014 (continued)

Net Interest Income (continued)

Interest income on interest-bearing deposits and other decreased for the period just ended primarily because of lower dividends received on FHLB of Cincinnati stock. The Company’s dividends from FHLB of Cincinnati decreased $41,000 or 17.3% to $196,000 for the nine month period ended March 31, 2015 compared to the 2014 period. The Company’s stock in FHLB of Cincinnati was partially redeemed pursuant to the FHLB of Cincinnati’s most recent amended Capital Plan, which became effective February 17, 2014. Because of the redemption, the Company’s average balance of FHLB of Cincinnati stock decreased $942,000 or 12.7% to $6.5 million for the nine months ended March 31, 2015, compared to the prior year period. In addition to the lower average balance of FHLB of Cincinnati stock, the average rate paid by the FHLB of Cincinnati decreased 23 basis points to 4.03% for the recently ended period compared to last year.

Interest expense on deposits decreased $143,000 or 13.7% to $898,000 for the nine month period ended March 31, 2015, due primarily to a decrease in average deposits outstanding. Average deposits outstanding decreased $21.4 million or 9.5% to $205.1 million for the recently ended nine month period, while the average rate paid on deposits increased 1 basis point to 58 basis points for the current year period. Interest expense on borrowings decreased $37,000 or 17.1% to $180,000 for the nine month period ended March 31, 2015, compared to the prior year period. The decrease in interest expense on borrowings was attributed to both lower average balance outstanding and lower rates paid, as the average balance outstanding decreased $2.2 million or 10.5% to $19.0 million and the average rate paid on borrowings decreased 10 basis points to 1.27% for the recently ended nine month period.

Net interest margin increased from 3.93% for the prior year period to 4.11% for the nine months ended March 31, 2015.

Provision for Losses on Loans

The Company recorded $302,000 in provision for losses on loans during the nine months ended March 31, 2015, compared to a provision of $531,000 for the nine months ended March 31, 2014. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $396,000 for the nine months ended March 31, 2015, an increase of $77,000 or 24.1% from the same period in 2014. The increase in non-interest income was primarily attributable to a $134,000 increase in net gain on sales of REO. Somewhat offsetting the gain on sale of REO were decreases in other non-interest income and gains on sale of loans. Other non-interest income decreased $39,000 or 16.3% to $201,000 for the nine month period ended March 31, 2015, due primarily to decreases in fee income on deposit accounts. Gains on sale of loans decreased $27,000 or 49.1% to $28,000 for the recently ended nine month period. The Company had both fewer loans and lower dollar volume of long-term, fixed rate loans that it sold to the FHLB during the period due to lower customer demand. There were no sales of investments during the nine month period just ended.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2015 and 2014 (continued)

Non-interest Expense

Non-interest expense totaled $6.1 million for each of the nine month periods ended March 31, 2015 and 2014. A $210,000 or 5.4% decrease in employee compensation and benefits expense, which totaled $3.7 million for the nine months ended March 31, 2015, was offset by increases in other expenses. Employee compensation and benefits expense decreased primarily because the Company ceased for the fiscal year contributions to its multiple-employer defined benefit pension plan in response to favorable funding levels. Occupancy and equipment, which totaled $469,000 for the recent period ended, increased $60,000 or 14.7% due to aging facilities and necessary repairs thereon. Outside service fees, primarily associated with outside loan review and ESOP administration, increased $49,000 or 47.1% to $153,000 for the nine months ended March 31, 2015. Foreclosure and OREO expenses, net, increased $48,000 or 44.9% to $155,000 for the nine month period just ended as the Company continued to work through the REO process. Legal fees totaled $58,000, an increase of $31,000 or 114.8%, for the recently ended nine month period, primarily because of costs associated with the proposed merger of the two banks.

Federal Income Tax Expense

Federal income tax expense totaled $756,000 for the nine months ended March 31, 2015, compared to $755,000 in the prior year period. The effective tax rates were 33.0% and 33.3% for the nine month periods ended March 31, 2015 and 2014, respectively.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2015 and 2014

General

Net income totaled $539,000 for the three months ended March 31, 2015, an increase of $48,000 or 9.8% from net income of $491,000 for the same period in 2014.

Net Interest Income

Net interest income after provision for loan losses decreased $72,000 or 2.6% to $2.7 million for the three month period just ended compared to $2.8 million for the prior year quarter. Net interest income before provision for loan loss decreased $114,000 or 4.0% to $2.8 million for the quarter ended March 31, 2015. Provision for losses on loans decreased $42,000 to $36,000 for the recently-ended quarter compared to a provision of $78,000 in the prior year period. Interest income decreased by $118,000, or 3.6%, to $3.1 million, while interest expense decreased $4,000 or 1.1% to $373,000 for the three months ended March 31, 2015, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $99,000 or 3.2% to $3.0 million, due to a decrease in the average size of the loan portfolio. The average balance of loans outstanding for the three month period ended March 31, 2015, decreased $8.9 million or 3.5% to $245.9 million, while the average rate earned increased 2 basis points to 4.94% for the period. Interest income on interest-bearing deposits and other decreased $12,000 or 15.6% to $65,000 for the three months ended March 31, 2015, primarily as a result of the redemption of FHLB of Cincinnati stock discussed above. As a result of the lower level of FHLB stock owned and lower dividend rates paid by the FHLB, dividend income decreased $13,000 or 16.7% to $65,000 for the three month period ended March 31, 2015 compared to the prior year period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended March 31, 2015 and 2014

(continued)

Interest expense on deposits totaled $312,000 for the three month periods ended March 31, 2015 and 2014, while interest expense on borrowings decreased $4,000 or 6.2% to $61,000 for the most recently ended period. The average balance of deposits decreased $17.8 million to $199.9 million for the most recent period, while the average balance paid on deposits increased 5 basis points to 0.62%. The decrease in average deposits was attributed to rate-sensitive deposit customers withdrawing funds to seek additional yield as the historically low interest rate environment continues. The decrease in interest expense on borrowings also was attributed to lower outstanding rates paid on amounts outstanding, as the average balance of outstanding borrowings increased $3.5 million or 17.2% to $23.6 million for the recently ended quarterly period.

Net interest margin increased slightly from 4.09% for the prior year quarterly period to 4.12% for the quarter ended March 31, 2015.

Provision for Losses on Loans

The Company recorded $36,000 in provision for losses on loans during the three months ended March 31, 2015, compared to a $78,000 provision for the three months ended March 31, 2014. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $68,000 for the three months ended March 31, 2015, a decrease of $39,000 from the same period in 2014. The Company recorded net loss from sales of REO of $18,000 during the recently ended quarter compared to a net gain in the prior year period. There were no sales of investments during the three month period just ended.

Non-interest Expense

Non-interest expense decreased $122,000 or 5.8% and totaled $2.0 million for the three months ended March 31, 2015 compared to $2.1 million for the same period in 2014. Employee compensation and benefits decreased $207,000 or 14.8% to $1.2 million for the quarterly period, because of changes in pension laws which reduced expenses. New pension laws temporarily reduce funding requirements for multiple-employer pension plan in which the Company participates. Although the Company’s liabilities for future pension benefit expenses was at least 100% funded at March 31, 2015, and no further defined benefit pension costs are anticipated for the balance of the fiscal year, the Company expects that its pension funding costs will be higher in the future.

Federal Income Tax Expense

Federal income taxes expense totaled $266,000 for the three months ended March 31, 2015, compared to $303,000 in the prior year period. The effective tax rates were 33.0% and 38.2% for the three-month periods ended March 31, 2015 and 2014, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2015, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2014.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)              The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2015.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

January 1-31, 2015	—	$—	—	78,323
February 1-28, 2015	18,000	$8.20	18,000	60,323
March 1-31, 2015	—	$—	—	60,323

(1)  On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky Firt Federal Bancorp’s Quarterly Report

On Form 10-Q for the quarter ended March 31, 2015 formatted in Extensivle Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Sttements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  KENTUCKY FIRST FEDERAL BANCORP

Date:	May 15, 2015	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 15, 2015	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

