Form 10-Q
period 2015-09-30
Kentucky First Federal Bancorp
filed 2015-11-16
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                      September 30, 2015

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

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2015, the latest practicable date, the Corporation had 8,439,515 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	June 30,
	2015	2015
ASSETS
Cash and due from financial institutions	$2,793	$3,864
Interest-bearing demand deposits	9,872	9,771
Cash and cash equivalents	12,665	13,635

Securities available for sale	155	159
Securities held-to-maturity, at amortized cost- approximate fair value of $5,723 and $6,534 at September 30, 2015 and June 30, 2015, respectively	5,625	6,423
Loans held for sale	121	100
Loans, net of allowance of $1,568 at September 30, 2015 and June 30, 2015	245,012	243,815
Real estate owned, net	1,260	1,593
Premises and equipment, net	5,768	5,235
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	747	725
Bank-owned life insurance	2,994	2,971
Goodwill	14,507	14,507
Prepaid expenses and other assets	582	653

Total assets	$295,918	$296,298

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$196,253	$199,701
Federal Home Loan Bank advances	29,231	26,635
Advances by borrowers for taxes and insurance	972	699
Accrued interest payable	33	32
Accrued federal income taxes	112	78
Deferred federal income taxes	578	569
Deferred revenue	606	610
Other liabilities	620	661
Total liabilities	228,405	228,985

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,631	34,638
Retained earnings	34,871	34,711
Unearned employee stock ownership plan (ESOP), 117,642 shares and 122,311 shares at September 30, 2015 and June 30, 2015, repectively	(1,176)	(1,223)
Treasury shares at cost, 112,563 common shares at both September 30, 2015 and June 30, 2015	(937)	(937)
Accumulated other comprehensive income	38	38
Total shareholders’ equity	67,513	67,313

Total liabilities and shareholders’ equity	$295,918	$296,298

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2015	2014
Interest income
Loans, including fees	$2,892	$3,000
Mortgage-backed securities	23	29
Other securities	5	6
Interest-bearing deposits and other	64	64
Total interest income	2,984	3,099

Interest expense
Interest-bearing demand deposits	7	8
Savings	65	59
Certificates of Deposit	208	222
Deposits	280	289
Borrowings	70	62
Total interest expense	350	351
Net interest income	2,634	2,748
Provision for loan losses	11	56
Net interest income after provision for loan losses	2,623	2,692

Non-interest income
Earnings on bank-owned life insurance	23	23
Net gain on sales of loans	19	6
Net gain (loss) on sales of OREO	16	(1)
Vaulation adjustments of OREO	(18)	—
Other	74	68
Total non-interest income	114	96
Non-interest expense
Employee compensation and benefits	1,279	1,377
Occupancy and equipment	148	131
Outside service fees	48	38
Legal fees	29	7
Data processing	97	102
Auditing and accounting	67	65
FDIC insurance premiums	54	63
Franchise and other taxes	63	67
Foreclosure and OREO expenses (net)	28	53
Other	252	266
Total non-interest expense	2,065	2,169

Income before income taxes	672	619

Federal income tax expense	134	203

NET INCOME	$538	$416

EARNINGS PER SHARE
Basic and diluted	$0.06	$0.05
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2015	2014

Net income	$538	$416

Other comprehensive loss, net of tax benefits: Unrealized holding gains (losses) on securities designated as available for sale, net of tax benefits of $0 and $11 during the respective periods	—	(24)
Comprehensive income	$538	$392

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September,
	2015	2014

Cash flows from operating activities:
Net income	$538	$416
Adjustments to reconcile net income to net cash provided by operating
Activities
Depreciation	72	66
Accretion of purchased loan credit discount	(39)	(60)
Amortization of purchased loan premium	5	4
Amortization (accretion) of deferred loan origination costs (fees)	5	(5)
Amortization of premiums on investment securities	25	41
Amortization of premiums on deposits	(21)	(98)
Net gain on sale of loans	(19)	(6)
Net loss (gain) on sale of real estate owned	(16)	1
Valuation adjustments of real estate owned	18	—
Deferred gain on sale of real estate owned	(4)	(3)
ESOP compensation expense	40	39
Earnings on bank-owned life insurance	(23)	(23)
Provision for loan losses	11	56
Origination of loans held for sale	(121)	(326)
Proceeds from loans held for sale	119	85
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(22)	(9)
Prepaid expenses and other assets	71	46
Accrued interest payable	1	2
Other liabilities	(41)	215
Federal income taxes	43	203
Net cash provided by operating activities	642	644

Cash flows from investing activities:
Securities maturities, prepayments and calls:
Held to maturity	773	304
Available for sale	4	2
Loans originated for investment, net of principal collected	(1,278)	2,625
Proceeds from sale of real estate owned	430	327
Additions to premises and equipment, net	(605)	(69)
Net cash provided by (used in) investing activities	(676)	3,189

Cash flows from financing activities:
Net decrease in deposits	(3,427)	(1,328)
Payments by borrowers for taxes and insurance, net	273	251
Proceeds from Federal Home Loan Bank advances	6,200	2,500
Repayments on Federal Home Loan Bank advances	(3,604)	(5,512)
Dividends paid on common stock	(378)	(380)
Net cash used in financing activities	(936)	(4,469)

Net decrease in cash and cash equivalents	(970)	(636)

Beginning cash and cash equivalents	13,635	11,511

Ending cash and cash equivalents	$12,665	$10,875

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2015	2014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$110	$—

Interest on deposits and borrowings	$370	$447

Transfers of loans to real estate owned, net	$99	$156

Loans made on sale of real estate owned	$—	$195

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2015

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2015, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2015 filed with the Securities and Exchange Commission.

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

September 30, 2015

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
(in thousands)	2015	2014

Net income allocated to common shareholders, basic and diluted	$538	$416

	Three months ended September 30,
	2015	2014

Weighted average common shares outstanding, basic and diluted	8,317,255	8,383,191

There were 309,800 stock option shares outstanding for the three-month periods ended September 30, 2015 and 2014. The stock option shares outstanding were antidilutive for the respective periods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2015 and June 30, 2015, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2015
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$91	$1	$—	$92
FHLMC stock	7	56	—	63
	$98	$57	$—	$155

Held-to-maturity Securities
Agency mortgage-backed: residential	$2,543	$97	$2	$2,638
Agency bonds	3,082	3	—	3,085
	$5,625	$100	$2	$5,723

	June 30, 2015
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$94	$2	$—	$96
FHLMC stock	8	55	—	63
	$102	$57	$—	$159

Held-to-maturity Securities
Agency mortgage-backed: residential	$2,821	$112	$2	$2,931
Agency bonds	3,602	2	1	3,603
	$6,423	$114	$3	$6,534

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

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

	September 30, 2015
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$1,522	$1,523
One to five years	1,560	1,562
Mortgage-backed	2,543	2,638
	$5,625	$5,723

Our pledged securities totaled $2.2 million at September 30, 2015, and June 30, 2015.

There were no sales of investment securities during the three month periods ended September 30, 2015 and 2014.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2015	2015

Residential real estate
One- to four-family	$192,729	$191,721
Multi-family	17,196	16,621
Construction	2,742	3,780
Land	1,641	2,021
Farm	1,562	1,567
Nonresidential real estate	22,046	22,118
Commercial nonmortgage	1,787	1,782
Consumer and other:
Loans on deposits	2,262	2,262
Home equity	5,551	5,477
Automobile	69	73
Unsecured	373	605
	247,958	248,027

Undisbursed portion of loans in process	(1,505)	(2,753)
Deferred loan origination costs	127	109
Allowance for loan losses	(1,568)	(1,568)
	$245,012	$243,815

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2015:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,059	$12	$(11)	$—	$1,060
Multi-family	94	3	—	—	97
Construction	21	(5)	—	—	16
Land	7	1	—	—	8
Farm	9	—	—	—	9
Nonresidential real estate	121	1	—	—	122
Commercial nonmortgage	10	—	—	—	10
Consumer and other:
Loans on deposits	13	—	—	—	13
Home equity	31	—	—	—	31
Automobile	—	—	—	—	—
Unsecured	3	(1)	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,568	$11	$(11)	$—	$1,568

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2014:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,003	$52	$37	$2	$1,020
Multi-family	73	—	—	—	73
Construction	11	—	—	—	11
Land	10	1	—	—	11
Farm	9	—	—	—	9
Nonresidential real estate	112	2	—	—	114
Commercial nonmortgage	11	(1)	—	—	10
Consumer and other:
Loans on deposits	13	1	—	—	14
Home equity	28	2	—	—	30
Autombile	—	—	—	—	—
Unsecured	3	(1)	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,473	$56	$37	$2	$1,494

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2015. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

September 30, 2015:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,566	$2,172	$5,738	$—	$—	$—
Land	—	285	285	—	—
Nonresidential real estate	—	523	523	—	—	—
	3,566	2,980	6,546	—	—	—

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$186,991	$1,060	$—	$1,060
Multi-family			17,196	97	—	97
Construction			2,742	16	—	16
Land			1,356	8	—	8
Farm			1,562	9	—	9
Nonresidential real estate			21,523	122	—	122
Commercial nonmortgage			1,787	10	—	10
Consumer:
Loans on deposits			2,262	13	—	13
Home equity			5,551	31	—	31
Automobile			69	—	—	—
Unsecured			373	2	—	2
Unallocated			—	—	200	200
			241,412	1,368	200	1,568
			$247,958	$1,368	$200	$1,568

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2015.

June 30, 2015:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,743	$2,565	$4,308	$—	$—	$—
Land	476	381	857	—	—
Nonresidential real estate	241	526	767	—	—	—
Consumer and other:
Home equity	28	—	28
Unsecured	18	—	18	—	—	—
	2,506	3,472	5,978	—	—	—

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$187,413	$1,059	$—	$1,059
Multi-family			16,621	94	—	94
Construction			3,780	21	—	21
Land			1,164	7	—	7
Farm			1,567	9	—	9
Nonresidential real estate			21,351	121	—	121
Commercial nonmortgagel			1,782	10	—	10
Consumer:
Loans on deposits			2,262	13	—	13
Home equity			5,449	31	—	31
Automobile			73	—	—	—
Unsecured			587	3	—	3
Unallocated			—	—	200	200
			242,049	1,368	200	1,568
			$248,027	$1,368	$200	$1,568

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2015 and 2014:

September 30, 2015:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,566	$—	$3,036	$3	$3
Purchased credit-impaired loans	2,980	—	3,226	23	23
	6,546	—	6,262	26	26
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$6,546	$—	$6,262	$26	$26

September 30, 2014:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$1,441	$—	$1,701	$1	$1
Purchased credit-impaired loans	3,568	—	3,635	29	29
	5,009	—	5,336	30	30
With an allowance recorded:
One- to four-family	70	9	135	1	1
	$5,079	$9	$5,471	$31	$31

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2015, and June 30, 2015:

	September 30, 2015		June 30, 2015
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$4,676	$1,195	$4,331	$1,745
Nonresidential real estate and land	409	—	410	—
Consumer	25	—	26	—
	$5,110	$1,195	$4,767	$1,745

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At September 30, 2015 and June 30, 2015, the Company had $1.6 million and $1.9 million of loans classified as TDRs, respectively. Of the TDRs at September 30, 2015, approximately 40.2% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

The following table presents TDR’s by loan type at September 30, 2015 and June 30, 2015, and their performance, by modification type:

(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

September 30, 2015
Residential Real Estate:
1-4 Family	36	$1,888	$1,626	$1,199	$427

June 30, 2015
Residential Real Estate:
1-4 Family	38	$2,110	$1,851	$1,710	$141

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications for the three months ended September 30, 2015 and 2014, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended September 30, 2015
Residential real estate:
Rate reduction	$3	$—	$3
Bankruptcies	—	—	—
Total troubled debt restructures	$3	$—	$3

Three months ended September 30, 2014
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	—	—	—
Total troubled debt restructures	$—	$—	$—

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of September 30, 2015, or at June 30, 2015. The Company had no commitments to lend on loans classified as TDRs at September 30, 2015 or June 30, 2015.

There were no TDRs that defaulted during the three-month periods ended September 30, 2015 or 2014.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2015, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$6,572	$3,230	$9,802	$182,927	$192,729
Multi-family	—	—	—	17,196	17,196
Construction	—	—	—	2,742	2,742
Land	—	509	509	1,132	1,641
Farm	—	—	—	1,562	1,562
Nonresidential real estate	505	388	893	21,153	22,046
Commercial non-mortgage	—	—	—	1,787	1,787
Consumer and other:
Loans on deposits	—	—	—	2,262	2,262
Home equity	37	—	37	5,514	5,551
Automobile	—	—	—	69	69
Unsecured	1	18	19	354	373
Total	$7,115	$4,145	$11,260	$236,698	$247,958

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2015, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,129	$3,233	$8,362	$183,359	$191,721
Multi-family	—	—	—	16,621	16,621
Construction	—	—	—	3,780	3,780
Land	344	262	606	1,415	2,021
Farm	—	—	—	1,567	1,567
Nonresidential real estate	142	388	530	21,588	22,118
Commercial nonmortgage	—	—	—	1,782	1,782
Consumer:
Loans on deposits	—	—	—	2,262	2,262
Home equity	20	—	20	5,457	5,477
Automobile	—	—	—	73	73
Unsecured	13	18	31	574	605
Total	$5,648	$3,901	$9,549	$238,478	$248,027

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

September 30, 2015

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$7,970	$10,664	$—	$174,095
Multi-family	16,848	—	348	—	—
Construction	2,742	—	—	—	—
Land	1,128	—	513	—	—
Farm	1,562	—	—	—	—
Nonresidential real estate	20,139	1,119	788	—	—
Commercial nonmortgage	1,755	32		—	—
Consumer:
Loans on deposits	2,262	—	—	—	—
Home equity	5,525	—	26	—	—
Automobile	69	—	—	—	—
Unsecured	373	—	—	—	—
	$52,403	$9,121	$12,339	$—	$174,095

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

At June 30, 2015, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$6,914	$9,371	$—	$175,436
Multi-family	16,621	—	—	—	—
Construction	3,780	—	—	—	—
Land	1,164	—	857	—	—
Farm	1,567	—	—	—	—
Nonresidential real estate	20,198	1,131	789	—	—
Commercial nonmortgage	1,750	32	—	—	—
Consumer:
Loans on deposits	2,262	—	—	—	—
Home equity	5,448	—	29	—	—
Automobile	73	—	—	—	—
Unsecured	605	—	—	—	—
	$53,468	$8,077	$11,046	$—	$175,436

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $512,000 and $616,000 at September 30, 2015 and June 30, 2015, respectively, is as follows:

(in thousands)	September 30, 2015	June 30, 2015

One- to four-family residential real estate	$2,172	$2,565
Land	285	381
Nonresidential real estate	523	526
Commercial nonmortgage	—	—
Outstanding balance	$2,980	$3,472

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended September 30, 2015	Twelve months ended June 30, 2015

Balance at beginning of period	$1,021	$1,478
Accretion of income	(39)	(457)
Reclassifications from nonaccretable difference	106	—
Disposals	—	—
Balance at end of period	$1,088	$1,021

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2015, nor for the three-month period ended September 30, 2015. Neither were any allowance for loan losses reversed during those periods.

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

September 30, 2015

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015
Agency mortgage-backed: residential	$92	$—	$92	$—
FHLMC stock	63	—	63	—
	$155	$—	$155	$—
June 30, 2015
Agency mortgage-backed: residential	$96	$—	$96	$—
FHLMC stock	63	—	63	—
	$159	$—	$159	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2015
Other real estate owned, net
One- to four-family	$511	—	—	511
Land	121	—	—	121

June 30, 2015
Other real estate owned, net
One- to four-family	$525	—	—	$525
Land	15	—	—	15

There were no impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at September 30, 2015, and June 30, 2015. There was no specific provision made for the three month periods ended September 30, 2015 or 2014.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $632,000 and $540,000 at September 30, 2015 and June 30, 2015, respectively. Other real estate owned was written down $18,000 during the three months ended September 30, 2015, while there was no write-down of other real estate owned during the three months ended September 30, 2014.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2015 and June 30, 2015:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
September 30, 2015	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$511	Sales comparison approach	Adjustments for differences between comparable sales	-10.8% to 11.7% (0.1%)
Land	121	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.4%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2015	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$525	Sales comparison approach	Adjustments for differences between comparable sales	1.5% to 11.7% (2.9%)
Land	15	Sales comparison approach	Adjustments for differences between comparable sales	20.2% to 38.9% (20.8%)

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

September 30, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at September 30, 2015 and June 30, 2015:

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at September 30, 2015 and June 30, 2014, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2015 and June 30, 2015 are as follows:

		Fair Value Measurements at
(in thousands)		September 30, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$12,665	$12,665			$12,665
Available-for-sale securities	155		$155		155
Held-to-maturity securities	5,625		5,723		5,723
Loans held for sale	121		125		125
Loans receivable – net	245,012			$249,484	249,484
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	747		25	722	747

Financial liabilities
Deposits	$196,253	$83,781	$112,672		196,453
Federal Home Loan Bank advances	29,231		29,922		29,922
Advances by borrowers for taxes and insurance	972	972			972
Accrued interest payable	33		33		33

		Fair Value Measurements at
(in thousands)		June 30, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,635	$13,635			$13,635
Available-for-sale securities	159		$159		159
Held-to-maturity securities	6,423		6,534		6,534
Loans held for sale	100		101		101
Loans receivable – net	243,815			$248,265	248,265
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	725		27	698	725

Financial liabilities
Deposits	$199,701	$83,603	$116,304		$199,907
Federal Home Loan Bank advances	26,635		27,265		27,265
Advances by borrowers for taxes and insurance	699	699			699
Accrued interest payable	32		32		32

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2015

(unaudited)

6. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at June 30, 2015	Current Year Change	Balance at September 30, 2015

Unrealized gains on available-for-sale securities	$38	$—	$38

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2015	2014

Unrealized holding gains (losses) on available-for-sale securities	$—	$(35)
Tax effect	—	11
Net-of-tax amount	$—	$(24)

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended September 30, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2015			2014
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$246,319	$2,892	4.70%	$246,603	$3,000	4.87%
Mortgage-backed securities	2,814	23	3.27	3,795	29	3.06
Other securities	3,328	5	0.60	5,327	6	0.45
Other interest-earning assets	15,439	64	1.66	14,213	64	1.80
Total interest-earning assets	267,900	2,984	4.46	269,938	3,099	4.59
Less: Allowance for loan losses	(1,568)			(1,466)
Non-interest-earning assets	30,664			29,331
Total assets	$296,996			$297,803

Interest-bearing liabilities:
Demand deposits	$17,444	$7	0.16%	$15,974	$8	0.20%
Savings	63,734	65	0.41	58,792	59	0.40
Certificates of deposit	113,926	208	0.73	134,988	222	0.66
Total deposits	195,104	280	0.57	209,754	289	0.55
Borrowings	27,866	70	1.01	14,660	62	1.69
Total interest-bearing liabilities	222,970	350	0.63	224,414	351	0.63
Noninterest-bearing demand deposits	3,800			4,002
Noninterest-bearing liabilities	2,944			2,321
Total liabilities	229,714			230,737

Shareholders’ equity	67,282			67,066
Total liabilities and shareholders’ equity	$296,996			$297,803
Net interest income/average yield		$2,634	3.83%		$2,748	3.97%
Net interest margin			3.93%			4.07%
Average interest-earning assets to average interest-bearing liabilities			120.15%			120.29%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to September 30, 2015

Assets: At September 30, 2015, the Company’s assets totaled $295.9 million, a decrease of $380,000, or 0.1%, from total assets at June 30, 2015. This decrease was attributed primarily to decreases in both cash and cash equivalents and investment securities and was somewhat offset by an increase in loans.

Cash and cash equivalents: Cash and cash equivalents decreased $970,000 or 7.1% to $12.7 million at September 30, 2015, primarily as we seek to maintain the appropriate level of liquidity. Our strategy is to balance our need for liquidity to meet day-to-day operational cash flows against keeping too much idle cash on hand. We keep a minimum of 8.0% of our liquidity base for normal cash flow needs and borrow short-term using FHLB advances when cash is low. Likewise, we pay down FHLB advances with any excess funds we might have.

Investment securities: Investment securities decreased $802,000 or 12.2% to $5.8 million at September 30, 2015, due to maturity of a $500,000 agency bond and cash flows associated with mortgage-backed securities.

Loans: Loans receivable, net, increased by $1.2 million or 0.5% to $245.0 million at September 30, 2015. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans:  At September 30, 2015, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.3 million, or 2.6% of total loans (including loans purchased in the acquisition), compared to $6.5 million or 2.7%, of total loans at June 30, 2015.  The Company’s allowance for loan losses totaled $1.6 million at both September 30, 2015, and June 30, 2015. The allowance for loan losses at September 30, 2015, represented 24.9% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2015, the allowance represented 24.1% of nonperforming loans and 0.6% of total loans.

The Company had $13.6 million in assets classified as substandard for regulatory purposes at September 30, 2015, including loans ($12.3 million) and real estate owned (“REO”) ($1.3 million), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired on December 31, 2012) were 5.0% and 4.5% at September 30, 2015 and June 30, 2015, respectively. The increase in substandard loans was due primarily to classification of two of our larger residential real estate borrowers. Our analysis of the cash flow of these two unrelated credits indicated that a downgrade in classification was warranted. Each of these loans are well-secured and neither was delinquent at September 30, 2015. Of substandard loans at September 30, 2015, 99.8% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to September 30, 2015 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2015	June 30, 2015

Substandard assets	$13,599	$12,639
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$13,599	$12,639

At September 30, 2015, the Company’s real estate acquired through foreclosure represented 9.3% of substandard assets compared to 12.6% at June 30, 2015. During the three months ended September 30, 2015, the Company sold property with carrying value of $478,000 for $493,000, while during the year ended June 30, 2015, property with a carrying value of $590,000 was sold for $702,000. During the three months ended September 30, 2015, the Company made no loan(s) to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2015, $424,000 loans to facilitate an exchange were made. The Company defers recognition of any gain on loans to facilitate an exchange until the proper time in the future. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $236,000 and $292,000 at September 30, 2015 and June 30, 2015, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to September 30, 2015 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2015		June 30, 2015
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	11	$1,099	15	$1,440
Building lot	4	161	5	153
Total REO	15	$1,260	20	$1,593

At September 30, 2015, and June 30, 2015, the Company had $9.1 million and $8.1 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. The primary reason for this increase was related to two larger borrowers who each experienced some weakness in cash flow, but had no delinquency and their loans were well secured by real estate.

Liabilities: At September 30, 2015, the Company’s liabilities totaled $228.4 million, a decrease of $580,000, or 0.3%, from total liabilities at June 30, 2015. The decrease in liabilities was attributed primarily as a result of a decrease in deposits, which decreased $3.4 million or 1.7% to $196.3 million at September 30, 2015, and was partially offset by an increase in FHLB advances, which totaled $29.2 million at quarter end, an increase of $2.6 million or 9.7% compared to June 30, 2015. Deposit customers continue seeking higher yields on their funds after growing impatient in the current low-rate environment and some are turning to non-insured investments. As deposits have continued to decrease, we have utilized short-term FHLB advances as replacement funding.

Shareholders’ Equity: At September 30, 2015, the Company’s shareholders’ equity totaled $67.5 million, an increase of $200,000 or 0.3% from the June 30, 2015 total. The change in shareholders’ equity was chiefly associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to September 30, 2015 (continued)

The Company paid dividends of $378,000 or 70.3% of net income for the three month period just ended. On July 7, 2015, the members of First Federal MHC for the fourth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that there would be no objection to a waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2016. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for additional discussion regarding dividends.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2015 and 2014

General

Net income totaled $538,000 for the three months ended September 30, 2015, an increase of $122,000 or 29.3% from net income of $416,000 for the same period in 2014. The net increase in net earnings for the recently-ended quarter was primarily attributable to lower non-interest expenses and lower income tax expense.

Net Interest Income

Net interest income after provision for loan losses decreased $69,000 or 2.6% to $2.6 million for the three month period just ended compared to $2.7 million for the prior year quarter primarily due to reduced net interest income and partially offset by a decrease in provision for loan loss. Net interest income before provision for loan loss decreased $114,000 or 4.1% to $2.6 million for the quarter ended September 30, 2015. Provision for losses on loans decreased $45,000 to $11,000 for the recently-ended quarter compared to a provision of $56,000 in the prior year period. Interest income decreased by $115,000, or 3.7%, to $3.0 million, while interest expense decreased $1,000 or 0.3% to $350,000 for the three months ended September 30, 2015, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $108,000 or 3.6% to $2.9 million, due primarily to a decrease in the average rate earned on the loan portfolio, which decreased 17 basis points to 4.70% for the recently ended quarter compared to the prior year period. The average balance of loans outstanding for the three month period ended September 30, 2015, decreased $284,000 or 0.1% to $246.3 million. Interest income on mortgage-backed securities decreased $6,000 or 20.7% to $23,000 for the three months ended September 30, 2015, due to lower balances resulting from normal cash flows associated with the securities.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2015 and 2014 (continued)

Interest expense on deposits totaled $280,000 and $289,000 for the three month periods ended September 30, 2015 and 2014, respectively, while interest expense on borrowings increased $8,000 or 12.9% to $70,000 for the most recently ended period. The average balance of deposits decreased $14.7 million or 7.0% to $195.1 million for the most recent period, while the average ratepaid on deposits increased 2 basis points to 0.57%. The decrease in average deposits was primarily attributed to rate-sensitive deposit customers withdrawing funds to seek additional yield as the historically low interest rate environment continues. The increase in interest expense on borrowings also was attributed to higher outstanding balances of FHLB advances, which were used to offset deposit funding. The average balance of outstanding borrowings increased $13.2 million or 90.1% to $27.9 million for the quarter ended September 30, 2015, compared to $14.7 million for the prior year quarterly period. The average rate paid on borrowings decreased 68 basis points to 1.01% for the recently ended quarter.

Net interest margin decreased from 4.07% for the prior year quarterly period to 3.93% for the quarter ended September 30, 2015.

Provision for Losses on Loans

The Company recorded $11,000 in provision for losses on loans during the three months ended September 30, 2015, compared to a $56,000 provision for the three months ended September 30, 2014. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $114,000 for the three months ended September 30, 2015, an increase of $18,000 from the same period in 2014 due primarily to gains on sales of loans and sales of REO. Net gains on sales of loans totaled $19,000 for the quarter just ended compared to $6,000 for the prior year quarter, an increase of $13,000 or 216.7%. Sales of REO during the period resulted in net gains of $16,000 compared to a net loss of $1,000 in the prior year period. The Company recorded a write-down on REO during the recently-ended quarter of $18,000, while there was no such write-down in the previous year period. There were no sales of investments during the three month periods ended September 30, 2015 and 2014.

Non-interest Expense

Non-interest expense decreased $104,000 or 4.8% and totaled $2.1 million for the three months ended September 30, 2015 compared to $2.2 million for the same period in 2014. Employee compensation and benefits decreased $98,000 or 7.1% to $1.3 million for the quarterly period, primarily due to lower expense to the Company’s defined benefit pension plan. The Company participates in a multiple-employer pension plan and has benefited from changes in the pension funding requirement laws. Contributions to the defined benefit pension plan totaled $151,000 and $226,000 for the three months ended September 30, 2015 and 2014, respectively. Foreclosure and REO expenses, net decreased $25,000 or 47.2% to $28,000 for the quarter just ended primarily due to reduced foreclosure activity and lower levels of REO period to period. Somewhat offsetting the decreased expenses were increases in legal fees and occupancy and equipment costs. Legal fees increased $22,000 or 314.3% to $29,000 for the quarter ended September 30, 2015, due to the Company’s attempt to merge its two banks, an event that is not expected to recur. Occupancy and equipment costs increased $17,000 or 13.0% to $148,000 for the quarter recently ended due chiefly to repairs made to aging facilities. The Company expects occupancy and equipment costs to increase in the future as recently-purchased buildings are placed in service. First Federal of Frankfort purchased a building which will enable it to expand service capabilities to east Frankfort customers, while First Federal of Hazard purchased facilities which are expected to increase service to Perry and surrounding counties in eastern Kentucky.

Federal Income Tax Expense

Federal income taxes expense decreased $69,000 or 34.0% and totaled $134,000 for the three months ended September 30, 2015, compared to $203,000 in the prior year quarter primarily due to the reversal of a FIN 48 reserve related to a previously received federal tax refund. The effective tax rates were 19.9% and 32.8% for the three-month periods ended September 30, 2015 and 2014, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2015, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)         The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2015.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	Purchased	(incl commissions)	or programs	the plans or programs

July 1-31, 2015	—	$—	—	60,323
August 1-31, 2015	—	$—	—	60,323
September 1-30, 2015	—	$—	—	60,323

(1)  On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report

On Form 10-Q for the quarter ended September 30, 2015 formatted in Extensivle Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Sttements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

 ______________

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 16, 2015	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 16, 2015	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer