Form 10-Q
period 2015-12-31
Kentucky First Federal Bancorp
filed 2016-02-16
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	December 31, 2015

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Yes ☐                   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 9, 2016, the latest practicable date, the Corporation had 8,439,515 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2015	2015
ASSETS

Cash and due from financial institutions	$5,305	$3,864
Interest-bearing demand deposits	9,175	9,771
Cash and cash equivalents	14,480	13,635

Securities available for sale	137	159
Securities held-to-maturity, at amortized cost- approximate fair value of $15,989 and $6,534 at December 31, 2015 and June 30, 2015, respectively	15,916	6,423
Loans held for sale	—	100
Loans, net of allowance of $1,568 at December 31, 2015 and June 30, 2015	243,968	243,815
Real estate owned, net	1,138	1,593
Premises and equipment, net	5,980	5,235
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	685	725
Bank-owned life insurance	3,018	2,971
Goodwill	14,507	14,507
Prepaid federal income taxes	26	—
Prepaid expenses and other assets	501	653

Total assets	$306,838	$296,298

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$192,485	$199,701
Federal Home Loan Bank advances	44,532	26,635
Advances by borrowers for taxes and insurance	235	699
Accrued interest payable	32	32
Accrued federal income taxes	—	78
Deferred federal income taxes	706	569
Deferred revenue	603	610
Other liabilities	654	661
Total liabilities	239,247	228,985

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,628	34,638
Retained earnings	34,917	34,711
Unearned employee stock ownership plan (ESOP), 112,973 shares and 122,311 shares at December 31, 2015 and June 30, 2015, repectively	(1,130)	(1,223)
Treasury shares at cost, 112,563 common shares at December 31, 2015 and June 30, 2015	(937)	(937)
Accumulated other comprehensive income	27	38
Total shareholders’ equity	67,591	67,313

Total liabilities and shareholders’ equity	$306,838	$296,298

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014
Interest income
Loans, including fees	$5,786	$6,055	$2,894	$3,055
Mortgage-backed securities	44	57	21	28
Other securities	10	13	5	7
Interest-bearing deposits and other	129	130	65	66
Total interest income	5,969	6,255	2,985	3,156

Interest expense
Interest-bearing demand deposits	14	16	7	8
Savings	130	118	65	59
Certificates of Deposit	404	452	196	230
Deposits	548	586	268	297
Borrowings	144	119	74	57
Total interest expense	692	705	342	354
Net interest income	5,277	5,550	2,643	2,802
Provision for loan losses	11	266	—	210
Net interest income after provision for loan losses	5,266	5,284	2,643	2,592

Non-interest income
Earnings on bank-owned life insurance	47	47	24	24
Net gain on sales of loans	41	15	22	9
Net gain on sales of OREO	53	142	37	143
Valuation adjustments of OREO	(39)	(14)	(21)	(14)
Other	138	138	64	70
Total non-interest income	240	328	126	232
Non-interest expense
Employee compensation and benefits	2,639	2,509	1,360	1,132
Occupancy and equipment	316	271	168	140
Outside service fees	91	87	43	49
Legal fees	40	26	11	19
Data processing	191	209	94	107
Auditing and accounting	130	130	63	65
FDIC insurance premiums	110	119	56	56
Franchise and other taxes	127	134	64	67
Foreclosure and OREO expenses (net)	53	121	25	68
Other	537	521	285	255
Total non-interest expense	4,234	4,127	2,169	1,958

Income before income taxes	1,272	1,485	600	866

Federal income tax expense	330	490	196	287

NET INCOME	$942	$995	$404	$579

EARNINGS PER SHARE
Basic and diluted	$0.11	$0.12	$0.05	$0.07
DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014

Net income	$942	$995	$404	$579

Other comprehensive loss, net of tax benefits: Unrealized holding gains (losses) on securities designated as available for sale, net of tax benefits of $(6), $(18), $(6) and $(5) during the respective periods	(11)	(34)	(11)	(10)
Comprehensive income	$931	$961	$393	$569

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2015	2014

Cash flows from operating activities:
Net income	$942	$995
Adjustments to reconcile net income to net cash provided by operating Activities
Depreciation	148	135
Accetion of purchased loan credit discount	(78)	(165)
Amortization of purchased loan premium	9	9
Amortization (accretion) of deferred loan origination costs (fees)	15	8
Amortization of premiums on investment securities	47	81
Amortization of premiums on deposits	(42)	(98)
Net gain on sale of loans	(41)	(15)
Net loss (gain) on sale of real estate owned	(53)	(142)
Valuation adjustments of real estate owned	39	14
Deferred gain on sale of real estate owned	(7)	(13)
ESOP compensation expense	83	77
Earnings on bank-owned life insurance	(47)	(47)
Provision for loan losses	11	266
Origination of loans held for sale	(1,019)	(505)
Proceeds from loans held for sale	1,160	340
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	40	143
Prepaid expenses and other assets	152	157
Accrued interest payable	—	(1)
Other liabilities	(7)	(42)
Federal income taxes	39	235
Net cash provided by operating activities	1,391	1,432

Cash flows from investing activities:
Purchase of held-to-maturity U.S. Treasury notes	(11,000)	(8,500)
Securities maturities, prepayments and calls:
Held to maturity	1,460	1,028
Available for sale	5	31
Loans originated for investment, net of principal collected	(304)	1,668
Proceeds from sale of real estate owned	777	397
Improvements to real estate owned	(114)	—
Additions to premises and equipment, net	(893)	(141)
Net cash used in investing activities	(10,069)	(5,517)

Cash flows from financing activities:
Net decrease in deposits	(7,174)	(8,025)
Payments by borrowers for taxes and insurance, net	(464)	(411)
Proceeds from Federal Home Loan Bank advances	24,700	15,500
Repayments on Federal Home Loan Bank advances	(6,803)	(3,653)
Dividends paid on common stock	(736)	(704)
Treasury stock repurchases	—	(345)
Net cash provided by financing activities	9,523	2,362

Net increase (decrease) in cash and cash equivalents	845	(1,723)

Beginning cash and cash equivalents	13,635	11,511

Ending cash and cash equivalents	$14,480	$9,788

See accompanying notes.

6

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2015	2014

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$310	$205

Interest on deposits and borrowings	$734	$804

Transfers of loans to real estate owned, net	$307	$1,035

Loans made on sale of real estate owned	$510	$379

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2015

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2015, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2015 filed with the Securities and Exchange Commission.

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

December 31, 2015

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2015	2014	2015	2014

Net income allocated to common shareholders, basic and diluted	$942	$995	$404	$579

	Six months ended December 31,		Three months ended December 31,
	2015	2014	2015	2014
Weighted average common shares outstanding, basic and diluted	8,319,589	8,381,992	8,321,924	8,321,183

There were 309,800 stock option shares outstanding for the six- and three-month periods ended December 31, 2015 and 2014, all of which expired on December 13, 2015. The stock option shares outstanding were antidilutive for the respective periods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2015 and June 30, 2015, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2015
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$90	$1	$—	$91
FHLMC stock	8	38	—	46
	$98	$39	$—	$137

Held-to-maturity Securities
Agency mortgage-backed: residential	$2,353	$81	$3	$2,431
U.S. Treasury notes	10,999	1	—	11,000
Agency bonds	2,564	-	6	2,558
	$15,916	$82	$9	$15,989

	June 30, 2015
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$94	$2	$—	$96
FHLMC stock	8	55	—	63
	$102	$57	$—	$159

Held-to-maturity Securities
Agency mortgage-backed: residential	$2,821	$112	$2	$2,931
Agency bonds	3,602	2	1	3,603
	$6,423	$114	$3	$6,534

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

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

	December 31, 2015
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$12,533	$12,531
One to five years	1,030	1,027
Mortgage-backed	2,353	2,431
	$15,916	$15,989

Our pledged securities at December 31, 2015, and June 30, 2015 totaled $2.2 million.

There were no sales of investment securities during the six month periods ended December 31, 2015 and 2014.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2015	2015

Residential real estate
One- to four-family	$192,367	$191,721
Multi-family	17,207	16,621
Construction	2,444	3,780
Land	1,641	2,021
Farm	1,542	1,567
Nonresidential real estate	25,801	22,118
Commercial nonmortgage	1,757	1,782
Consumer and other:
Loans on deposits	1,919	2,262
Home equity	5,367	5,477
Automobile	75	73
Unsecured	469	605
	250,589	248,027

Undisbursed portion of loans in process	(5,157)	(2,753)
Deferred loan origination costs	104	109
Allowance for loan losses	(1,568)	(1,568)
	$243,968	$243,815

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2015:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,059	$(3)	$(13)	$2	$1,045
Multi-family	94	2	—	—	96
Construction	21	(7)	—	—	14
Land	7	1			8
Farm	9	—	—	—	9
Nonresidential real estate	121	22	—	—	143
Commercial nonmortgage	10	—	—	—	10
Consumer and other:
Loans on deposits	13	(2)	—	—	11
Home equity	31	(1)	—	—	30
Automobile	—	—	—	—	—
Unsecured	3	(1)	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,568	$11	$(13)	$2	$1,568

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2015:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,060	$(15)	$(2)	$2	$1,045
Multi-family	97	(1)	—	—	96
Construction	16	(2)	—	—	14
Land	8	—	—	—	8
Farm	9	—	—	—	9
Nonresidential real estate	122	21	—	—	143
Commercial nonmortgage	10	—	—	—	10
Consumer and other:
Loans on deposits	13	(2)	—	—	11
Home equity	31	(1)	—	—	30
Automobile	—	—	—	—	—
Unsecured	2	—	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,568	$—	$(2)	$2	$1.568

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2014:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,003	$241	$(165)	$7	$1,086
Multi-family	73	7	—	—	80
Construction	11	(4)	—	—	7
Land	10	3			13
Farm	9	—	—	—	9
Nonresidential real estate	112	11	—	—	123
Commercial nonmortgage	11	1	—	—	12
Consumer and other:
Loans on deposits	13	2	—	—	15
Home equity	28	4	—	—	32
Automobile	—	—	—	—	—
Unsecured	3	1	—	—	4
Unallocated	200	—	—	—	200
Totals	$1,473	$266	$(165)	$7	$1,581

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2015. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

December 31, 2015:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,993	$2,059	$5,052	$—	$—	$—
Land	—	282	282	—	—	—
Nonresidential real estate	—	147	147	—	—	—
	2,993	2,488	5,481	—	—	—

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$187,315	$1,045	$—	$1,045
Multi-family			17,207	96	—	96
Construction			2,444	14	—	14
Land			1,359	8	—	8
Farm			1,542	9	—	9
Nonresidential real estate			25,654	143	—	143
Commercial nonmortgage			1,757	10	—	10
Consumer:
Loans on deposits			1,919	11	—	11
Home equity			5,367	30	—	30
Automobile			75	—	—	—
Unsecured			469	2	—	2
Unallocated			—	—	200	200
			245,108	1,368	200	1,568
			$250,589	$1,368	$200	$1,568

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2015.

June 30, 2015:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,743	$2,565	$4,308	$—	$—	$—
Land	476	381	857	—	—
Nonresidential real estate	241	526	767	—	—	—
Consumer and other:
Home equity	28	—	28	—	—	—
Unsecured	18	—	18	—	—	—
	2,506	3,472	5,978	—	—	—

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$187,413	$1,059	$—	$1,059
Multi-family			16,621	94	—	94
Construction			3,780	21	—	21
Land			1,164	7	—	7
Farm			1,567	9	—	9
Nonresidential real estate			21,351	121	—	121
Commercial nonmortgagel			1,782	10	—	10
Consumer:
Loans on deposits			2,262	13	—	13
Home equity			5,449	31	—	31
Automobile			73	—	—	—
Unsecured			587	3	—	3
Unallocated			—	—	200	200
			242,049	1,368	200	1,568
			$248,027	$1,368	$200	$1,568

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended December 31, 2015 and 2014:

December 31, 2015:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$2,993	$—	$3,022	$5	$5
Purchased credit-impaired loans	2,488	—	2,980	34	34
	5,481	—	6,002	39	39
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,481	$—	$6,002	$39	$39

December 31, 2014:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$1,006	$—	$1,470	$—	$—
Purchased credit-impaired loans	3,510	—	3,593	75	75
	4,516	—	5,063	75	75
With an allowance recorded:
One- to four-family	80	8	116	—	—
	$4,596	$8	$5,179	$75	$75

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended December 31, 2015 and 2014:

December 31, 2015:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$2,993	$—	$3,280	$2	$2
Purchased credit-impaired loans	2,488	—	2,734	11	11
	5,481	—	6,014	13	13
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,481	$—	$6,014	$13	$13

December 31, 2014:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$1,006	$—	$1,264	$—	$—
Purchased credit-impaired loans	3,510	—	3,539	44	44
	4,516	—	4,803	44	44
With an allowance recorded:
One- to four-family	80	8	35	—	—
	$4,596	$8	$4,838	$44	$44

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(unaudited)

4. Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2015, and June 30, 2015:

	December 31, 2015		June 30, 2015
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$4,066	$1,198	$4,331	$1,745
Nonresidential real estate and land	691	—	410	—
Consumer	7	—	26	—
	$4,764	$1,198	$4,767	$1,745

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At December 31, 2015 and June 30, 2015, the Company had $1.6 million and $1.9 million of loans classified as TDRs, respectively. Of the TDRs at December 31, 2015, approximately 32.5% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

The following table presents TDR’s by loan type at December 31, 2015 and June 30, 2015, and their performance, by modification type:

(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

December 31, 2015
Residential Real Estate:
1-4 Family	30	$1,858	$1,595	$1,062	$533

June 30, 2015
Residential Real Estate:
1-4 Family	38	$2,110	$1,851	$1,710	$141

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(unaudited)

4. Loans receivable (continued)

There were no TDR loan modifications for the three months ended December 31, 2015 and 2014.

There were no TDR loan modifications for the six months ended December 31, 2014. The following table summarizes TDR loan modifications that occured during the six months ended December 31, 2015, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Six months ended December 31, 2015
Residential real estate:
Rate reduction	$3	$—	$3

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2015, or at June 30, 2015. The Company had no commitments to lend on loans classified as TDRs at December 31, 2015 or June 30, 2015.

There were no TDRs that defaulted during the six- or three- month periods ended December 31, 2015, or December 31, 2014.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2015, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,227	$2,674	$6,901	$185,466	$192,367
Multi-family	—	—	—	17,207	17,207
Construction	—	—	—	2,444	2,444
Land	—	—	—	1,641	1,641
Farm	—	—	—	1,542	1,542
Nonresidential real estate	139	147	286	25,515	25,801
Commercial non-mortgage	—	—	—	1,757	1,757
Consumer and other:
Loans on deposits	—	—	—	1,919	1,919
Home equity	19	27	46	5,321	5,367
Automobile	1	—	1	74	75
Unsecured	—	—	—	469	469
Total	$4,386	$2,848	$7,234	$243,355	$250,589

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2015, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,129	$3,233	$8,362	$183,359	$191,721
Multi-family	—	—	—	16,621	16,621
Construction	—	—	—	3,780	3,780
Land	344	262	606	1,415	2,021
Farm	—	—	—	1,567	1,567
Nonresidential real estate	142	388	530	21,588	22,118
Commercial nonmortgage	—	—	—	1,782	1,782
Consumer:
Loans on deposits	—	—	—	2,262	2,262
Home equity	20	—	20	5,457	5,477
Automobile	—	—	—	73	73
Unsecured	13	18	31	574	605
Total	$5,648	$3,901	$9,549	$238,478	$248,027

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2015

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2015, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$8,072	$10,626	$—	$173,669
Multi-family	16,862	—	345	—	—
Construction	2,444	—	—	—	—
Land	1,359	—	282	—	—
Farm	1,542	—	—	—	—
Nonresidential real estate	24,728	904	169	—	—
Commercial nonmortgage	1,757	—	—	—	—
Consumer:
Loans on deposits	1,919	—	—	—	—
Home equity	5,360	—	7	—	—
Automobile	75	—	—	—	—
Unsecured	469	—	—	—	—
	$56,515	$8,976	$11,429	$—	$173,669

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $472,000 and $616,000 at December 31, 2015 and June 30, 2015, respectively, is as follows:

(in thousands)	December 31, 2015	June 30, 2015

One- to four-family residential real estate	$2,059	$2,565
Land	282	381
Nonresidential real estate	147	526
Commercial nonmortgage	—	—
Outstanding balance	$2,488	$3,472

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended December 31, 2015	Six months ended December 31, 2015	Twelve months ended June 30, 2015

Balance at beginning of period	$1,088	$1,021	$1,478
Accretion of income	(39)	(78)	(457)
Reclassifications from nonaccretable difference	43	149	—
Disposals	(20)	(20)	—
Balance at end of period	$1,072	$1,072	$1,021

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2015, nor for the six- or three-month periods ended December 31, 2015. Neither were any allowance for loan losses reversed during those periods.

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

December 31, 2015

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015
Agency mortgage-backed: residential	$91	$—	$91	$—
FHLMC stock	46	—	46	—
	$137	$—	$137	$—
June 30, 2015
Agency mortgage-backed: residential	$96	$—	$96	$—
FHLMC stock	63	—	63	—
	$159	$—	$159	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2015
Other real estate owned, net
One- to four-family	$651	—	—	$651
Land	121	—	—	121

June 30, 2015
Other real estate owned, net
One- to four-family	$525	—	—	$525
Land	15	—	—	15

There were no impared loans, which were measured using the fair value of the collateral for collateral-dependent loans, at December 31, 2015, and June 30, 2015. There was no specific provision made for the six month periods ended December 31, 2015 or 2014.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $772,000 and $540,000 at December 31, 2015 and June 30, 2015, respectively. Other real estate owned was written down $39,000 and $14,000 during the six months ended December 31, 2015 and 2014, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2015 and June 30, 2015:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
December 31, 2015	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$651	Sales comparison approach	Adjustments for differences between comparable sales	-10.79% to 11.7% (0.1%)
Land	$121	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.4%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2015	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$525	Sales comparison approach	Adjustments for differences between comparable sales	1.5% to 11.7% (2.9%)
Land	$15	Sales comparison approach	Adjustments for differences between comparable sales	20.2% to 38.9% (20.8%)

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

December 31, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at December 31, 2015 and June 30, 2015:

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at December 31, 2015 and June 30, 2015, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2015 and June 30, 2015 are as follows:

		Fair Value Measurements at
(in thousands)		December 31, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$14,480	$14,480			$14,480
Available-for-sale securities	137		$137		137
Held-to-maturity securities	15,916		15,989		15,989
Loans held for sale	—		—		—
Loans receivable - net	243,968			248,029	248,029
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	685		22	663	685

Financial liabilities
Deposits	$192,485	$83,122	$109,367		192,489
Federal Home Loan Bank advances	44,532		44,820		44,820
Advances by borrowers for taxes and insurance	235		235		235
Accrued interest payable	32		32		32

		Fair Value Measurements at
(in thousands)		June 30, 2015 Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,635	$13,635			$13,635
Available-for-sale securities	159		$159		159
Held-to-maturity securities	6,423		6,534		6,534
Loans held for sale	100		101		101
Loans receivable – net	243,815			$248,265	248,265
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	725		27	698	725

Financial liabilities
Deposits	$199,701	$83,603	$116,304		$199,907
Federal Home Loan Bank advances	26,635		27,265		27,265
Advances by borrowers for taxes and insurance	699		699		699
Accrued interest payable	32		32		32

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2015

(unaudited)

6. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at June 30, 2015	Current Year Change	Balance at December 31, 2015

Unrealized gains (losses) on available-for-sale securities	$38	$(11)	$27

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended December 31,
(in thousands)	2015	2014

Unrealized holding gains (losses) on available-for-sale securities	$(17)	$(52)
Tax effect	(6)	(18)
Net-of-tax amount	$(11)	$(34)

	Three months ended December 31,
(in thousands)	2015	2014

Unrealized holding gains (losses) on available-for-sale securities	$(17)	$(15)
Tax effect	(6)	(5)
Net-of-tax amount	$(11)	$(10)

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

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2015			2014
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$246,172	$5,786	4.70%	$246,474	$6,055	4.91%
Mortgage-backed securities	2,683	44	3.28	3,652	57	3.12
Other securities	3,423	10	0.58	5,704	13	0.46
Other interest-earning assets	16,062	129	1.61	14,417	130	1.80
Total interest-earning assets	268,340	5,969	4.45	270,247	6,255	4.63
Less: Allowance for loan losses	(1,568)			(1,479)
Non-interest-earning assets	29,503			29,196
Total assets	$296,275			$297,964
Interest-bearing liabilities:
Demand deposits	$4,765	$14	0.59%	$6,348	$16	0.50%
Savings	76,197	130	0.34	68,834	118	0.34
Certificates of deposit	112,198	404	0.72	132,693	452	0.68
Total deposits	193,160	548	0.57	207,875	586	0.56
Borrowings	29,737	144	0.97	16,673	119	1.43
Total interest-bearing liabilities	222,897	692	0.62	224,548	705	0.63
Noninterest-Bearing demand deposits	3,792			4,036
Noninterest-bearing liabilities	2,749			2,036
Total liabilities	229,438			230,620
Shareholders’ equity	66,837			67,344
Total liabilities and shareholders’ equity	$296,275			$297,964
Net interest income/average yield		$5,277	3.83%		$5,550	4.00%
Net interest margin			3.93%			4.11%
Average interest-earning assets to average interest-bearing liabilities			120.39%			120.35%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended December 31, 2015 and 2014, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2015			2014
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [2]	$246,024	$2,894	4.71%	$246,344	$3,055	4.96%
Mortgage-backed securities	2,552	21	3.29	3,510	28	3.19
Other securities	3,528	5	0.57	6,081	7	0.46
Other interest-earning assets	16,684	65	1.56	14,620	66	1.81
Total interest-earning assets	268,788	2,985	4.44	270,555	3,156	4.67
Less: Allowance for loan losses	(1,568)			(1,493)
Non-interest-earning assets	29,284			28,933
Total assets	$296,504			$297,995
Interest-bearing liabilities:
Demand deposits	$5,478	$7	0.51%	$7,531	$8	0.43%
Savings	75,532	65	0.34	67,886	59	0.35
Certificates of deposit	110,470	196	0.71	130,398	230	0.71
Total deposits	191,480	268	0.56	205,815	297	0.58
Borrowings	31,608	74	0.94	18,685	57	1.22
Total interest-bearing liabilities	223,088	342	0.61	224,500	354	0.63
Noninterest-bearing demand deposits	3,519			4,252
Noninterest-bearing liabilities	2,435			1,865
Total liabilities	229,042			230,617
Shareholders’ equity	67,462			67,378
Total liabilities and shareholders’ equity	$296,504			$297,995
Net interest income/average yield		$2,643	3.83%		$2,802	4.04%
Net interest margin			3.93%			4.14%
Average interest-earning assets to average interest-bearing liabilities			120.48%			120.51%

2 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to December 31, 2015

Assets: At December 31, 2015, the Company’s assets totaled $306.8 million, an increase of $10.5 million, or 3.6%, from total assets at June 30, 2015. This increase was attributed primarily to an increase in investment securities.

Cash and cash equivalents: Cash and cash equivalents increased by $845,000 or 6.2% to $14.5 million at December 31, 2015.

Securities: At December 31, 2015 and 2014 our securities portfolio consisted of agency bonds, mortgage-backed securities and U.S. Treasury notes. Investment securities totaled $16.1 million at December 31, 2015, compared to $6.6 million at June 30, 2015, an increase of $9.5 million or 143.9% due primarily to an $11.0 million short-term U.S. Treasury note purchased by the Company, which matured subsequent to December 31, 2015.

Loans: Loans receivable, net, increased by $153,000 or 0.1% to $244.0 million at December 31, 2015. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. However, loan demand continues in its weakened state as a result of the downturn in the economy and we expect to see a continued decrease in demand for home loans until the housing market regains a stronger footing.

Non-Performing Loans:  At December 31, 2015, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.0 million, or 2.4% of total loans (including loans purchased in the acquisition), compared to $6.5 million or 2.7%, of total loans at June 30, 2015.  The Company’s allowance for loan losses totaled $1.6 million at December 31, 2015, and June 30, 2015, respectively. The allowance for loan losses at December 31, 2015, represented 26.3% of nonperforming loans and 0.64% of total loans (including loans purchased in the acquisition), while at June 30, 2015, the allowance represented 24.1% of nonperforming loans and 0.6% of total loans.

The Company had $12.5 million in assets classified as substandard for regulatory purposes at December 31, 2015, including loans ($11.4 million) and real estate owned (“REO”) ($1.1 million), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired) was 4.7% and 4.5% at December 31, 2015 and June 30, 2015, respectively. Of substandard loans, 99.9% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to December 31, 2015 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2015	June 30, 2015

Substandard assets	$12,567	$12,639
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$12,567	$12,639

At December 31, 2015, the Company’s real estate acquired through foreclosure represented 9.1% of substandard assets compared to 12.6% at June 30, 2015. During the six months ended December 31, 2015, the Company sold property with a carrying value of $723,000 for $777,000, while during the year ended June 30, 2015, property with a carrying value of $590,000 was sold for $702,000. During the six months ended December 31, 2015, the Company made $510,000 in loans to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2015, $424,000 in loans to facilitate an exchange were made. The Company defers recognition of any gain on loans to facilitate an exchange until the proper time in the future. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $235,000 and $292,000 at December 31, 2015 and June 30, 2015, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to December 31, 2015 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2015		June 30, 2015
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	10	$1,028	15	$1,440
Building lot	4	110	5	153
Total REO	14	$1,138	20	$1,593

At December 31, 2015, and June 30, 2015, the Company had $9.0 million and $8.1 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. The primary reason for this increase was related to two larger borrowers who each experienced some weakness in cash flow, but had no delinquency and their loans were well secured by real estate.

Liabilities: At December 31, 2015, the Company’s liabilities totaled $239.2 million, an increase of $10.3 million, or 4.5%, from total liabilities at June 30, 2015. The increase in liabilities was attributed primarily to an increase in FHLB advances which totaled $44.5 million at quarter end, an increase of $17.9 million or 67.2% compared to June 30, 2015 and was partially offset by a $7.2 million or 3.6% decrease in deposits which totaled $192.5 million at December 31, 2015. The Company utilized a short-term advance to purchase an $11.0 million short-term U.S. Treasury note, which matured shortly after December 31, 2015. Deposit customers continue seeking higher yields on their funds after growing impatient in the current low-rate environment and some are turning to non-insured investments. As deposits have continued to decrease, we have utilized short-term FHLB advances as replacement funding.

Shareholders’ Equity: At December 31, 2015, the Company’s shareholders’ equity totaled $67.6 million, an increase of $278,000 or 0.4% from the June 30, 2015 total. The change in shareholders equity was chiefly associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to December 31, 2015 (continued)

The Company paid dividends of $736,000 or 78.1% of net income for the six month period just ended. On July 7, 2015, the members of First Federal MHC for the fourth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that there were no objection to a waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2016. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for additional discussion regarding dividends.

Comparison of Operating Results for the Six Month Periods Ended December 31, 2015 and 2014

General

Net income totaled $942,000 for the six months ended December 31, 2015, a decrease of $53,000 or 5.3% from net income of $995,000 for the same period in 2014. The decrease in net earnings for the recently-ended six-month period was primarily attributable to lower net interest income, higher non-interest expense, and lower non-interest income, while partially offset by lower provision for loan losses.

Net Interest Income

Net interest income after provision for loan losses decreased $18,000 or 0.3% to $5.3 million for the six months ended December 31, 2015 and 2014. Primarily due to lower interest income on loans. Provision for loan losses decreased by $255,000 or 95.9% to $11,000 for the six month period just ended compared to $266,000 for the prior year period. Interest income decreased $286,000 or 4.6%, to $6.0 million, while interest expense decreased $13,000 or 1.8% to $692,000 for the six months ended December 31, 2015, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $269,000 or 4.4% to $5.8 million, due primarily to a decrease in the average rate earned on the loan portfolio as borrowers refinanced or modified existing loans to lower rates offered by the Company. The average rate earned on loans outstanding decreased 21 basis points to 4.70% for the six month period just ended, while the average balance of loans outstanding decreased $302,000 to $246.2 million. Interest income on mortgage-backed residential securities (“MBS”) decreased $13,000 or 22.8% to $44,000 for the six months ended December 31, 2015, as the average balance decreased $969,000 or 26.5% to $2.7 million for the recently ended period, while the average rate earned increased 16 basis points to 3.28% compared to the period a year ago. Interest income on other securities, primarily composed of agency bonds, totaled $10,000 during the recent six month period, compared to $13,000 for the prior year period. The average balance of other investment securities was $3.4 million for the six month period just ended and the average rate earned on those securities was 58 basis points.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six Month Periods Ended December 31, 2015 and 2014 (continued)

Net Interest Income (continued)

Interest income on interest-bearing deposits and other decreased slightly for the period just ended.

Interest expense on deposits decreased $38,000 or 6.5% to $548,000 for the six month period ended December 31, 2015, due primarily to a decrease in the average balance of deposits outstanding. Average deposits outstanding decreased $14.7 million or 7.1% to $193.2 million for the recently ended six month period, while the average rate paid on deposits increased 1 basis point to 57 basis points for the current year period. Interest expense on borrowings increased $25,000 or 21.0% to $144,000 for the six month period ended December 31, 2015, compared to the prior year period. The increase in interest expense on borrowings was attributed to a higher average balance outstanding as the average balance outstanding increased $13.1 million or 78.4% to $29.7 million, while the average rate paid on borrowings decreased 46 basis points to 97 basis points for the recently ended period. The Company utilized a short-term advance to fund the investment in a U.S. Treasury Note, which matured shortly after December 31, 2015.

Net interest margin decreased from 4.11% for the prior year period to 3.93% for the six months ended December 31, 2015 primarily due to the decrease in rates earned on loans.

Provision for Losses on Loans

The Company recorded $11,000 in provision for losses on loans during the six months ended December 31, 2015, compared to a provision of $266,000 for the six months ended December 31, 2014. The decreased provision was primarily due to improving asset quality, minimal loan primarily due to the charge-offs and stable loan balances. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $240,000 for the six months ended December 31, 2015, a decrease of $88,000 or 26.8% from the same period in 2014. The decrease in non-interest income was primarily attributable to a $89,000 or 62.7% decrease in net gain on sales of REO. Net gain on sale of REO totaled $53,000 for the six months just ended compared to $142,000 for the prior year period. Contributing to the decrease in non-interest income was an increase in valuation adjustment for REO, which totaled $39,000 for the recently ended period compared to $14,000 in the prior year. Somewhat offsetting the decrease in non-interest income produced by decreased net gain on sales of REO and an increased valuation adjustment for REO was an increase in net gains on sales of loans, which totaled $41,000 for the six month period ended December 31, 2015, an increase of $26,000 or 173.3% compared to the 2014 period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six Month Periods Ended December 31, 2015 and 2014 (continued)

Non-interest Expense

Non-interest expense totaled $4.2 million and $4.1 million for the six months ended December 31, 2015 and 2014, respectively, an increase of $107,000 or 2.6% period to period. The increase was primarily related to higher costs associated with employee compensation and benefits and occupancy and equipment, while being somewhat offset by decreases in foreclosure and REO expenses as well as data processing. Employee compensation and benefits totaled $2.6 million for the six months ended December 31, 2015, an increase of $130,000 or 5.2% over the prior year period due primarily to expenses associated with the Company’s defined benefit (“DB”) pension plan. Plan expenses totaled $354,000 during the six-month period just ended compared to $226,000 in the six-month period a year ago, an increase of $128,000 or 56.6%. In the previous fiscal year plan expenses for the DB plan were reduced because of sufficient funding levels, while acknowledging that additional expenses would be incurred in the current fiscal year. The DB expense levels for the six months just ended are expected to remain level for the next six months. Occupancy and equipment costs increased $45,000 or 16.6% and totaled $316,000 for the recently ended period, primarily due to the Company’s additional physical plant capacity. First Federal of Kentucky began operating in its newly-acquired branch facility during the second quarter of this fiscal year. First Federal of Hazard expects to occupy its newly-acquired main office in Q3 of this fiscal year. Foreclosure and REO expenses totaled $53,000, a decrease of $68,000 or 56.2% as the Company continued to work through its REO process. Data processing expense totaled $191,000, a decrease of $18,000 or 8.6%, for the recently ended six month period.

Federal Income Tax Expense

Federal income taxes expense totaled $330,000 for the six months ended December 31, 2015, compared to $490,000 in the prior year period primarily due to the reversal of a FIN 48 reserve related to a previously received federal tax refund. The effective tax rates were 25.9% and 33.0% for the six month periods ended December 31, 2015 and 2014, respectively.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2015 and 2014

General

Net income totaled $404,000 for the three months ended December 31, 2015, a decrease of $175,000 or 30.2% from net income of $579,000 for the same period in 2014 primarily due to lower net interest income, higher non-interest expense and lower non-interest income, while partially offset by lower provision for loan losses.

Net Interest Income

Net interest income after provision for loan losses increased $51,000 or 2.0% to $2.6 million for the three month period just ended. Net interest income before provision for loan loss decreased $159,000 or 5.7% to $2.6 million for the quarter ended December 31, 2015. There was no provision for losses on loans in the recently-ended quarter compared to a provision of $210,000 in the prior year period. Interest income decreased by $171,000, or 5.4%, to $3.0 million, while interest expense decreased $12,000 or 3.4% to $342,000 for the three months ended December 31, 2015, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $161,000 or 5.3% to $2.9 million, due primarily to a decrease in the average rate earned on the loan portfolio. The average rate earned on the loan portfolio decreased 26 basis points to 4.71% for the three month period ended December 31, 2015, while the average balance of the loan portfolio decreased $320,000 or 0.13% to $246.0 million. Interest income on mortgage-backed securities decreased $7,000 or 25.0% to $21,000 for the quarter just ended primarily as a result of a $958,000 or 27.3% decrease in the average balance which totaled $2.6 million for the most recent quarter ended.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2015 and 2014

(continued)

Interest expense on deposits decreased $29,000 or 9.8% to $268,000 for the three month period ended December 31, 2015, while interest expense on borrowings increased $17,000 or 29.8% to $74,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average balance of deposits and to a lesser extent a decrease in the average rate paid on deposits. The average balance of deposits decreased $14.3 million or 7.0% to $191.5 million for the most recent period, while the average balance paid on deposits decreased 2 basis points to 56 basis points. The decrease in average deposits was attributed to rate-sensitive deposit customers withdrawing funds to seek additional yield as the historically low interest rate environment continues. The increase in interest expense on borrowings was attributed primarily to higher average outstanding balances, while the rate paid on amounts outstanding decreased period to period. The average balance of borrowings outstanding increased $12.9 million or 69.2% to $31.6 million for the recently ended three month period, while the average rate paid on borrowings decreased 28 basis points to 94 basis points for the most recent period.

Net interest margin decreased slightly from 4.14% for the prior year quarterly period to 3.93% for the quarter ended December 31, 2015.

Provision for Losses on Loans

The Company recorded no provision for losses on loans during the three months ended December 31, 2015, compared to a $210,000 provision for the three months ended December 31, 2014, primarily due to improving asset quality, minimal loan charge-offs and stable loan balances. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $126,000 for the three months ended December 31, 2015, a decrease of $106,000 from the same period in 2014, primarily due to a decrease in gain on sale of REO.

Non-interest Expense

Non-interest expense increased $211,000 or 10.8% and totaled $2.2 million for the three months ended December 31, 2015. Employee compensation and benefits increased $228,000 or 20.1% to $1.4 million for the quarterly period, primarily due to expenses associated with the Company’s defined benefit (“DB”) pension plan. Plan expenses totaled $206,000 during the three-month period just ended compared to nil in the three-month period a year ago. In the previous fiscal year DB expenses were reduced because of sufficient funding levels, while acknowledging that additional expense would be incurred in the current fiscal year. Occupancy and equipment costs increased $28,000 or 20.0% and totaled $168,000 for the recently ended period, primarily due to the Company’s additional physical plant capacity. First Federal of Kentucky began operating in its newly-acquired branch facility during the second quarter of this fiscal year. Foreclosure and REO expenses totaled $25,000, a decrease of $43,000 or 63.2% as the Company continued to work through its REO process. Data processing expense totaled $94,000, a decrease of $13,000 or 12.2%, for the recently ended quarter.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2015 and 2014

(continued)

Federal Income Tax Expense

Federal income taxes expense totaled $196,000 for the three months ended December 31, 2015, compared to $287,000 in the prior year period. The effective tax rates were 32.7% and 33.1% for the three-month periods ended December 31, 2015 and 2014, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2015, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2015.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

October 1-31, 2015	—	$—	—	60,323
November 1-30, 2015	—	$—	—	60,323
December 1-31, 2015	—	$—	—	60,323

(1)  On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[1]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report

On Form 10-Q for the quarter ended December 31, 2015 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)      Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 16, 2016	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 16, 2016	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

