Form 10-Q
period 2016-03-31
Kentucky First Federal Bancorp
filed 2016-05-16
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   March 31, 2016

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

Yes ☐               No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 9, 2016, the latest practicable date, the Corporation had 8,439,515 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2016	2015

ASSETS
Cash and due from financial institutions	$4,658	$3,864
Interest-bearing demand deposits	12,909	9,771
Cash and cash equivalents	17,567	13,635

Securities available for sale	128	159
Securities held-to-maturity, at amortized cost- approximate fair value of $4,825 and $6,534 at March 31, 2016 and June 30, 2015, respectively	4,751	6,423
Loans held for sale	—	100
Loans, net of allowance of $1,573 and $1,568 at March 31, 2016 and June 30, 2015, respectively	239,064	243,815
Real estate owned, net	1,196	1,593
Premises and equipment, net	6,039	5,235
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	690	725
Bank-owned life insurance	3,041	2,971
Goodwill	14,507	14,507
Prepaid federal income taxes	52	—
Prepaid expenses and other assets	542	653

Total assets	$294,059	$296,298

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$190,401	$199,701
Federal Home Loan Bank advances	33,792	26,635
Advances by borrowers for taxes and insurance	486	699
Accrued interest payable	30	32
Accrued federal income taxes	—	78
Deferred federal income taxes	661	569
Deferred revenue	599	610
Other liabilities	643	661
Total liabilities	226,612	228,985

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,636	34,638
Retained earnings	34,723	34,711
Unearned employee stock ownership plan (ESOP), 108,304 shares and 122,311 shares at March 31, 2016 and June 30, 2015, repectively	(1,083)	(1,223)
Treasury shares at cost, 112,563 common shares at March 31, 2016 and June 30, 2015	(937)	(937)
Accumulated other comprehensive income	22	38
Total shareholders’ equity	67,447	67,313

Total liabilities and shareholders’ equity	$294,059	$296,298

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Interest income
Loans, including fees	$8,542	$9,093	$2,756	$3,038
Mortgage-backed securities	73	84	29	27
Other securities	17	19	7	6
Interest-bearing deposits and other	195	195	66	65
Total interest income	8,827	9,391	2,858	3,136

Interest expense
Interest-bearing demand deposits	19	23	5	7
Savings	195	177	65	59
Certificates of Deposit	591	698	187	246
Deposits	805	898	257	312
Borrowings	228	180	84	61
Total interest expense	1,033	1,078	341	373
Net interest income	7,794	8,313	2,517	2,763
Provision for loan losses	11	302	—	36
Net interest income after provision for loan losses	7,783	8,011	2,517	2,727

Non-interest income
Earnings on bank-owned life insurance	70	70	23	23
Net gain on sales of loans	41	28	—	13
Net gain (loss) on sales of OREO	52	124	(1)	(18)
Valuation adjustments of OREO	(150)	(27)	(111)	(13)
Other	208	201	70	63
Total non-interest income (loss)	221	396	(19)	68
Non-interest expense
Employee compensation and benefits	4,082	3,698	1,443	1,189
Occupancy and equipment	483	469	167	198
Outside service fees	121	153	30	66
Legal fees	67	58	27	32
Data processing	290	327	99	118
Auditing and accounting	195	189	65	59
FDIC insurance premiums	159	173	49	54
Franchise and other taxes	188	198	61	64
Foreclosure and OREO expenses (net)	73	155	20	34
Other	815	697	278	176
Total non-interest expense	6,473	6,117	2,239	1,990

Income before income taxes	1,531	2,290	259	805

Federal income tax expense	411	756	81	266

NET INCOME	$1,120	$1,534	$178	$539

EARNINGS PER SHARE
Basic and diluted	$0.13	$0.18	$0.02	$0.06
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015

Net income	$1,120	$1,534	$178	$539

Other comprehensive gain (loss), net of tax benefits: Unrealized holding gains (losses) on securities designated as available for sale, net of tax benefits of $(8), $(15), $(3) and $2 during the respective periods	(16)	(30)	(5)	4
Comprehensive income	$1,104	$1,504	$173	$543

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net income	$1,120	$1,534
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	212	206
Accetion of purchased loan credit discount	(116)	(270)
Amortization of purchased loan premium	13	14
Amortization of deferred loan origination costs	23	44
Amortization of premiums on investment securities	59	117
Amortization of premiums on deposits	(63)	(191)
Net gain on sale of loans	(41)	(28)
Net loss on sale of real estate owned	(52)	(89)
Valuation adjustments of real estate owned	150	27
Deferred gain on sale of real estate owned	(11)	(17)
ESOP compensation expense	138	115
Earnings on bank-owned life insurance	(70)	(70)
Provision for loan losses	11	302
Origination of loans held for sale	(1,019)	(599)
Proceeds from loans held for sale	1,160	627
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	35	119
Prepaid expenses and other assets	111	76
Accrued interest payable	(2)	—
Other liabilities	(18)	319
Federal income taxes	(33)	488
Net cash provided by operating activities	1,607	2,724

Cash flows from investing activities:
Purchase of held-to-maturity U.S. Treasury notes	(11,000)	(8,500)
Securities maturities, prepayments and calls:
Held to maturity	12,613	9,712
Available for sale	9	34
Loans originated for investment, net of principal collected	4,422	724
Proceeds from sale of real estate owned	812	1,064
Improvements to real estate owned	(114)	—
Additions to premises and equipment, net	(1,016)	(161)
Net cash provided by investing activities	5,726	2,873

Cash flows from financing activities:
Net decrease in deposits	(9,237)	(10,778)
Payments by borrowers for taxes and insurance, net	(213)	(161)
Proceeds from Federal Home Loan Bank advances	28,700	19,300
Repayments on Federal Home Loan Bank advances	(21,543)	(13,856)
Dividends paid on common stock	(1,108)	(1,082)
Treasury stock repurchases	—	(698)
Net cash used in financing activities	(3,401)	(7,275)

Net increase (decrease) in cash and cash equivalents	3,932	(1,678)

Beginning cash and cash equivalents	13,635	11,511

Ending cash and cash equivalents	$17,567	$9,833

See accompanying notes.

6

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2016	2015

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$460	$255

Interest on deposits and borrowings	$1,098	$1,269

Transfers of loans to real estate owned, net	$399	$1,780

Loans made on sale of real estate owned	$534	$439

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2016

(unaudited)

On March 2, 2005, First Federal Savings and Loan Association of Hazard (“First Federal of Hazard” or the “Association”) completed a Plan of Reorganization (the “Plan” or the “Reorganization”) pursuant to which the Association reorganized into the mutual holding company form of ownership with the incorporation of a stock holding company, Kentucky First Federal Bancorp (the “Company”) as parent of the Association. Coincident with the Reorganization, the Association converted to the stock form of ownership, followed by the issuance of all the Association’s outstanding stock to Kentucky First Federal Bancorp. Completion of the Plan of Reorganization culminated with Kentucky First Federal Bancorp issuing 4,727,938 common shares, or 55% of its common shares, to First Federal Mutual Holding Company (“First Federal MHC”), a federally chartered mutual holding company, with 2,127,572 common shares, or 24.8% of its shares offered for sale at $10.00 per share to the public and a newly formed Employee Stock Ownership Plan (“ESOP”). The Company received net cash proceeds of $16.1 million from the public sale of its common shares. The Company’s remaining 1,740,554 common shares were issued as part of the $31.4 million cash and stock consideration paid for 100% of the common shares of Frankfort First Bancorp (“Frankfort First”) and its wholly-owned subsidiary, First Federal Savings Bank of Kentucky (“First Federal of Kentucky”). The acquisition was accounted for using the purchase method of accounting and resulted in the recordation of goodwill and other intangible assets totaling $15.4 million.

1.	Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2016, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2015 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2015 filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Kentucky (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications - Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no impact on prior years’ net income or shareholders’ equity.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

2.	Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
(in thousands)	2016	2015	2016	2015
Net income allocated to common shareholders, basic and diluted	$1,120	$1,534	$178	$539

	Nine months ended March 31,		Three months ended March 31,
	2016	2015	2016	2015
Weighted average common shares outstanding, basic and diluted	8,321,890	8,360,824	8,326,593	8,317,518

There were 189,322 and 309,800 weighted stock option shares outstanding for the nine-month periods ended March 31, 2016 and 2015, respectively. There were no stock option shares outstanding for the three-month period ended March 31, 2016, because all of the options previously granted expired on December 13, 2015. There were 309,800 weighted stock option shares outstanding for the three-month period ended March 31, 2015. The stock option shares outstanding were antidilutive for the nine-month periods ended March 31, 2016 and 2015, as well as the three-month period ended March 31, 2015.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

3.	Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2016 and June 30, 2015, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2016
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$87	$3	$—	$90
FHLMC stock	8	30	—	38
	$95	$33	$—	$128

Held-to-maturity Securities
Agency mortgage-backed: residential	$2,204	$72	$—	$2,276
Agency bonds	2,547	2	—	2,549
	$4,751	$74	$—	$4,825

			June 30, 2015
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$94	$2	$—	$96
FHLMC stock	8	55	—	63
	$102	$57	$—	$159

Held-to-maturity Securities
Agency mortgage-backed: residential	$2,821	$112	$2	$2,931
Agency bonds	3,602	2	1	3,603
	$6,423	$114	$3	$6,534

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

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

	March 31, 2016
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$2,024	$2,025
One to five years	523	524
Mortgage-backed	2,204	2,276
	$4,751	$4,825

Our pledged securities totaled $2.2 million at both March 31, 2016, and June 30, 2015.

There were no sales of investment securities during the nine month periods ended March 31, 2016 and 2015.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

4.	Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2016	2015

Residential real estate
One- to four-family	$189,402	$191,721
Multi-family	15,908	16,621
Construction	1,889	3,780
Land	1,318	2,021
Farm	1,317	1,567
Nonresidential real estate	25,429	22,118
Commercial nonmortgage	2,676	1,782
Consumer and other:
Loans on deposits	1,901	2,262
Home equity	5,626	5,477
Automobile	71	73
Unsecured	434	605
	245,971	248,027

Undisbursed portion of loans in process	(5,446)	(2,753)
Deferred loan origination costs	112	109
Allowance for loan losses	(1,573)	(1,568)
	$239,064	$243,815

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,059	$(190)	$(17)	$11	$863
Multi-family	94	102	—	—	196
Construction	21	(14)	—	—	7
Land	7	(3)			4
Farm	9	(5)	—	—	4
Nonresidential real estate	121	123	—	—	244
Commercial nonmortgage	10	(1)	—	—	9
Consumer and other:
Loans on deposits	13	(6)	—	—	7
Home equity	31	(11)	—	—	20
Automobile	—	—	—	—	—
Unsecured	3	(1)	—	—	2
Unallocated	200	17	—	—	217
Totals	$1,568	$11	$(17)	$11	$1,573

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,045	$(187)	$(4)	$9	$863
Multi-family	96	100	—	—	196
Construction	14	(7)	—	—	7
Land	8	(4)	—	—	4
Farm	9	(5)	—	—	4
Nonresidential real estate	143	101	—	—	244
Commercial nonmortgage	10	(1)	—	—	9
Consumer and other:
Loans on deposits	11	(4)	—	—	7
Home equity	30	(10)	—	—	20
Automobile	—	—	—	—	—
Unsecured	2	—	—	—	2
Unallocated	200	17	—	—	217
Totals	$1,568	$—	$(4)	$9	$1.573

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2015:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,003	$254	$(202)	$20	$1,075
Multi-family	73	21	—	—	94
Construction	11	6	—	—	17
Land	10	1			11
Farm	9	2	—	—	11
Nonresidential real estate	112	14	—	—	126
Commercial nonmortgage	11	(1)	—	—	10
Consumer and other:
Loans on deposits	13	2	—	—	15
Home equity	28	4	—	—	32
Automobile	—	—	—	—	—
Unsecured	3	(1)	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,473	$302	$(202)	$20	$1,593

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2015:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,086	$13	$(37)	$13	$1,075
Multi-family	80	14	—	—	94
Construction	7	10	—	—	17
Land	13	(2)	—	—	11
Farm	9	2	—	—	11
Nonresidential real estate	123	3	—	—	126
Commercial nonmortgage	12	(2)	—	—	10
Consumer and other:
Loans on deposits	15	—	—	—	15
Home equity	32	—	—	—	32
Autombile	—	—	—	—	—
Unsecured	4	(2)	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,581	$36	$(37)	$13	$1.593

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2016. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

March 31, 2016:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,260	$2,109	$5,369	$—	$—	$—
Land	—	132	132	—	—	—
Nonresidential real estate	—	150	150	—	—	—
	3,260	2,391	5,651	—	—	—

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$184,033	$863	$—	$863
Multi-family			15,908	196	—	196
Construction			1,889	7	—	7
Land			1,186	4	—	4
Farm			1,317	4	—	4
Nonresidential real estate			25,279	244	—	244
Commercial nonmortgage			2,676	9	—	9
Consumer and other:
Loans on deposits			1,901	7	—	7
Home equity			5,626	20	—	20
Automobile			71	—	—	—
Unsecured			434	2	—	2
Unallocated			—	—	217	217
			240,320	1,356	217	1,573
			$245,971	$1,356	$217	$1,573

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

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
Consumer and other:
Loans on deposits			2,262	13	—	13
Home equity			5,449	31	—	31
Automobile			73	—	—	—
Unsecured			587	3	—	3
Unallocated			—	—	200	200
			242,049	1,368	200	1,568
			$248,027	$1,368	$200	$1,568

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31, 2016 and 2015:

March 31, 2016:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,260	$—	$3,081	$7	$7
Purchased credit-impaired loans	2,391	—	2,833	53	53
	5,651	—	5,914	60	60
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,651	$—	$5,914	$60	$60

March 31, 2015:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$1,658	$—	$1,516	$26	$26
Purchased credit-impaired loans	3,426	—	3,552	191	83
	5,084	—	5,068	217	109
With an allowance recorded:
One- to four-family	67	8	104	4	4
	$5,151	$8	$5,172	$221	$113

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2016 and 2015:

March 31, 2016:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,260	$—	$3,127	$2	$2
Purchased credit-impaired loans	2,391	—	2,439	19	19
	5,651	—	5,566	21	21
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,651	$—	$5,566	$21	$21

March 31, 2015:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$1,658	$—	$1,332	$26	$26
Purchased credit-impaired loans	3,426	—	3,468	116	65
	5,084	—	4,800	142	91
With an allowance recorded:
One- to four-family	67	8	73	4	4
	$5,151	$8	$4,873	$146	$95

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

(unaudited)

4.	Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2016, and June 30, 2015:

	March 31, 2016		June 30, 2015
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$4,666	$1,651	$4,331	$1,745
Nonresidential real estate and land	171	130	410	—
Consumer	7	—	26	—
	$4,844	$1,781	$4,767	$1,745

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At March 31, 2016 and June 30, 2015, the Company had $1.6 million and $1.9 million of loans classified as TDRs, respectively. Of the TDRs at March 31, 2016, approximately 31.9% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

The following table presents TDR’s by loan type at March 31, 2016 and June 30, 2015, and their performance, by modification type:

(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

March 31, 2016
Residential Real Estate:
1-4 Family	34	$1,858	$1,572	$1,053	$519

June 30, 2015
Residential Real Estate:
1-4 Family	38	$2,110	$1,851	$1,710	$141

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

(unaudited)

4.	Loans receivable (continued)

There was one TDR loan modification which totaled $3,000 for the nine month period ended March 31, 2016. There were no TDR loan modifications for the three month period ended March 31, 2016. There was one TDR loan modification totaling $20,000 for the nine- and three-month periods ended March 31, 2015, which resulted in extension of the term of the loan with no additional principal or change in interest rate. The following table summarizes TDR loan modifications that occured during the nine months ended March 31, 2016, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Nine months ended March 31, 2016
Residential real estate:
Extension of loan term	$3	$—	$3

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of March 31, 2016, or at June 30, 2015. The Company had no commitments to lend on loans classified as TDRs at March 31, 2016 or June 30, 2015.

There were no TDRs that defaulted during the nine- or three- month periods ended March 31, 2016 or 2015.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2016, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,067	$3,602	$7,669	$181,733	$189,402
Multi-family	—	—	—	15,908	15,908
Construction	8	—	8	1,881	1,889
Land	—	—	—	1,318	1,318
Farm	—	—	—	1,317	1,317
Nonresidential real estate	—	280	280	25,149	25,429
Commercial non-mortgage	—	—	—	2,676	2,676
Consumer and other:
Loans on deposits	—	—	—	1,901	1,901
Home equity	19	27	46	5,580	5,626
Automobile	—	—	—	71	71
Unsecured	—	—	—	434	434
Total	$4,094	$3,909	$8,003	$237,968	$245,971

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2015, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,129	$3,233	$8,362	$183,359	$191,721
Multi-family	—	—	—	16,621	16,621
Construction	—	—	—	3,780	3,780
Land	344	262	606	1,415	2,021
Farm	—	—	—	1,567	1,567
Nonresidential real estate	142	388	530	21,588	22,118
Commercial nonmortgage	—	—	—	1,782	1,782
Consumer and other:
Loans on deposits	—	—	—	2,262	2,262
Home equity	20	—	20	5,457	5,477
Automobile	—	—	—	73	73
Unsecured	13	18	31	574	605
Total	$5,648	$3,901	$9,549	$238,478	$248,027

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2016

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$7,367	$12,155	$—	$169,880
Multi-family	15,566	—	342	—	—
Construction	1,889	—	—	—	—
Land	1,185	—	133	—	—
Farm	1,317	—	—	—	—
Nonresidential real estate	24,363	895	171	—	—
Commercial nonmortgage	2,644	32	—	—	—
Consumer:
Loans on deposits	1,901	—	—	—	—
Home equity	5,619	—	7	—	—
Automobile	71	—	—	—	—
Unsecured	434	—	—	—	—
	$54,989	$8,294	$12,808	$—	$169,880

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $472,000 and $616,000 at March 31, 2016 and June 30, 2015, respectively, is as follows:

(in thousands)	March 31, 2016	June 30, 2015

One- to four-family residential real estate	$2,109	$2,565
Land	132	381
Nonresidential real estate	150	526
Commercial nonmortgage	—	—
Outstanding balance	$2,391	$3,472

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

4.	Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended March 31, 2016	Nine months ended March 31, 2016	Twelve months ended June 30, 2015

Balance at beginning of period	$1,072	$1,021	$1,478
Accretion of income	(38)	(116)	(457)
Reclassifications from nonaccretable difference	2	151	—
Disposals	(17)	(37)	—
Balance at end of period	$1,019	$1,019	$1,021

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2015, nor for the nine- or three-month periods ended March 31, 2016. Neither were any allowance for loan losses reversed during those periods.

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

March 31, 2016

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2016
Agency mortgage-backed: residential	$90	$—	$90	$—
FHLMC stock	38	—	38	—
	$128	$—	$128	$—
June 30, 2015
Agency mortgage-backed: residential	$96	$—	$96	$—
FHLMC stock	63	—	63	—
	$159	$—	$159	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2016
Other real estate owned, net
One- to four-family	$835	—	—	$835
Land	79	—	—	79

June 30, 2015
Other real estate owned, net
One- to four-family	$525	—	—	$525
Land	15	—	—	15

There were no impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at March 31, 2016, and June 30, 2015. There was no specific provision made for the nine month periods ended March 31, 2016 or 2015.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $914,000 and $540,000 at March 31, 2016 and June 30, 2015, respectively. Other real estate owned was written down $150,000 and $27,000 during the nine months ended March 31, 2016 and 2015, respectively.

Other real estate was written down $111,000 and $13,000 during the three months ended March 31, 2016 and 2015, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2016 and June 30, 2015:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
March 31, 2016	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$835	Sales comparison approach	Adjustments for differences between comparable sales	-28.4% to 17.4% (1.3%)
Land	$79	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.4%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2015	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$525	Sales comparison approach	Adjustments for differences between comparable sales	1.5% to 11.7% (2.9%)
Land	$15	Sales comparison approach	Adjustments for differences between comparable sales	20.2% to 38.9% (20.8%)

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

March 31, 2016

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at March 31, 2016 and June 30, 2015:

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at March 31, 2016 and June 30, 2015, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2016 and June 30, 2015 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2016 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$17,567	$17,567			$17,567
Available-for-sale securities	128		$128		128
Held-to-maturity securities	4,751		4,825		4,825
Loans held for sale	—		—		—
Loans receivable - net	239,064			243,038	243,038
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	690		23	667	690

Financial liabilities
Deposits	$190,401	$82,908	$107,498		190,406
Federal Home Loan Bank advances	33,792		34,112		34,112
Advances by borrowers for taxes and insurance	486		486		486
Accrued interest payable	30		30		30

		Fair Value Measurements at
	Carrying	June 30, 2015 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,635	$13,635			$13,635
Available-for-sale securities	159		$159		159
Held-to-maturity securities	6,423		6,534		6,534
Loans held for sale	100		101		101
Loans receivable – net	243,815			$248,265	248,265
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	725		27	698	725

Financial liabilities
Deposits	$199,701	$83,603	$116,304		$199,907
Federal Home Loan Bank advances	26,635		27,265		27,265
Advances by borrowers for taxes and insurance	699		699		699
Accrued interest payable	32		32		32

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2016

(unaudited)

6.	Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at June 30, 2015	Current Year Change	Balance at March 31, 2016

Unrealized gains (losses) on available-for-sale securities	$38	$(16)	$22

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended March 31,
(in thousands)	2016	2015

Unrealized holding gains (losses) on available-for-sale securities	$(24)	$(45)
Tax effect	(8)	(15)
Net-of-tax amount	$(16)	$(30)

	Three months ended March 31,
(in thousands)	2016	2015

Unrealized holding gains (losses) on available-for-sale securities	$(8)	$6
Tax effect	(3)	2
Net-of-tax amount	$(5)	$4

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

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2016			2015
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$245,362	$8,542	4.64%	$246,297	$9,093	4.92%
Mortgage-backed securities	2,582	73	3.77	3,529	84	3.17
Other securities	3,951	17	0.57	5,814	19	0.44
Other interest-earning assets	16,954	195	1.53	13,974	195	1.86
Total interest-earning assets	268,849	8,827	4.38	269,614	9,391	4.64

Less: Allowance for loan losses	(1,568)			(1,513)
Non-interest-earning assets	30,126			29,490
Total assets	$297,407			$297,591

Interest-bearing liabilities:
Demand deposits	$6,511	$19	0.39%	$16,296	$23	0.19%
Savings	74,156	195	0.35	58,815	177	0.40
Certificates of deposit	110,958	591	0.71	129,991	698	0.72
Total deposits	191,625	805	0.56	205,102	898	0.58
Borrowings	32,234	228	0.94	18,960	180	1.27
Total interest-bearing liabilities	223,859	1,033	0.62	224,062	1,078	0.64

Noninterest-Bearing demand deposits	3,752			4,154
Noninterest-bearing liabilities	2,522			2,117
Total liabilities	230,133			230,333

Shareholders’ equity	67,274			67,258
Total liabilities and shareholders’ equity	$297,407			$297,591
Net interest income/average yield		$7,794	3.76%		$8,313	4.00%
Net interest margin			3.87%			4.11%
Average interest-earning assets to average interest-bearing liabilities			120.10%			120.33%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended March 31, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2016			2015
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [2]	$243,726	$2,756	4.52%	$245,935	$3,038	4.94%
Mortgage-backed securities	2,377	29	4.88	3,277	27	3.30
Other securities	5,020	7	0.56	6,038	6	0.40
Other interest-earning assets	18,757	66	1.41	13,070	65	1.99
Total interest-earning assets	269,880	2,858	4.23	268,320	3,136	4.68

Less: Allowance for loan losses	(1,568)			(1,281)
Non-interest-earning assets	31,441			29,785
Total assets	$299,753			$296,824

Interest-bearing liabilities:
Demand deposits	$8,179	$5	0.25%	$16,185	$7	0.17%
Savings	71,795	65	0.36	59,228	59	0.40
Certificates of deposit	108,452	187	0.69	124,467	246	0.79
Total deposits	188,426	257	0.55	199,880	312	0.62
Borrowings	37,283	84	0.90	23,637	61	1.03
Total interest-bearing liabilities	225,709	341	0.60	223,517	373	0.67

Noninterest-bearing demand deposits	3,704			4,306
Noninterest-bearing liabilities	2,285			1,759
Total liabilities	231,698			229,582

Shareholders’ equity	68,055			67,242
Total liabilities and shareholders’ equity	$299,753			$296,824
Net interest income/average yield		$2,517	3.63%		$2,763	4.01%
Net interest margin			3.73%			4.12%
Average interest-earning assets to average interest-bearing liabilities			119.57%			120.05%

2 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to March 31, 2016

Assets: At March 31, 2016, the Company’s assets totaled $294.1 million, a decrease of $2.2 million, or 0.8%, from total assets at June 30, 2015. This decrease was attributed primarily to a decrease in loans and investment securities.

Cash and cash equivalents: Cash and cash equivalents increased by $3.9 million or 28.8% to $17.6 million at March 31, 2016, as the Company has begun to invest some of the excess cash in First Federal of Hazard.

Securities: At March 31, 2016 and 2015 our securities portfolio consisted of agency bonds, mortgage-backed securities and FHLMC stock. Investment securities totaled $4.9 million at March 31, 2016, compared to $6.6 million at June 30, 2015, a decrease of $1.7 million or 25.9% due to scheduled maturities of agency bonds and principal repayments received on mortgage-backed securities.

Loans: Loans receivable, net, decreased by $4.8 million or 1.9% to $239.1 million at March 31, 2016. During the period gross loans decreased $2.1 million or 0.8% to $246.0 million, while undisbursed portion of loans in process increased $2.7 million or 97.8% to $5.4 million. One- to four-family residential loans and construction loans decreased $2.3 million or 1.2% and $1.9 million or 50.0%, respectively during the period, while nonresidential real estate loans increased $3.3 million or 15.0%. Construction loans typically have building periods that range from four to twelve months and management expects that most of the Company’s construction loans will be fully disbursed within the next six months. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. However, our local markets have not fully recovered from the downturn in the housing markets and we have not yet seen a sustained increase in demand for home loans.

Non-Performing Loans:  At March 31, 2016, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.6 million, or 2.7% of total loans (including loans purchased in the acquisition), compared to $6.5 million or 2.7%, of total loans at June 30, 2015.  The Company’s allowance for loan losses totaled $1.6 million at March 31, 2016, and June 30, 2015, respectively. The allowance for loan losses at March 31, 2016, represented 23.7% of nonperforming loans and 0.64% of total loans (including loans purchased in the acquisition), while at June 30, 2015, the allowance represented 24.1% of nonperforming loans and 0.63% of total loans.

Assets classified as substandard for regulatory purposes totaled $14.0 million at March 31, 2016, an increase of $1.4 million or 10.8% compared to June 30, 2015, and was comprised of loans ($12.8 million) and real estate owned (“REO”) ($1.2 million), including loans acquired in the CKF Bancorp transaction. Substandard loans increased $1.8 million during the nine months just ended, while REO decreased $397,000.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to March 31, 2016 (continued)

Classified loans as a percentage of total loans (including loans acquired) were 5.2% and 4.5% at March 31, 2016 and June 30, 2015, respectively. Of substandard loans, 99.8% were secured by real estate on which the Banks have priority lien position. The increase in substandard loans from June 30, 2015, was primarily associated with residential rental properties, while decreases occurred in loan classifications for commercial properties and land. One- to four-family and multi-family residential rental loans accounted for approximately $2.4 million of the increase in classified loans, while upgrades and/or payoffs resulted in decreases of $724,000 and $618,000 in land loans and commercial loans, respectively during the nine month period. The increase in substandard loans was attributed to a relatively few large borrowers whose financial positions have developed some weakness according to the Company’s analysis of their cash flow, although no serious delinquencies have developed. These loans are secured by one- to four-family residential rental properties and to a lesser degree multi-family residential rental properties and management considers these credits generally well-secured. In addition there has also been an increase of approximately $720,000 among single-family owner-occupied properties in the Hazard area, which is due to difficult economic circumstances. Those classifications are most often the result of delinquency.

REO decreased $397,000 or 24.9% to $1.2 million at March 31, 2016, as the Company continued working through properties taken back pursuant to foreclosure action.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2016	June 30, 2015

Substandard assets	$14,004	$12,639
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$14,004	$12,639

At March 31, 2016, the Company’s real estate acquired through foreclosure represented 8.5% of substandard assets compared to 12.6% at June 30, 2015. During the nine months ended March 31, 2016, the Company sold property with a carrying value of $762,000 for $812,000, while during the year ended June 30, 2015, property with a carrying value of $590,000 was sold for $702,000. During the nine months ended March 31, 2016, the Company made $534,000 in loans to facilitate the purchase of its other real estate owned by qualified borrowers, while in the fiscal year ended June 30, 2015, $424,000 in loans to facilitate an exchange were made. The Company defers recognition of any gain on loans to facilitate an exchange until the proper time in the future. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $271,000 and $292,000 at March 31, 2016 and June 30, 2015, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to March 31, 2016 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2016		June 30, 2015
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	11	$1,114	15	$1,440
Building lot	3	82	5	153
Total REO	14	$1,196	20	$1,593

At March 31, 2016, and June 30, 2015, the Company had $8.3 million and $8.1 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. The primary reason for this increase was related to two larger borrowers who each experienced some weakness in cash flow, but had no delinquency and their loans were well secured by real estate.

Liabilities: At March 31, 2016, the Company’s liabilities totaled $226.6 million, a decrease of $2.4 million, or 1.0%, from total liabilities at June 30, 2015. The decrease in liabilities was attributed primarily to a decrease of $9.3 million or 4.7% in deposits which totaled $190.4 million at March 31, 2016, and was partially offset by an increase of $7.2 million or 26.9% in FHLB advances compared to June 30, 2015. Deposit customers continue seeking higher yields on their funds after growing impatient in the current low-rate environment and some are turning to non-insured investments. As deposits have continued to decrease, we have utilized short-term FHLB advances as replacement funding.

Shareholders’ Equity: At March 31, 2016, the Company’s shareholders’ equity totaled $67.4 million, an increase of $134,000 or 0.2% from the June 30, 2015 total. The change in shareholders equity was chiefly associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2015 to March 31, 2016 (continued)

The Company paid dividends of $1.1 million or 98.9% of net income for the nine month period just ended. On July 7, 2015, the members of First Federal MHC for the fourth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that there was no objection to a waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2016. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2015 for additional discussion regarding dividends.

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2016 and 2015

General

Net income totaled $1.1 million for the nine months ended March 31, 2016, a decrease of $414,000 or 27.0% from net income of $1.5 million for the same period in 2015. The decrease in net earnings for the recently-ended nine-month period was primarily attributable to lower net interest income, higher non-interest expense, and lower non-interest income, while partially offset by lower provision for loan losses.

Net Interest Income

Net interest income after provision for loan losses decreased $228,000 or 2.8% and totaled $7.8 million and $8.0 million for the nine months ended March 31, 2016 and 2015, respectively. Provision for loan losses decreased by $291,000 or 96.3% to $11,000 for the nine month period just ended compared to $302,000 for the prior year period. Interest income decreased $564,000 or 6.0%, to $8.8 million, while interest expense decreased $45,000 or 4.2% to $1.0 million for the nine months ended March 31, 2016, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $551,000 or 6.1% to $8.5 million, due primarily to a decrease in the average rate earned on the loan portfolio as borrowers modified their loans to lower interest rates currently offered by the Banks and new loans were originated at those lower rates. The average rate earned on loans outstanding decreased 28 basis points to 4.64% for the nine month period just ended, while the average balance of loans outstanding decreased $935,000 to $245.4 million. Interest income on mortgage-backed residential securities (“MBS”) decreased $11,000 or 13.1% to $73,000 for the nine months ended March 31, 2016, as the average balance decreased $947,000 or 26.8% to $2.6 million for the recently ended period, while the average rate earned increased 60 basis points to 3.77% compared to the period a year ago. Interest income on other securities, primarily composed of agency bonds, totaled $17,000 during the recent nine month period, compared to $19,000 for the prior year period. The average balance of other investment securities was $4.0 million for the nine month period just ended and the average rate earned on those securities was 57 basis points.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2016 and 2015 (continued)

Net Interest Income (continued)

Interest income on interest-bearing deposits and other was unchanged for the period just ended compared to the prior year period.

Interest expense on deposits decreased $93,000 or 10.4% to $805,000 for the nine month period ended March 31, 2016, due primarily to a decrease in the average balance of deposits outstanding. Average deposits outstanding decreased $13.5 million or 6.6% to $191.6 million for the recently ended nine month period, while the average rate paid on deposits decreased 2 basis points to 56 basis points for the current year period. Interest expense on borrowings increased $48,000 or 26.7% to $228,000 for the nine month period ended March 31, 2016, compared to the prior year period. The increase in interest expense on borrowings was attributed to a higher average balance outstanding as the average balance outstanding increased $13.3 million or 70.0% to $32.2 million, while the average rate paid on borrowings decreased 33 basis points to 94 basis points for the recently ended period.

Net interest margin decreased from 4.11% for the prior year period to 3.87% for the nine months ended March 31, 2016, primarily due to a decrease in rates earned on loans. In the current low interest rate environment the Company seeks to retain loans by allowing borrowers to modify their existing loans to prevailing interest rates. In addition to lower rates earned on loan modifications, the Company’s new loan production also carries lower interest rates. Because of the length of time that the interest rate cycle has remained low, most of the Company’s interest-bearing liabilities have already repriced lower, which prevents further reductions in interest expense. Although the loan portfolio is heavily weighted toward adjustable rate loan products, the loans are not expected to produce quick results when interest rates begin to rise. Therefore, the Company anticipates continued downward pressure on its net interest margin if the low interest rate environment continues.

Provision for Losses on Loans

The Company recorded $11,000 in provision for losses on loans during the nine months ended March 31, 2016, compared to a provision of $302,000 for the nine months ended March 31, 2015. The decreased provision was primarily due to improving asset quality, reduced loan charge-offs, some loan recoveries and slightly declining loan balances. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $221,000 for the nine months ended March 31, 2016, a decrease of $175,000 or 44.2% from the same period in 2015. The decrease in non-interest income was primarily attributable to items associated with REO, as the Company recorded valuation adjustments totaling $150,000 or $123,000 higher in the recently ended period compared to the prior year period and net gain on sales of REO of $52,000, which totaled $72,000 lower than the prior year gain. Somewhat offsetting the decrease in non-interest income from REO activities was an increase in net gains on sales of loans, which totaled $41,000 for the nine month period ended March 31, 2016, an increase of $13,000 or 46.4% compared to the 2015 period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2016 and 2015 (continued)

Non-interest Expense

Non-interest expense totaled $6.5 million and $6.1 million for the nine months ended March 31, 2016 and 2015, respectively, an increase of $356,000 or 5.8% period to period. The increase was primarily related to higher costs associated with employee compensation and benefits and an increase in other non-interest expense, while being somewhat offset by decreases in foreclosure and REO expenses as well as data processing and outside service fees. Employee compensation and benefits totaled $4.1 million for the nine months ended March 31, 2016, an increase of $384,000 or 10.4% over the prior year period due primarily to expenses associated with the Company’s defined benefit (“DB”) pension plan. Plan expenses totaled $557,000 during the nine-month period just ended compared to $226,000 in the nine-month period a year ago, an increase of $331,000 or 146.5%. In the previous fiscal year plan expenses for the DB plan were reduced because of sufficient funding levels, while acknowledging that additional expenses would be incurred in the current fiscal year. Management expects to reduce the DB expense levels for the next three months as it seeks to combine the plans of the banks into a single plan. Funding levels for both DB plans remain satisfactory in management’s opinion, while management continues its plans to realign its compensation practices. Other non-interest expenses increased $118,000 or 16.9% and totaled $815,000 for the recently ended period, primarily due to the Company’s promotional activities and communications costs. Along with newly-acquired facilities, the Company is currently promoting its lending and deposit services through media advertising and rebranding. First Federal of Hazard began occupying its newly-acquired main office during the quarter just ended, while First Federal of Kentucky began operating in its newly-acquired east Frankfort branch facility during the second quarter of this fiscal year. Advertising and communications expenses increased $46,000 or 61.6% and $34,000 or 49.1%, respectively from year to year. Advertising and rebranding expenses totaled $120,000 for the nine month period just ended compared to $74,000 in the prior year period, while telephone/communications expense totaled $103,000 compared to $69,000 in the last year period. Foreclosure and REO expenses totaled $73,000, a decrease of $82,000 or 52.9% for the nine months ended March 31, 2016, as the Company continued to work through its REO process. Data processing expense totaled $290,000, a decrease of $37,000 or 11.3%, for the recently ended nine month period compared to the prior year period. Outside service fees decreased $32,000 or 20.9% to $121,000 for the recently ended period.

Federal Income Tax Expense

Federal income taxes expense totaled $411,000 for the nine months ended March 31, 2016, compared to $756,000 in the prior year period primarily due to lower income but also due to the reversal of a FIN 48 reserve related to a previously received federal tax refund. The effective tax rates were 26.9% and 33.0% for the nine month periods ended March 31, 2016 and 2015, respectively.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2016 and 2015

General

Net income totaled $178,000 for the three months ended March 31, 2016, a decrease of $361,000 or 67.0% from net income of $539,000 for the same period in 2015, primarily due to lower net interest income, higher non-interest expense and lower non-interest income, while partially offset by lower provision for loan losses.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended March 31, 2016 and 2015

(continued)

Net Interest Income

Net interest income decreased $246,000 or 8.9% to $2.5 million for the three month period ended March 31, 2016, while net interest income after provision for loan loss decreased $210,000 or 7.7% to $2.5 million. There was no provision for losses on loans in the recently-ended quarter compared to a provision of $36,000 in the prior year period. Interest income decreased by $278,000, or 8.9%, to $2.9 million, while interest expense decreased $32,000 or 8.6% to $341,000 for the three months ended March 31, 2016, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $282,000 or 9.3% to $2.8 million, due primarily to a decrease in the average rate earned on the loan portfolio as borrowers modified their loans to lower interest rates currently offered by the Banks and new loans were originated at those lower rates. The average rate earned on the loan portfolio decreased 42 basis points to 4.52% for the three month period ended March 31, 2016, while the average balance of the loan portfolio decreased $2.2 million or 0.9% to $243.7 million. Interest income on other interest-bearing investments increased only slightly from the prior year period to the recently ended quarterly period.

Interest expense on deposits decreased $55,000 or 17.7% to $257,000 for the three month period ended March 31, 2016, while interest expense on borrowings increased $23,000 or 37.7% to $84,000 for the same period. The decrease in interest expense on deposits was attributed to both a decrease in the average balance of deposits and to a decrease in the average rate paid on deposits. The average balance of deposits decreased $11.5 million or 5.7% to $188.4 million for the most recent period, while the average balance paid on deposits decreased 7 basis points to 55 basis points. The decrease in average deposits was attributed to rate-sensitive deposit customers withdrawing funds to seek additional yield as the historically low interest rate environment continues. The increase in interest expense on borrowings was attributed primarily to higher average outstanding balances, while the rate paid on amounts outstanding decreased period to period. The average balance of borrowings outstanding increased $13.6 million or 57.7% to $37.3 million for the recently ended three month period, while the average rate paid on borrowings decreased 13 basis points to 90 basis points for the most recent period.

Net interest margin decreased from 4.12% for the prior year quarterly period to 3.73% for the quarter ended March 31, 2016, as interest-earning assets reprice to lower interest rates. Borrowers are permitted to modify their existing loans to lower prevailing interest rates and new loan production also carries lower interest rates, while interest-bearing liabilities have already repriced to lower interest rates. Therefore, the Company anticipates continued downward pressure on its net interest margin if the lower interest rate environment continues.

Provision for Losses on Loans

The Company recorded no provision for losses on loans during the three months ended March 31, 2016, compared to a $36,000 provision for the three months ended March 31, 2015, primarily due to improving asset quality, reduced loan charge-offs, some loan recoveries and slightly declining loan balances. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled a $19,000 loss for the three months ended March 31, 2016, a decrease of $87,000 from the $68,000 income reported in same period in 2015, primarily due to valuation adjustments on REO. The Company wrote down $111,000 on its REO holdings during the recently ended quarter based on newly-acquired appraisals.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended March 31, 2016 and 2015

(continued)

Non-interest Expense

Non-interest expense totaled $2.2 million and $2.0 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $249,000 or 12.5% period to period. The increase was primarily related to higher costs associated with employee compensation and benefits and an increase in other non-interest expense. Employee compensation and benefits totaled $1.4 million for the three months ended March 31, 2016, an increase of $254,000 or 21.4% over the prior year period due primarily to expenses associated with the Company’s defined benefit (“DB”) pension plan. Plan expenses totaled $203,000 during the three-month period just ended compared to nil in the three-month period a year ago. Other non-interest expenses increased $102,000 or 57.9% and totaled $278,000 for the recently ended quarter, primarily due to the Company’s promotional activities and communications costs. Advertising and communications expenses increased $23,000 or 93.0% and $18,000 or 64.5%, respectively from year to year. Advertising and rebranding expenses totaled $49,000 for the three month period just ended compared to $25,000 in the prior year period, while telephone/communications expense totaled $45,000 compared to $27,000 in the last year period. Outside service fees totaled $30,000, a decrease of $36,000 or 54.5% for the three months ended March 31, 2016, while occupancy and equipment expense totaled $167,000, a decrease of $31,000 or 15.7%, for the recently ended three month period compared to the prior year period.

Federal Income Tax Expense

Federal income taxes expense totaled $81,000 for the three months ended March 31, 2016, compared to $266,000 in the prior year period, principally due to lower pre-tax income. The effective tax rates were 31.4% and 33.0% for the three-month periods ended March 31, 2016 and 2015, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2016, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2015.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)        The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2016.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

January 1-31, 2016	—	$—	—	60,323
February 1-29, 2016	—	$—	—	60,323
March 1-31, 2016	—	$—	—	60,323

(1)  On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

	3.1[1]	Charter of Kentucky First Federal Bancorp
	3.2[1]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
	4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
	31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
	32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
	101.0	The following materials from Kentucky Firt Federal Bancorp’s Quarterly Report

On Form 10-Q for the quarter ended March 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)      Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 16, 2016	By:	/s/Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 16, 2016	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

