Form 10-K
period 2016-06-30
Kentucky First Federal Bancorp
filed 2016-09-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2016

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number   0-51176

          KENTUCKY FIRST FEDERAL BANCORP

(Exact Name of Registrant as Specified in Its Charter)

United States	61-1484858
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

655 Main Street, Hazard, Kentucky	41702
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code:      (502) 223-1638

Securities registered pursuant to Section 12(b) of the Act:

Common Stock (par value $0.01 per share)	The Nasdaq Stock Market, LLC
(Title of each class)	(Name of each exchange on which registered)

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
(Do not check if smaller reporting company)

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by nonaffiliates was $29.9 million as of December 31, 2015.

Number of shares of common stock outstanding as of September 18, 2016: 8,439,515

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.       Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2016. (Part II)

2.       Portions of Proxy Statement for the 2016 Annual Meeting of Stockholders. (Part III)

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

General

References in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Kentucky First, and where appropriate, collectively to Kentucky First, First Federal of Hazard and First Federal of Kentucky.

Kentucky First Federal Bancorp. Kentucky First Federal Bancorp (“Kentucky First” or the “Company”) was incorporated as a mid-tier holding company under the laws of the United States on March 2, 2005 upon the completion of the reorganization of First Federal Savings and Loan Association of Hazard (“First Federal of Hazard”) into a federal mutual holding company form of organization (the “Reorganization”). On that date, Kentucky First also completed its minority stock offering and its concurrent acquisition of Frankfort First Bancorp, Inc. (“Frankfort First Bancorp”) and its wholly owned subsidiary First Federal Savings Bank of Kentucky, Frankfort, Kentucky (“First Federal of Kentucky”) (the “Merger”). Following the Reorganization and Merger, the Company has operated First Federal of Hazard and First Federal of Kentucky (collectively, the “Banks”) as two independent, community-oriented savings institutions.

On December 31, 2012, Kentucky First acquired CFK Bancorp, Inc., the savings and loan holding company for Central Kentucky Federal Savings Bank, a federally chartered savings bank located in Danville, Kentucky. Central Kentucky Federal Savings Bank was merged into First Federal of Kentucky and now operates as a division of First Federal of Kentucky under the name “Central Kentucky Federal Savings Bank” through its two offices in Danville, Kentucky and its Lancaster, Kentucky branch. With the acquisition, the Company expanded its customer base in the central Kentucky area with an institution that shared its community banking orientation and thrift heritage and enjoyed a favorable reputation within the new Danville-Lancaster market area.

Kentucky First’s and First Federal of Hazard’s executive offices are located at 655 Main Street, Hazard, Kentucky, 41702 and the telephone number for investor relations is (888) 818-3372.

At June 30, 2016, Kentucky First had total assets of $291.9 million, deposits of $188.6 million and stockholders’ equity of $67.5 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

First Federal of Hazard and First Federal of Kentucky are subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency and their savings deposits are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Both of the Banks are members of the Federal Home Loan Bank of Cincinnati, which is one of the 12 regional banks in the FHLB System. See “Regulation and Supervision.”

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2016, First Federal of Hazard had total assets of $72.3 million, net loans of $53.8 million, total mortgage-backed and other securities of $975,000, deposits of $51.5 million and total capital of $18.0 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2016, First Federal of Kentucky had total assets of $228.7 million, net loans of $184.7 million, total mortgage-backed and other securities of $3.2 million, deposits of $150.0 million and total capital of $45.0 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, per capita personal income in Perry County averaged $34,578in 2014, compared to personal income of $39,000 in Kentucky and $47,669 in the United States. Total population in Perry County has remained stable over the last five years at approximately 29,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the trade, transportation and utilities industry (18.2%), the mining industry (17.3%), and the services sector, including health care (15.4%). During the last five years, the unemployment rate has been higher than most regions, and in June 2016, was 10.5%, compared to 5.4% in Kentucky and 4.9% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 50,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is government, which employs about 36.3% of the workforce followed by the services sector and the trade, transportation and utilities sector, which employ about 29.4% and 10.7% of the workforce, respectively. Despite this large, relatively stable source of employment, the unemployment rate was 4.3% for June 2016 after having experienced an unemployment rate which had ranged from 4.5 to 9.0% in prior years. The per capita income in Franklin County for 2014 averaged $37,875.

Boyle County has a population of approximately 29,000. The service sector, which employs about 42.9% of the work force, is the largest employer, while the trade, transportation and utilities sector is the next largest employer with approximately 20.3% of the workforce. Centre College is one of the larger employers in the community. The unemployment rate was 5.5% in June 2016, while the per capita income in Boyle County for 2014 averaged $33,163.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. As opportunities arise, we also offer loans secured by churches, commercial real estate, and multi-family real estate. We also offer loans secured by deposit accounts and, through First Federal of Kentucky, home equity loans. Substantially all of our loans are made within the Banks’ respective market areas.

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2016, residential mortgage loans totaled $204.5 million, or 83.5%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of First Federal of Kentucky’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2016, the Company’s loan portfolio included $155.8 million in adjustable-rate residential mortgage loans, or 76.2%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. At June 30, 2016, construction loans totaled $2.8 million, or 1.2%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2016, multi-family loans totaled $15.6 million, or 6.3%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes. At June 30, 2016, nonresidential totaled $27.1 million, or 11.1% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2016, commercial non-mortgage loans totaled $1.8 million, or 0.7%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2016, our consumer loan balance totaled $8.6 million, or 3.5%, of our total loan portfolio. Of the consumer loan balance at June 30, 2016, $6.2 million were home equity loans, $1.8 million were loans secured by savings deposits and $766,000 were automobile or unsecured loans.

Our home equity loans are made at First Federal of Kentucky and are made on the security of residential real estate and have terms of up to 15 years. Most of First Federal of Kentucky’s home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. First Federal of Kentucky does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. First Federal of Kentucky’s home equity loans require the monthly payment of 1.0% to 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. First Federal of Kentucky’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2016, the total outstanding home equity loans amounted to 2.5% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2016, loans on savings accounts totaled 0.7% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2016, totaled 0.3% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2016, $11.7 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management. First Federal of Hazard’s loan committee, consisting of its two senior officers, has authority to approve loans of up to $275,000. Loans above this amount and loans with non-standard terms such as longer repayment terms or high loan-to-value ratios, must be approved by our Board of Directors. First Federal of Kentucky’s loan approval process allows for various combinations of experienced bank officers to approve or deny loans which are one- to four-family properties totaling $350,000 or less, church loans of under $150,000, home equity lines of credit of $100,000 or less and loans to individuals whose aggregate borrowings with the Bank is less than $500,000. Loans that do not conform to these criteria must be submitted to the Board of Directors or Executive Committee composed of at least three directors, for approval.

It is the Company’s practice to record a lien on the real estate securing a loan. The Banks generally do not require title insurance, although it may be required for loans made in certain programs. The Banks do require fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area.

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2016, the regulatory limit on loans to one borrower was $2.8 million for First Federal of Hazard and $4.7 million for First Federal of Kentucky. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2016, no commitment losses were reflected in a separate liability.

First Federal of Kentucky offers construction loans in which the borrower obtains the loan for a short term, less than one year, and simultaneously extends a commitment for permanent financing. First Federal of Hazard offers a construction loan that is convertible to permanent financing, thus no additional commitment is made.

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

At June 30, 2016, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae, but acquired an equity position in Freddie Mac along with the acquisition of CKF Bancorp. At June 30, 2016, the carrying amount of our Freddie Mac stock was $53,000, which was also its estimated fair market value, while its cost basis was $8,000.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $3.1 million at June 30, 2016. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

Bank owned life insurance is not secured by any government agency nor are the policies’ asset values or death benefits secured specifically by tangible property. Great care was taken in selecting the insurance companies, and the bond ratings and financial condition of these companies are monitored on a quarterly basis. The failure of one of these companies could result in a significant loss to First Federal of Kentucky. Other risks include the possibility that the favorable tax treatment of the income could change, that the crediting rate will not be increased in a manner comparable to market interest rates, or that this type of plan will no longer be permitted by First Federal of Kentucky’s regulators. This asset is considered illiquid because, although First Federal of Kentucky may terminate the policies and receive the original premium plus all earnings, such an action would require the payment of federal income taxes on all earnings since the policies’ inception.

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

Deposit Accounts. The vast majority of our depositors are residents of the Banks’ respective market areas. Deposits are attracted from within our market areas through the offering of passbook savings and certificate accounts, and, at First Federal of Kentucky, checking accounts and individual retirement accounts (“IRAs”). We do not utilize brokered funds. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, asset liability management and customer preferences and concerns. We review our deposit mix and pricing on an ongoing basis as needed.

Borrowings. First Federal of Hazard and First Federal of Kentucky borrow from the FHLB-Cincinnati to supplement their supplies of investable funds and to meet deposit withdrawal requirements. The Federal Home Loan Bank functions as a central reserve bank providing credit for member financial institutions. As members, each Bank is required to own capital stock in the FHLB-Cincinnati and is authorized to apply for advances on the security of such stock and certain of our mortgage loans and other assets (principally securities which are obligations of, or guaranteed by, the United States), provided certain standards related to creditworthiness have been met. Advances are made under several different programs, each having its own interest rate and range of maturities. Depending on the program, limitations on the amount of advances are based either on a fixed percentage of an institution’s net worth or on the Federal Home Loan Bank’s assessment of the institution’s creditworthiness.

Subsidiary Activities

The Company has no other wholly owned subsidiaries other than First Federal of Hazard and Frankfort First Bancorp. Frankfort First Bancorp has one subsidiary, First Federal of Kentucky.

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2016, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $2.2 million and $6.9 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2015 (the most recent period for which information is available,) First Federal of Hazard had a deposit market share of 10.0% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) and 1st Trust Bank, Inc. had Perry County deposit market shares of 42.4%, 18.6% and 26.9%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2015, (the most recent period for which information is available,) First Federal of Kentucky had deposit market share of 9.4%, 10.9% and 17.0% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Farmers Capital Bank Corporation (Farmers Bank and Capital Trust Company) at a 34.0% market share in the three-county area, Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 17.8% and Whitaker Bank Corporation of Kentucky at 15.5%. Farmers Capital Bank Corporation, Boyle Bancorp, Inc., and Whitaker Bank Corporation had assets at June 30, 2016, of $1.8 billion, $472.8 million and $1.8 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($1.1 billion in assets) and the Kentucky Employees Credit Union ($74.4 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2016, we had 71 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

Regulation and Supervision

General. First Federal of Hazard and First Federal of Kentucky are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency, as their primary federal regulator, and the Federal Deposit Insurance Corporation, as insurer of deposits. First Federal of Hazard and First Federal of Kentucky are each members of the Federal Home Loan Bank System and their deposit accounts are insured up to applicable limits by the Deposit Insurance Fund managed by the Federal Deposit Insurance Corporation. First Federal of Hazard and First Federal of Kentucky must each file reports with the Office of the Comptroller of the Currency and the Federal Deposit Insurance Corporation concerning their activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the Office of the Comptroller of the Currency and, under certain circumstances, the Federal Deposit Insurance Corporation to evaluate First Federal of Hazard’s and First Federal of Kentucky’s safety and soundness and compliance with various regulatory requirements. This regulatory structure is intended primarily for the protection of the insurance fund and depositors. The Federal Reserve Board, the agency that regulates and supervises bank holding companies, now supervises and regulates Kentucky First Federal MHC. Kentucky First and First Federal MHC, as savings and loan holding companies, are required to file certain reports with, and are subject to examination by, and otherwise are required to comply with the rules and regulations of the Federal Reserve Board.

The Dodd-Frank Act made extensive changes in the regulation of federal savings banks such as First Federal of Hazard and First Federal of Kentucky. Under the Dodd-Frank Act, the Office of Thrift Supervision was eliminated and responsibility for the supervision and regulation of federal savings banks was transferred to the Office of the Comptroller of the Currency, the agency that is primarily responsible for the regulation and supervision of national banks, on July 21, 2011. The Office of the Comptroller of the Currency assumed responsibility for implementing and enforcing many of the laws and regulations applicable to federal savings banks. Additionally, the Dodd-Frank Act created a new Consumer Financial Protection Bureau as an independent bureau of the Federal Reserve Board. The Consumer Financial Protection Bureau assumed responsibility for the implementation of the federal financial consumer protection and fair lending laws and regulations and has authority to impose new requirements. However, institutions of less than $10 billion in assets, such as First Federal of Hazard and First Federal of Kentucky, will continue to be examined for compliance with consumer protection and fair lending laws and regulations by, and be subject to the enforcement authority of, their prudential regulator. Many of the provisions of the Dodd-Frank Act require the issuance of regulations before their impact on operations can be fully assessed by management. However, there is a significant possibility that the Dodd-Frank Act will, at a minimum, result in increased regulatory burden and compliance for First Federal MHC, Kentucky First and each of the Banks.

Certain of the regulatory requirements that are applicable to First Federal of Hazard, First Federal of Kentucky, Kentucky First and First Federal MHC are described below. This discussion does not purport to be a complete description of the laws and regulations involved, and is qualified in its entirety by the actual laws and regulations. Moreover, laws and regulations are subject to changes by the U.S. Congress or the regulatory agencies as applicable.

Regulation of Federal Savings Institutions

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the Office of the Comptroller of the Currency, govern the activities of federal savings institutions, such as First Federal of Hazard and First Federal of Kentucky. These laws and regulations delineate the nature and extent of the activities in which federal savings banks may engage. In particular, certain lending authority for federal savings institutions, e.g., commercial, nonresidential real property loans and consumer loans, is limited to a specified percentage of the institution’s capital or assets.

Branching. Federal savings institutions are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the Office of the Comptroller of the Currency.

Capital Requirements. In July 2013, the Federal Reserve Board and the OCC approved a new rule that implemented the Basel III regulatory capital reforms. The capital regulations now require federal savings banks to meet four minimum capital standards: a 4.0% Tier 1 leverage ratio; a 4.5% common equity Tier 1 ratio; a 6.0% Tier 1 capital ratio; and an 8% Total capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard. The rules eliminated the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

The risk-based capital standard requires federal savings banks to maintain Tier 1 and total capital (which is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments) to risk-weighted assets of at least 6% and 8%, respectively. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 150%, as assigned by the capital regulation based on the risks believed inherent in the type of asset. Tier 1 capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The components of Tier 2 capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of core capital.

Savings and loan holding companies with less than $1 billion in assets are not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves.

As of June 30, 2016, current capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

Limitation on Capital Distributions. Office of the Comptroller of the Currency regulations impose limitations upon all capital distributions by a savings institution, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the Office of the Comptroller of the Currency is required before any capital distribution if the institution does not meet the criteria for “expedited treatment” of applications under Office of the Comptroller of the Currency regulations (i.e., generally, examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the institution would be undercapitalized following the distribution or the distribution would otherwise be contrary to a statute, regulation or agreement with the Office of the Comptroller of the Currency. If an application is not required, the institution must still provide prior notice to the Federal Reserve Board of the capital distribution if, like First Federal of Hazard and First Federal of Kentucky, it is a subsidiary of a holding company as well as an informational notice to the Office of the Comptroller of the Currency. If First Federal of Hazard’s or First Federal of Kentucky’s capital were ever to fall below its regulatory requirements or the Office of the Comptroller of the Currency notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the Office of the Comptroller of the Currency could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. At June 30, 2016, First Federal of Hazard and First Federal of Kentucky each met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the authority of First Federal of Hazard and First Federal of Kentucky to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Kentucky First, First Federal MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Transactions between sister depository institutions that are 80% or more owned by the same holding company are exempt from the quantitative limits and collateral requirements.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal of Hazard’s and First Federal of Kentucky’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans First Federal of Hazard and First Federal of Kentucky may make to insiders based, in part, on First Federal of Hazard’s and First Federal of Kentucky’s respective capital positions and requires certain board approval procedures to be followed. Such loans must be made on terms, including rates and collateral, substantially the same as those offered to unaffiliated individuals prevailing at the time for comparable loans with persons not related to the lender and not involve more than the normal risk of repayment. There are additional restrictions applicable to loans to executive officers.

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

Insurance of Deposit Accounts. The deposits of both First Federal of Hazard and First Federal of Kentucky are insured up to applicable limits by the Deposit Insurance Fund administered by the Federal Deposit Insurance Corporation. Deposit insurance per account owner is currently $250,000. Under the Federal Deposit Insurance Corporation’s risk-based assessment system, insured institutions are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by Federal Deposit Insurance Corporation regulations. Institutions deemed less risky pay lower assessments. The Federal Deposit Insurance Corporation may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment.

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

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2016, of $2.0 million and $4.5 million, respectively.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $15.2 million and $110.2 million, plus 10% on the remainder. The first $15.2 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at the Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2016, the Banks met their reserve requirements.

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

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the Office of the Comptroller of the Currency to provide a written evaluation of an institution’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. First Federal of Hazard and First Federal of Kentucky each received a “Satisfactory” rating as a result of their most recent Community Reinvestment Act assessments.

Holding Company Regulation

General. Kentucky First and First Federal MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Federal Reserve Board has enforcement authority over Kentucky First and First Federal MHC and their non-savings institution subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to First Federal of Hazard and/or First Federal of Kentucky.

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

Capital Requirements. Savings and loan holding companies historically have not been subject to specific regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including the Company. See “Regulation and Supervision—Regulation of Federal Savings Institutions – Capital Requirements,” above.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive receipt of our dividends from Kentucky First. The Dodd-Frank Act addresses the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form. Kentucky First was granted such a waiver and dividends were paid to the Company’s shareholders on August 16 and November 22, 2011, as well as February 21, 2012. First Federal MHC was not allowed to waive its dividend with respect to the dividend paid on May 21, 2012. First Federal MHC subsequently received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the 3rd quarter of 2014. In an effort to comply with Regulation MM and to be able to continue to waive the dividend, First Federal MHC put the issue to a vote of the members on August 23, 2012, again on July 9, 2013, again on July 8, 2014, again on July 7, 2015, and again on July 7, 2016. Members of First Federal MHC voted in favor of the dividend waiver on all four occasions. As a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2017. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2012 and later. For the 2016 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34.0%.

For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. First Federal of Hazard did not qualify for such favorable tax treatment for any years through 1996. Approximately $5.2 million of First Federal of Kentucky First’s accumulated bad debt reserves would not be recaptured into taxable income unless Frankfort First makes a “non-dividend distribution” to Kentucky First as described below.

If First Federal of Hazard or First Federal of Kentucky makes “non-dividend distributions” to us, the distributions will be considered to have been made from First Federal of Hazard’s and First Federal of Kentucky’s unrecaptured tax bad debt reserves, including the balance of their reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from First Federal of Kentucky’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal of Kentucky’s taxable income. Non-dividend distributions include distributions in excess of First Federal of Kentucky’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Federal of Kentucky’s current or accumulated earnings and profits will not be so included in First Federal of Kentucky’s taxable income.

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal of Kentucky makes a non-dividend distribution to us, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 34% federal corporate income tax rate. First Federal of Kentucky does not intend to pay dividends in the future that would result in a recapture of any portion of its bad debt reserves.

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

First Federal of Hazard and First Federal of Kentucky are exempt from both the Kentucky corporation income tax and corporation license tax. However, both institutions are instead subject to the bank franchise tax, an annual tax imposed on federally or state chartered savings and loan associations, savings banks and other similar institutions operating in Kentucky. The tax is 0.1% of taxable capital stock held as of January 1 each year. Taxable capital stock includes an institution’s undivided profits, surplus and general reserves plus savings accounts and paid-up stock less deductible items. Deductible items include certain exempt federal obligations and Kentucky municipal bonds. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital.

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

Approximately 95.8% of our loan portfolio at June 30, 2016 was comprised of loans collateralized by real estate. The declining economic conditions have caused a decrease in demand for real estate, which has resulted in an erosion of some real estate values in our markets. Further disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline further, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

First Federal of Hazard’s market area consists of Perry and surrounding counties in eastern Kentucky. The economy in this market area has been distressed in recent years due to the decline in the coal industry on which the economy has been dependent. While the region has seen improvement in the economy from the influx of other industries, such as health care and manufacturing, and the competition provided by new methods of extracting natural gas has recently hurt the coal industry. As a consequence, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States and First Federal of Hazard has experienced insufficient loan demand in its market area. While First Federal of Hazard will seek to use excess funds to purchase loans from First Federal of Kentucky, we expect the redeployment of funds from securities into loans to take several years. Moreover, the slow economy in First Federal of Hazard’s market area will limit our ability to grow our asset base in that market.

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

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2016, our return on average equity was 2.2%. We also intend to continue managing excess capital through our stock repurchase program, which has been successful, given relatively low market prices of the Company’s common stock. However, this program could be curtailed or rendered less effective if the market price of our stock increases, or if the Company’s liquid funds are deployed elsewhere. Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained. Consequently, you should not expect a competitive return on average equity in the near future. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

We may be subject to more stringent capital requirements.

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to First Federal of Hazard, First Federal of Kentucky and Kentucky First. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for First Federal of Hazard, First Federal of Kentucky and Kentucky First on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement will be phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

The application of more stringent capital requirements for us could among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were unable to comply with such requirements. See “Regulation and Supervision—Regulation of Federal Savings Institutions—Capital Requirements.”

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

Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.

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

Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the 3rd quarter of 2017. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2016.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2016	Approximate Square Footage
	(Dollars in thousands)

First Federal of Hazard Main Office:
655 Main Street Hazard, Kentucky 41701	2016	Owned	$779	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	1,058	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	753	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	474	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	506	8,700

120 Skywatch Drive
Danville, Kentucky 40422	2012	Owned	765	2,300

208 Lexington Street
Lancaster, Kentucky 40444	2012	Owned	521	4,300

The net book value of our investment in premises and equipment was $6.0 million at June 30, 2016. See Note E of Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)  The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2016 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)  Not applicable.

(c)  The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2016.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2016
Beginning date: April 1
Ending date: April 30	—	—	—	60,323

May 2016
Beginning date: May 1
Ending date: May 31	—	—	—	60,323

June 2016
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

(b)	Internal Control Over Financial Reporting

Parent Company of First Federal Savings and Loan of Hazard and First Federal Savings Bank of Kentucky

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2016, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2016, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The information contained under the section captioned “Item I ─ Election of Directors” in the Company’s definitive proxy statement for the Company’s 2016 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

The information regarding the Company’s executive officers is incorporated herein by reference to “Item I – Election of Directors” in the Proxy Statement.

Corporate Governance

Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters ─ Committees of the Board of Directors – Audit Committee” in the Proxy Statement.

Compliance with Section 16(a) of the Exchange Act

Information regarding compliance with Section 16(a) of the Exchange Act is incorporated by reference to section captioned “Other Information Relating to Directors and Executive Officers – Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement.

Disclosure of Code of Ethics

Kentucky First has adopted a Code of Ethics and Business Conduct that applies to all of its directors, officers and employees. To obtain a copy of this document at no charge, please write to Kentucky First Federal Bancorp, P.O. Box 535, Frankfort, Kentucky 40602-0535, or call toll-free (888) 818-3372 and ask for Investor Relations.

Item 11.  Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2016.

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

The information required by this item is incorporated herein by reference to the section captioned “Other Information Relating to Directors and Executive Officers – Transactions with Related Persons” in the Proxy Statement.

Corporate Governance

For information regarding director independence, the section captioned, “Corporate Governance and Board Matters – Director Independence” is incorporated herein by reference.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(a)  List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2016 and 2015
Consolidated Statements of Income for the Years Ended June 30, 2016 and 2015
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2016 and 2015
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2016 and 2015
Consolidated Statements of Cash Flows for the Years Ended June 30, 2016 and 2015
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[6]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[2]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[2]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.3[2]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[2]	Employment Agreement between First Federal Savings Bank of Kentucky and R. Clay Hulette, as amended†
10.5[2]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[2]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[2]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[2]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.9[3]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.10[4]	Form of Restricted Stock Award Agreement†
10.11[4]	Form of Incentive Stock Option Award Agreement†
10.12[4]	Form of Non-Statutory Option Award Agreement†
10.13[5]	Employment Agreement by and between Kentucky First Federal Bancorp and William H. Johnson†

10.14[5]	Employment Agreement by and between First Federal Savings Bank of Kentucky and William H. Johnson†
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2016
21	Subsidiaries
23.1	Consent of Crowe Horwath LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(4)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 0-51176).
(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2016	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 28, 2016
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2016
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 28, 2016
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 28, 2016
Stephen G. Barker
Director

/s/ C. Michael Davenport.	September 28, 2016
C. Michael Davenport
Director

/s/ Walter G. Ecton, Jr.	September 28, 2016
Walter G. Ecton, Jr.
Director

/s/ William D. Gorman, Jr.	September 28, 2016
William D. Gorman, Jr.
Director

/s/ David R. Harrod	September 28, 2016
David R. Harrod
Director

/s/ William H. Johnson	September 28, 2016
William H. Johnson
Director

/s/ W. Banks Hudson	September 28, 2016
W. Banks Hudson
Director