Form 10-Q
period 2016-09-30
Kentucky First Federal Bancorp
filed 2016-11-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               September 30, 2016

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

Yes ☐           No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2016, the latest practicable date, the Corporation had 8,439,515 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	June 30,
	2016	2016
ASSETS

Cash and due from financial institutions	$3,868	$4,297
Interest-bearing demand deposits	9,778	8,811
Cash and cash equivalents	13,646	13,108

Time deposits in other financial institutions	4,699	3,711
Securities available for sale	125	134
Securities held-to-maturity, at amortized cost- approximate fair value of $3,494 and $4,151 at September 30, 2016 and June 30, 2016, respectively	3,423	4,079
Loans held for sale	203	—
Loans, net of allowance of $1,476 and $1,515 at September 30, 2016 and June 30, 2016	241,222	238,468
Real estate owned, net	345	527
Premises and equipment, net	5,976	6,022
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	711	710
Bank-owned life insurance	3,088	3,064
Goodwill	14,507	14,507
Prepaid federal income taxes	60	93
Prepaid expenses and other assets	622	966

Total assets	$295,109	$291,871

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$185,503	$188,572
Federal Home Loan Bank advances	39,147	33,211
Advances by borrowers for taxes and insurance	1,014	741
Accrued interest payable	21	22
Deferred federal income taxes	666	642
Deferred revenue	591	595
Other liabilities	680	573
Total liabilities	227,622	224,356

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,645	34,639
Retained earnings	34,657	34,732
Unearned employee stock ownership plan (ESOP), 98,967 shares and 103,636 shares at September 30, 2016 and June 30, 2016, respectively	(990)	(1,036)
Treasury shares at cost, 112,563 common shares at both September 30, 2016 and June 30, 2016	(937)	(937)
Accumulated other comprehensive income	26	31
Total shareholders’ equity	67,487	67,515

Total liabilities and shareholders’ equity	$295,109	$291,871

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2016	2015
Interest income
Loans, including fees	$2,693	$2,892
Mortgage-backed securities	25	23
Other securities	3	5
Interest-bearing deposits and other	68	64
Total interest income	2,789	2,984

Interest expense
Interest-bearing demand deposits	5	7
Savings	64	65
Certificates of Deposit	178	208
Deposits	247	280
Borrowings	81	70
Total interest expense	328	350
Net interest income	2,461	2,634
Provision for loan losses	4	11
Net interest income after provision for loan losses	2,457	2,623

Non-interest income
Earnings on bank-owned life insurance	24	23
Net gain on sales of loans	—	19
Net gain on sales of OREO	73	16
Valuation adjustments of OREO	—	(18)
Other	71	74
Total non-interest income	168	114
Non-interest expense
Employee compensation and benefits	1,344	1,279
Occupancy and equipment	182	148
Outside service fees	41	48
Legal fees	13	29
Data processing	97	97
Auditing and accounting	79	67
FDIC insurance premiums	60	54
Franchise and other taxes	60	63
Foreclosure and OREO expenses (net)	21	28
Other	271	252
Total non-interest expense	2,168	2,065

Income before income taxes	457	672

Federal income tax expense	160	134

NET INCOME	$297	$538

EARNINGS PER SHARE
Basic and diluted	$0.04	$0.06
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes.

4

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2016	2015

Net income	$297	$538

Other comprehensive loss, net of tax benefits: Unrealized holding gains (losses) on securities designated as available for sale, net of tax benefits of $(3) and $0 during the respective periods	(5)	—
Comprehensive income	$292	$538

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September,
	2016	2015
Cash flows from operating activities:
Net income	$297	$538
Adjustments to reconcile net income to net cash provided by operating
Activities
Depreciation	86	72
Accretion of purchased loan credit discount	(46)	(39)
Amortization of purchased loan premium	3	5
Amortization (accretion) of deferred loan origination costs (fees)	15	5
Amortization of premiums on investment securities	18	25
Amortization of premiums on deposits	(81)	(21)
Net gain on sale of loans	—	(19)
Net loss (gain) on sale of real estate owned	(73)	(16)
Valuation adjustments of real estate owned	—	18
Deferred gain on sale of real estate owned	(4)	(4)
ESOP compensation expense	52	40
Earnings on bank-owned life insurance	(24)	(23)
Provision for loan losses	4	11
Origination of loans held for sale	(203)	(121)
Proceeds from loans held for sale	—	119
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(1)	(22)
Prepaid expenses and other assets	343	71
Accrued interest payable	(1)	1
Other liabilities	107	(41)
Federal income taxes	61	43
Net cash provided by operating activities	553	642

Cash flows from investing activities:
Purchase of term deposits in other financial institutions	(988)	—
Securities maturities, prepayments and calls:
Held to maturity	638	773
Available for sale	1	4
Loans originated for investment, net of principal collected	(2,798)	(1,278)
Proceeds from sale of real estate owned	336	430
Additions to real estate owned	(13)	—
Additions to premises and equipment, net	(40)	(605)
Net cash used in investing activities	(2,864)	(676)

Cash flows from financing activities:
Net decrease in deposits	(2,988)	(3,427)
Payments by borrowers for taxes and insurance, net	273	273
Proceeds from Federal Home Loan Bank advances	12,000	6,200
Repayments on Federal Home Loan Bank advances	(6,064)	(3,604)
Dividends paid on common stock	(372)	(378)
Net cash provided by (used in) financing activities	2,849	(936)

Net increase (decrease) in cash and cash equivalents	538	(970)

Beginning cash and cash equivalents	13,108	13,635

Ending cash and cash equivalents	$13,646	$12,665

See accompanying notes.

6

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2016	2015

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$100	$110

Interest on deposits and borrowings	$410	$370

Transfers of loans to real estate owned, net	$68	$99

Loans made on sale of real estate owned	$110	$—

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2016

(unaudited)

The Kentucky First Federal Bancorp (“Kentucky First” or the “Company”) was incorporated under federal law in March 2005, and is the mid-tier holding company for First Federal Savings and Loan Association of Hazard, Hazard, Kentucky (“First Federal of Hazard”) and Frankfort First Bancorp, Inc. (“Frankfort First”). Frankfort First is the holding company for First Federal Savings Bank of Kentucky, Frankfort, Kentucky (“First Federal of Kentucky”). First Federal of Hazard and First Federal of Kentucky (hereinafter collectively the “Banks”) are Kentucky First’s primary operations, which consist of operating the Banks as two independent, community-oriented savings institutions.

In December 2012, the Company acquired CKF Bancorp, Inc., a savings and loan holding company which operated three banking locations in Boyle and Garrard Counties in Kentucky. In accounting for the transaction the assets and liabilities of CKF Bancorp were recorded on the books of First Federal of Kentucky in accordance with accounting standard ASC 805, Business Combinations.

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2016, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2016 filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Kentucky. All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications - Certain amounts presented in prior periods have been reclassified to conform to the current period presentation. Such reclassifications had no impact on prior years’ net income or shareholders’ equity.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
(in thousands)	2016	2015

Net income allocated to common shareholders, basic and diluted	$297	$538

	Three months ended September 30,
	2016	2015
Weighted average common shares outstanding, basic and diluted	8,335,931	8,317,255

There were no stock option shares outstanding for the three-month period ended September 30, 2016, and 309,800 stock option shares outstanding for the three-month period ended September 30, 2015. The stock option shares outstanding were antidilutive for the prior year period.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2016 and June 30, 2016, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2016
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$79	$1	$—	$80
FHLMC stock	7	38	—	45
	$86	$39	$—	$125

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,906	$70	$—	$1,976
Agency bonds	1,517	1	—	1,518
	$3,423	$71	$—	$3,494

		June 30, 2016
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$79	$2	$—	$81
FHLMC stock	8	45	—	53
	$87	$47	$—	$134

Held-to-maturity Securities
Agency mortgage-backed: residential	$2,048	$70	$—	$2,118
Agency bonds	2,031	2	—	2,033
	$4,079	$72	$—	$4,151

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

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

	September 30, 2016
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$1,517	$1,518
One to five years	—	—
Mortgage-backed	1,906	1,976
	$3,423	$3,494

Our pledged securities totaled $1.2 and $1.7 million at September 30, 2016, and June 30, 2016, respectively. The Company had $1.0 million and $500,000 in time deposits in other financial institutions pledged at September 30, 2016, and June 30, 2016, respectively.

There were no sales of investment securities during the three month periods ended September 30, 2016 and 2015.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

4.	Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2016	2016

Residential real estate
One- to four-family	$187,299	$186,125
Multi-family	14,944	15,559
Construction	2,741	2,809
Land	1,221	1,186
Farm	1,814	1,735
Nonresidential real estate	25,844	27,138
Commercial nonmortgage	2,023	1,847
Consumer and other:
Loans on deposits	1,766	1,813
Home equity	6,561	6,155
Automobile	58	69
Unsecured	556	552
	244,827	244,988

Undisbursed portion of loans in process	(2,154)	(5,118)
Deferred loan origination costs	25	113
Allowance for loan losses	(1,476)	(1,515)
	$241,222	$238,468

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$862	$(16)	$(43)	$—	$803
Multi-family	192	16	—	—	208
Construction	5	—	—	—	5
Land	2	—	—	—	2
Farm	3	1	—	—	4
Nonresidential real estate	217	5	—	—	222
Commercial nonmortgage	18	(3)	—	—	15
Consumer and other:
Loans on deposits	4	—	—	—	4
Home equity	11	1	—	—	12
Automobile	—	—	—	—	—
Unsecured	1	—	—	—	1
Unallocated	200	—	—	—	200
Totals	$1,515	$4	$(43)	$—	$1,476

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

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

September 30, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2016. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

September 30, 2016:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,980	$1,938	$5,918	$—	$—	$—
Nonresidential real estate	—	153	153	—	—	—
	3,980	2,091	6,071	—	—	—

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$181,381	$803	$—	$803
Multi-family			14,944	208	—	208
Construction			2,741	5	—	5
Land			1,221	2	—	2
Farm			1,814	4	—	4
Nonresidential real estate			25,691	222	—	222
Commercial nonmortgage			2,023	15	—	15
Consumer:
Loans on deposits			1,766	4	—	4
Home equity			6,561	12	—	12
Automobile			58	—	—	—
Unsecured			556	1	—	1
Unallocated			—	—	200	200
			238,756	1,276	200	1,476
			$244,827	$1,276	$200	$1,476

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

4.	Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2016.

June 30, 2016:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,400	$2,146	$5,546	$—	$—	$—
Nonresidential real estate	—	164	164	—	—	—
	3,400	2,310	5,710	—	—	—

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$180,579	$862	$—	$862
Multi-family			15,559	192	—	192
Construction			2,809	5	—	5
Land			1,186	2	—	2
Farm			1,735	3	—	3
Nonresidential real estate			26,974	217	—	217
Commercial nonmortgage			1,847	18	—	18
Consumer:
Loans on deposits			1,813	4	—	4
Home equity			6,155	11	—	11
Automobile			69	—	—	—
Unsecured			552	1	—	1
Unallocated			—	—	200	200
			239,278	1,315	200	1,515
			$244,988	$1,315	$200	$1,515

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2016 and 2015:

September 30, 2016:
(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,980	$—	$3,690	$2	$2
Purchased credit-impaired loans	2,091	—	2,201	14	14
	6,071	—	5,891	16	16
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$6,071	$—	$5,891	$16	$16

September 30, 2015:
(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,566	$—	$3,036	$3	$3
Purchased credit-impaired loans	2,980	—	3,226	23	23
	6,546	—	6,262	26	26
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$6,546	$—	$6,262	$26	$26

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

4.	Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2016, and June 30, 2016:

	September 30, 2016		June 30, 2016
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$5,023	$2,827	$4,785	$2,166
Multi-family residential real estate	—	—	—	—
Nonresidential real estate and land	302	—	173	—
Farm	—	548	—	—
Consumer	10	8	11	—
	$5,335	$3,383	$4,969	$2,166

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Bank would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At September 30, 2016 and June 30, 2016, the Company had $1.8 million of loans classified as TDRs. Of the TDRs at September 30, 2016, approximately 26.5% were related to the borrowers’ completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

The following table presents TDR’s by loan type at September 30, 2016 and June 30, 2016, and their performance, by modification type:

(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

September 30, 2016
Residential Real Estate:
1-4 Family	34	$2,123	$1,813	$1,331	$482

June 30, 2016
Residential Real Estate:
1-4 Family	35	$2,136	$1,835	$1,318	$517

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

4.	Loans receivable (continued)

The following table summarizes TDR loan modifications for the three months ended September 30, 2016 and 2015, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended September 30, 2016
Residential real estate:
Rate reduction	$—	$—	$—
Bankruptcies	—	—	—
Total troubled debt restructures	$—	$—	$—

Three months ended September 30, 2015
Residential real estate:
Rate reduction	$3	$—	$3
Bankruptcies	—	—	—
Total troubled debt restructures	$3	$—	$3

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of September 30, 2016, or at June 30, 2016. The Company had no commitments to lend on loans classified as TDRs at September 30, 2016 or June 30, 2016.

There were no TDRs that defaulted during the three-month periods ended September 30, 2016 or 2015.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

4.	Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2016, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,275	$5,716	$9,991	$177,308	$187,299
Multi-family	—	—	—	14,944	14,944
Construction	134	—	134	2,607	2,741
Land	—	—	—	1,221	1,221
Farm	—	548	548	1,266	1,814
Nonresidential real estate	—	153	153	25,691	25,844
Commercial non-mortgage	—	—	—	2,023	2,023
Consumer and other:
Loans on deposits	—	—	—	1,766	1,766
Home equity	39	11	50	6,511	6,561
Automobile	—	—	—	58	58
Unsecured	—	4	4	552	556
Total	$4,448	$6,432	$10,880	$233,947	$244,827

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2016, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,712	$4,377	$10,089	$176,036	$186,125
Multi-family	—	—	—	15,559	15,559
Construction	548	—	548	2,261	2,809
Land	—	—	—	1,186	1,186
Farm	—	—	—	1,735	1,735
Nonresidential real estate	—	153	153	26,985	27,138
Commercial nonmortgage	—	—	—	1,847	1,847
Consumer:
Loans on deposits	—	—	—	1,813	1,813
Home equity	37	—	37	6,118	6,155
Automobile	—	—	—	69	69
Unsecured	9	—	9	543	552
Total	$6,306	$4,530	$10,836	$234,152	$244,988

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$6,195	$11,970	$—	$169,134
Multi-family	14,605	—	339	—	—
Construction	2,741	—	—	—	—
Land	1,221	—	—	—	—
Farm	1,814	—	—	—	—
Nonresidential real estate	24,775	896	173	—	—
Commercial nonmortgage	2,023	—		—	—
Consumer:
Loans on deposits	1,766	—	—	—	—
Home equity	6,555	—	6	—	—
Automobile	58	—	—	—	—
Unsecured	526	30	—	—	—
	$56,084	$7,121	$12,448	$—	$169,134

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

4.	Loans receivable (continued)

At June 30, 2016, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$6,387	$11,970	$—	$167,768
Multi-family	15,220	—	339	—	—
Construction	2,809	—	—	—	—
Land	1,186	—	—	—	—
Farm	1,735	—	—	—	—
Nonresidential real estate	26,061	904	173	—	—
Commercial nonmortgage	1,817	30	—	—	—
Consumer:
Loans on deposits	1,813	—	—	—	—
Home equity	6,149	—	6	—	—
Automobile	69	—	—	—	—
Unsecured	552	—	—	—	—
	$57,411	$7,321	$12,488	$—	$167,768

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $449,000 and $464,000 at September 30, 2016 and June 30, 2016, respectively, is as follows:

(in thousands)	September 30, 2016	June 30, 2016

One- to four-family residential real estate	$1,938	$2,146
Nonresidential real estate	153	164
Outstanding balance	$2,091	$2,310

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

4.	Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended September 30, 2016	Twelve months ended June 30, 2016

Balance at beginning of period	$981	$1,021
Accretion of income	(46)	(164)
Reclassifications from nonaccretable difference	—	124
Disposals	—	—
Balance at end of period	$935	$981

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2016, nor for the three-month period ended September 30, 2016. Neither were any allowance for loan losses reversed during those periods.

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

September 30, 2016

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2016
Agency mortgage-backed: residential	$80	$—	$80	$—
FHLMC stock	45	—	45	—
	$125	$—	$125	$—
June 30, 2016
Agency mortgage-backed: residential	$81	$—	$81	$—
FHLMC stock	53	—	53	—
	$134	$—	$134	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2016
Other real estate owned, net
One- to four-family	$274	—	—	274
Land	28	—	—	28

June 30, 2016
Other real estate owned, net
One- to four-family	$274	—	—	$274
Land	79	—	—	79

There were no impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at September 30, 2016, and June 30, 2016. There was no specific provision made for the three month periods ended September 30, 2016 or 2015.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $302,000 and $353,000 at September 30, 2016 and June 30, 2016, respectively. Other real estate owned was written down $0 and $18,000 during the three months ended September 30, 2016 and 2015, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2016 and June 30, 2016:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
September 30, 2016	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$274	Sales comparison approach	Adjustments for differences between comparable sales	-24.0% to 15.2% (-5.1%)
Land	28	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.9%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2016	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$274	Sales comparison approach	Adjustments for differences between comparable sales	-24.0% to 15.2% (-5.1%)
Land	79	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.0%)

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

September 30, 2016

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at September 30, 2016 and June 30, 2016:

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at September 30, 2016 and June 30, 2016, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

5.	Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2016 and June 30, 2016 are as follows:

		Fair Value Measurements at
		September 30, 2016 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,646	$13,646			$13,646
Term deposits in other financial institutions	4,699	4,699			4,699
Available-for-sale securities	125		$125		125
Held-to-maturity securities	3,423		3,494		3,494
Loans held for sale	203		206		206
Loans receivable – net	241,222			$244,656	244,656
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	711		25	686	711

Financial liabilities
Deposits	$185,503	$81,720	$112,672		196,453
Federal Home Loan Bank advances	39,147		39,408		39,408
Advances by borrowers for taxes and insurance	1,014	1,014			1,014
Accrued interest payable	21		21		21

		Fair Value Measurements at
		June 30, 2016 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,108	$13,108			$13,108
Term deposits in other financial institutions	3,711	3,711			3,711
Available-for-sale securities	134		$134		134
Held-to-maturity securities	4,079		4,151		4,151
Loans receivable – net	238,468			$242,456	242,456
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	710		21	689	710

Financial liabilities
Deposits	$188,572	$81,814	$106,820		$188,634
Federal Home Loan Bank advances	33,211		33,517		33,517
Advances by borrowers for taxes and insurance	741	741			741
Accrued interest payable	22		22		22

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2016

(unaudited)

6.	Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at June 30, 2016	Current Year Change	Balance at September 30, 2016

Unrealized gains on available-for-sale securities	$31	$(5)	$26

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2016	2015

Unrealized holding gains (losses) on available-for-sale securities	$(8)	$—
Tax effect	3	—
Net-of-tax amount	$(5)	$—

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2016.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended September 30, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2016			2015
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$241,520	$2,693	4.46%	$246,319	$2,892	4.70%
Mortgage-backed securities	2,073	25	4.82	2,814	23	3.27
Other securities	1,957	3	0.61	3,328	5	0.60
Other interest-earning assets	19,771	68	1.38	15,439	64	1.66
Total interest-earning assets	265,321	2,789	4.20	267,900	2,984	4.46

Less: Allowance for loan losses	(1,509)			(1,568)
Non-interest-earning assets	29,603			30,664
Total assets	$293,415			$296,996

Interest-bearing liabilities:
Demand deposits	$15,697	$5	0.13%	$17,444	$7	0.16%
Savings	62,886	64	0.41	63,734	65	0.41
Certificates of deposit	105,156	178	0.68	113,926	208	0.73
Total deposits	183,739	247	0.54	195,104	280	0.57
Borrowings	35,158	81	0.92	27,866	70	1.01
Total interest-bearing liabilities	218,897	328	0.60	222,970	350	0.63

Noninterest-bearing demand deposits	4,255			3,800
Noninterest-bearing liabilities	2,654			2,944
Total liabilities	225,806			229,714

Shareholders’ equity	67,609			67,282
Total liabilities and shareholders’ equity	$293,415			$296,996
Net interest income/average yield		$2,461	3.60%		$2,634	3.83%
Net interest margin			3.71%			3.93%
Average interest-earning assets to average interest-bearing liabilities			121.21%			120.15%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to September 30, 2016

Assets: At September 30, 2016, the Company’s assets totaled $295.1 million, an increase of $3.2 million, or 1.1%, from total assets at June 30, 2016. This increase was attributed primarily to increases in loans, cash and cash equivalents and time deposits in other financial institutions.

Cash and cash equivalents: Cash and cash equivalents increased $538,000 or 4.1% to $13.6 million at September 30, 2016, primarily as we seek to maintain the appropriate level of liquidity. Our strategy is to balance our need for liquidity to meet day-to-day operational cash flows against keeping too much idle cash on hand. We keep a minimum of 8.0% of our liquidity base for normal cash flow needs and borrow short-term using FHLB advances when cash is low. Likewise, we pay down FHLB advances with any excess funds we might have.

Time Deposits in Other Financial Institutions: Time deposits in other financial institutions increased $988,000 or 26.6% to $4.7 million at September 30, 2016, as we seek to earn a higher interest rate on short-term liquidity.

Investment securities: Investment securities decreased $665,000 or 15.8% to $3.5 million at September 30, 2016, due to maturity of a $500,000 agency bond and cash flows associated with mortgage-backed securities.

Loans: Loans receivable, net, increased by $2.8 million or 1.2% to $241.2 million at September 30, 2016. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans:  At September 30, 2016, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $8.7 million, or 3.6% of total loans (including loans purchased in the acquisition), compared to $7.1 million or 2.9%, of total loans at June 30, 2016.  The Company’s allowance for loan losses totaled $1.5 million at both September 30, 2016, and June 30, 2016. The allowance for loan losses at September 30, 2016, represented 16.9% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2016, the allowance represented 21.2% of nonperforming loans and 0.6% of total loans.

The Company had $12.8 million in assets classified as substandard for regulatory purposes at September 30, 2016, including loans ($12.5 million) and real estate owned (“REO”) ($345,000), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired on December 31, 2012) were 5.1% at both September 30, 2016 and June 30, 2016. Of substandard loans at September 30, 2016, 99.8% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to September 30, 2016 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2016	June 30, 2016

Substandard assets	$12,833	$13,015
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$12,833	$13,015

At September 30, 2016, the Company’s real estate acquired through foreclosure represented 2.7% of substandard assets compared to 4.0% at June 30, 2016. During the three months ended September 30, 2016, the Company sold property with carrying value of $239,000 for $357,000, while during the year ended June 30, 2016, property with a carrying value of $727,000 was sold for $822,000. During the three months ended September 30, 2016, the Company made a $110,000 loan to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2016, $741,000 in loans to facilitate an exchange were made. The Company defers recognition of any gain on loans to facilitate an exchange until the proper time in the future. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $372,000 and $375,000 at September 30, 2016 and June 30, 2016, respectively.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to September 30, 2016 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2016		June 30, 2016
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	5	$345	5	$445
Building lot	2	—	3	82
Total REO	7	$345	8	$527

At September 30, 2016, and June 30, 2016, the Company had $7.1 million and $7.3 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. The primary reason for this decrease was related to two larger borrowers who each experienced some weakness in cash flow, but had no delinquency and their loans were well secured by real estate.

Liabilities: At September 30, 2016, the Company’s liabilities increased $3.3 million, or 1.5%, to $227.6 million compared to total liabilities at June 30, 2016, primarily as a result of an increase in advances, which increased $5.9 million or 17.9% to $39.1 million at September 30, 2016. The increase in advances was used to fund the growth in assets and to partially offset a decrease of $3.1 million or 1.6% in deposits, which totaled $185.5 million at quarter end. Deposit customers continue seeking higher yields on their funds after growing impatient in the current low-rate environment and some are turning to non-insured investments. As deposits have continued to decrease, we have utilized short-term FHLB advances as replacement funding.

Shareholders’ Equity: At September 30, 2016, the Company’s shareholders’ equity totaled $67.5 million, a decrease of $28,000 from the June 30, 2016 total. The change in shareholders’ equity was chiefly associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to September 30, 2016 (continued)

The Company paid dividends of $372,000 or 125.3% of net income for the three month period just ended. On July 7, 2016, the members of First Federal MHC for the fifth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that there would be no objection to a waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third quarter of 2017. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for additional discussion regarding dividends.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2016 and 2015

General

Net income totaled $297,000 for the three months ended September 30, 2016, a decrease of $241,000 or 44.8% from net income of $538,000 for the same period in 2015. The net decrease in net earnings for the recently-ended quarter was primarily attributable to lower net interest income, higher non-interest expense and higher income tax expense.

Net Interest Income

Net interest income after provision for loan losses decreased $166,000 or 6.3% to $2.5 million for the three month period just ended compared to $2.6 million for the prior year quarter primarily due to reduced interest income. Interest income decreased $195,000 or 6.5% to $2.8 million for the quarter ended September 30, 2016, while interest expense decreased $22,000 or 6.3% to $328,000 for the quarter just ended after amortization of fair value adjustments on interest bearing accounts. Provision for losses on loans decreased $7,000 to $4,000 for the recently-ended quarter compared to a provision of $11,000 in the prior year period.

Interest income on loans decreased $199,000 or 6.9% to $2.7 million, due primarily to a decrease in the average rate earned on the loan portfolio, which decreased 24 basis points to 4.46% for the recently ended quarter compared to the prior year period. The average balance of loans outstanding for the three month period ended September 30, 2016, decreased $4.8 million or 2.0% to $241.5 million. Interest income on mortgage-backed securities and other securities was largely unchanged, while interest-bearing deposits and other increased $4,000 or 6.3% to $68,000 for the three months ended September 30, 2016, due to higher balances of time deposits in other financial institutions during the recently-ended quarter.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2016 and 2015

(continued)

Interest expense on deposits decreased $33,000 or 11.8% and totaled $247,000 for the three month period ended September 30, 2016, while interest expense on borrowings increased $11,000 or 15.7% to $81,000 for the most recently ended period. The decrease in interest expense on deposits was attributed to a decrease in both the average balance of deposits and the average rate paid on deposits. The average balance of deposits decreased $11.4 million or 5.8% to $183.7 million for the most recent quarter, while the average rate paid on deposits decreased 3 basis points to 0.54%. The decrease in average deposits was primarily attributed to rate-sensitive deposit customers withdrawing funds to seek additional yield as the historically low interest rate environment continues. The increase in interest expense on borrowings also was attributed to higher outstanding balances of FHLB advances, which were used increase total assets and to offset deposit funding. The average balance of outstanding borrowings increased $7.3 million or 26.2% to $35.2 million for the quarter ended September 30, 2016, compared to $27.9 million for the prior year quarterly period. The average rate paid on borrowings decreased 8 basis points to 92 basis points for the recently ended quarter.

Net interest margin decreased 22 basis points from 3.93% for the prior year quarterly period to 3.71% for the quarter ended September 30, 2016.

Provision for Losses on Loans

The Company recorded $4,000 in provision for losses on loans during the three months ended September 30, 2016, compared to a $11,000 provision for the three months ended September 30, 2015. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $168,000 for the three months ended September 30, 2016, an increase of $54,000 or 47.4% from the same period in 2015 due primarily to positive experience with other real estate owned (“REO”). Net gains on sales of REO totaled $73,000 for the quarter just ended compared to $16,000 for the prior year quarter, an increase of $57,000 period over period. The Company recorded a write-down on REO during the year ago quarter of $18,000, compared to no write-down on REO in the current year period. There were no sales of loans during the recently ended quarter compared to gain on sale of loans of $19,000 for the three months ended September 30, 2015. There were no sales of investments during the three month periods ended September 30, 2016 and 2015.

Non-interest Expense

Non-interest expense increased $103,000 or 5.0% and totaled $2.2 million for the three months ended September 30, 2016 compared to $2.1 million for the same period in 2015.

Employee compensation and benefits increased $65,000 or 5.1% and totaled $1.3 million for the quarterly period, primarily due to higher levels of compensation expense, retirement contributions and fringe benefits. Employee compensation increased $31,000 quarter over quarter as the Company employed two more full-time equivalent staff during the recently-ended period compared to the prior year, while pension contributions accounted for $23,000 of the increase and the balance was primarily related to increased employee benefits. The Company participates in a multiple-employer pension plan and, like most sponsors of defined benefit plans, is faced with increasing costs associated with the plans. Contributions to the defined benefit pension plan totaled $174,000 and $151,000 for the three months ended September 30, 2016 and 2015, respectively.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Occupancy and equipment expense increased $34,000 or 23.0% to $182,000 for the quarter just ended primarily due to increased costs associated with newly-acquired bank offices in Hazard and Frankfort.

Other non-interest expense increased $19,000 or 7.5% to $271,000 for the three months ended September 30, 2016, primarily due to increased advertising and communication costs incurred by the Company. Advertising expense totaled $53,000 for the quarter recently ended as the Company seeks to develop top-of-mind awareness in its local markets, while communications charges increased $24,000 or 85.7% to $52,000 for the quarter ended recently to provide faster data transfer speeds. Somewhat offsetting the increased employee compensation, occupancy and equipment and other non-interest expenses were decreases in legal and outside service fees. Legal fees decreased $16,000 or 55.2% to $13,000 for the quarter ended September 30, 2016, while outside service fees decreased $7,000 or 14.6% to $41,000 for the quarter recently ended.

Federal Income Tax Expense

Federal income taxes expense increased $26,000 or 19.4% and totaled $160,000 for the three months ended September 30, 2016, compared to $134,000 in the prior year quarter primarily due to the reversal of an ASC 740 reserve related to a previously received federal tax refund in the prior year period. The effective tax rates were 35.0% and 19.9% for the three-month periods ended September 30, 2016 and 2015, respectively.

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

The Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2016, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)         The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2016.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

July 1-31, 2016	—	$—	—	60,323
August 1-31, 2016	—	$—	—	60,323
September 1-30, 2016	—	$—	—	60,323

(1)  On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report
On Form 10-Q for the quarter ended September 30, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2016	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 14, 2016	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

