Form 10-Q
period 2016-12-31
Kentucky First Federal Bancorp
filed 2017-02-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended               December 31, 2016

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

Yes ☐                               No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 9, 2017, the latest practicable date, the Corporation had 8,483,501 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2016	2016
ASSETS

Cash and due from financial institutions	$5,048	$4,297
Interest-bearing demand deposits	7,472	8,811
Cash and cash equivalents	12,520	13,108

Time deposits in other financial institutions	4,699	3,711
Securities available for sale	186	134
Securities held-to-maturity, at amortized cost- approximate fair value of $9,320 and $4,151 at December 31, 2016 and June 30, 2016, respectively	9,275	4,079
Loans held for sale	255	—
Loans, net of allowance of $1,473 and $1,515 at December 31, 2016 and June 30, 2016, respectively	247,257	238,468
Real estate owned, net	414	527
Premises and equipment, net	5,899	6,022
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	676	710
Bank-owned life insurance	3,111	3,064
Goodwill	14,507	14,507
Prepaid federal income taxes	130	93
Prepaid expenses and other assets	435	966

Total assets	$305,846	$291,871

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$183,097	$188,572
Federal Home Loan Bank advances	53,110	33,211
Advances by borrowers for taxes and insurance	242	741
Accrued interest payable	29	22
Deferred federal income taxes	795	642
Deferred revenue	586	595
Other liabilities	526	573
Total liabilities	238,385	224,356

Commitments and contingencies	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,649	34,639
Retained earnings	34,539	34,732
Unearned employee stock ownership plan (ESOP), 94,297 shares and 103,636 shares at December 31, 2016 and June 30, 2016, respectively	(943)	(1,036)
Treasury shares at cost, 112,563 common shares at December 31, 2016 and June 30, 2016	(937)	(937)
Accumulated other comprehensive income	67	31
Total shareholders’ equity	67,461	67,515

Total liabilities and shareholders’ equity	$305,846	$291,871

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2016	2015	2016	2015
Interest income
Loans, including fees	$5,405	$5,786	$2,712	$2,894
Mortgage-backed securities	31	44	6	21
Other securities	6	10	3	5
Interest-bearing deposits and other	158	129	90	65
Total interest income	5,600	5,969	2,811	2,985

Interest expense
Interest-bearing demand deposits	11	14	6	7
Savings	127	130	63	65
Certificates of Deposit	361	404	183	196
Deposits	499	548	252	268
Borrowings	170	144	89	74
Total interest expense	669	692	341	342
Net interest income	4,931	5,277	2,470	2,643
Provision for loan losses	56	11	52	—
Net interest income after provision for loan losses	4,875	5,266	2,418	2,643

Non-interest income
Earnings on bank-owned life insurance	47	47	23	24
Net gain on sales of loans	9	41	9	22
Net gain on sales of real estate owned	74	53	1	37
Valuation adjustments of real estate owned	(25)	(39)	(25)	(21)
Other	139	138	68	64
Total non-interest income	244	240	76	126
Non-interest expense
Employee compensation and benefits	2,655	2,639	1,311	1,360
Occupancy and equipment	353	316	171	168
Outside service fees	95	91	54	43
Legal fees	20	40	7	11
Data processing	193	191	96	94
Auditing and accounting	158	130	79	63
FDIC insurance premiums	48	110	(12)	56
Franchise and other taxes	121	127	61	64
Foreclosure and real estate owned expenses (net)	68	53	47	25
Other	558	537	287	285
Total non-interest expense	4,269	4,234	2,101	2,169

Income before income taxes	850	1,272	393	600

Federal income tax expense	299	330	139	196

NET INCOME	$551	$942	$254	$404

EARNINGS PER SHARE
Basic and diluted	$0.07	$0.11	$0.03	$0.05
DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2016	2015	2016	2015

Net income	$551	$942	$254	$404

Other comprehensive gains (losses), net of tax benefits: Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $19, $(6), $21 and $(6) during the respective periods	36	(11)	41	(11)
Comprehensive income	$587	$931	$295	$393

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2016	2015
Cash flows from operating activities:
Net income	$551	$942
Adjustments to reconcile net income to net cash provided by operating
Activities
Depreciation	172	148
Accretion of purchased loan credit discount	(92)	(78)
Amortization of purchased loan premium	7	9
Amortization (accretion) of deferred loan origination costs (fees)	30	15
Amortization of premiums on investment securities	33	47
Amortization of premiums on deposits	(35)	(42)
Net gain on sale of loans	(9)	(41)
Net loss (gain) on sale of real estate owned	(74)	(53)
Valuation adjustments of real estate owned	25	39
Deferred gain on sale of real estate owned	(9)	(7)
ESOP compensation expense	103	83
Earnings on bank-owned life insurance	(47)	(47)
Provision for loan losses	56	11
Origination of loans held for sale	(458)	(1,019)
Proceeds from loans held for sale	212	1,160
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	34	40
Prepaid expenses and other assets	531	152
Accrued interest payable	7	—
Other liabilities	(47)	(7)
Federal income taxes	97	39
Net cash provided by operating activities	1,087	1,391

Cash flows from investing activities:
Purchase of held-to-maturity U.S. Treasury notes	(6,499)	(11,000)
Purchase of term deposits in other financial institutions	(988)	—
Securities maturities, prepayments and calls:
Held to maturity	1,270	1,460
Available for sale	3	5
Loans originated for investment, net of principal collected	(9,297)	(304)
Proceeds from sale of real estate owned	697	777
Additions to real estate owned	(28)	(114)
Additions to premises and equipment, net	(49)	(893)
Net cash used in investing activities	(14,891)	(10,069)

Cash flows from financing activities:
Net decrease in deposits	(5,440)	(7,174)
Payments by borrowers for taxes and insurance, net	(499)	(464)
Proceeds from Federal Home Loan Bank advances	29,100	24,700
Repayments on Federal Home Loan Bank advances	(9,201)	(6,803)
Dividends paid on common stock	(744)	(736)
Net cash provided by financing activities	13,216	9,523

Net increase (decrease) in cash and cash equivalents	(588)	845

Beginning cash and cash equivalents	13,108	13,635

Ending cash and cash equivalents	$12,520	$14,480

See accompanying notes.

6

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2016	2015

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$200	$310

Interest on deposits and borrowings	$697	$734

Transfers of loans to real estate owned, net	$507	$307

Loans made on sale of real estate owned	$110	$510

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2016

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2016, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2016 filed with the Securities and Exchange Commission.

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

December 31, 2016

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2016	2015	2016	2015

Net income allocated to common shareholders, basic and diluted	$551	$942	$254	$404

	Six months ended December 31,		Three months ended December 31,
	2016	2015	2016	2015

Weighted average common shares outstanding, basic and diluted	8,382,239	8,319,589	8,384,586	8,321,924

There were no stock option shares outstanding for the six- and three-month periods ended December 31, 2016. There were 309,800 stock option shares outstanding for the six- and three-month periods ended December 31, 2015. The stock option shares outstanding were antidilutive for the prior year periods.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2016 and June 30, 2016, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

		December 31, 2016
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$78	$1	$—	$79
FHLMC stock	8	99	—	107
	$86	$100	$—	$186

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,768	$54	$9	$1,813
U.S. Treasury notes	6,500	—	—	6,500
Agency bonds	1,007	—	—	1,007
	$9,275	$54	$9	$9,320

		June 30, 2016
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$79	$2	$—	$81
FHLMC stock	8	45	—	53
	$87	$47	$—	$134

Held-to-maturity Securities
Agency mortgage-backed: residential	$2,048	$70	$2	$2,118
Agency bonds	2,031	2	1	2,033
	$4,079	$72	$3	$4,151

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(unaudited)

3.  Investment Securities (continued)

At December 31, 2016, the Company’s equity securities consist of Federal Home Loan Mortgage Company (FHLMC or Freddie Mac) stock, while our debt securities consist of agency bonds, U.S. Treasury Notes and mortgage-backed securities. Mortgage-backed securities do not have a single maturity date. The amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity. Securities not due at a single maturity date are shown separately.

	December 31, 2016
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$7,000	$7,000
One to five years	507	507
Mortgage-backed	1,768	1,813
	$9,275	$9,320

Our pledged securities totaled $652,000 and $1.7 million at December 31, 2016, and June 30, 2016, respectively.

There were no sales of investment securities during the six month periods ended December 31, 2016 and 2015.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2016	2016

Residential real estate
One- to four-family	$191,665	$186,125
Multi-family	16,033	15,559
Construction	2,378	2,809
Land	1,327	1,186
Farm	1,955	1,735
Nonresidential real estate	25,282	27,138
Commercial nonmortgage	2,308	1,847
Consumer and other:
Loans on deposits	1,741	1,813
Home equity	6,442	6,155
Automobile	46	69
Unsecured	372	552
	249,549	244,988

Undisbursed portion of loans in process	(844)	(5,118)
Deferred loan origination costs	25	113
Allowance for loan losses	(1,473)	(1,515)
	$247,257	$238,468

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$862	$34	$(95)	$—	$801
Multi-family	192	19	—	—	211
Construction	5	(1)	—	—	4
Land	2	1			3
Farm	3	1	—	—	4
Nonresidential real estate	217	13	—	—	230
Commercial nonmortgage	18	(14)	—	—	4
Consumer and other:
Loans on deposits	4	(1)	—	—	3
Home equity	11	1	—	—	12
Automobile	—	—	—	—	—
Unsecured	1	3	(5)	2	1
Unallocated	200	—	—	—	200
Totals	$1,515	$56	$(100)	$2	$1,473

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$803	$50	$(52)	$—	$801
Multi-family	208	3	—	—	211
Construction	5	(1)	—	—	4
Land	2	1	—	—	3
Farm	4	—	—	—	4
Nonresidential real estate	222	8	—	—	230
Commercial nonmortgage	15	(11)	—	—	4
Consumer and other:
Loans on deposits	4	(1)	—	—	3
Home equity	12	—	—	—	12
Automobile	—	—	—	—	—
Unsecured	1	3	(5)	2	1
Unallocated	200	—	—	—	200
Totals	$1,476	$52	$(57)	$2	$1,473

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2015:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,059	$(3)	$(13)	$2	$1,045
Multi-family	94	2	—	—	96
Construction	21	(7)	—	—	14
Land	7	1			8
Farm	9	—	—	—	9
Nonresidential real estate	121	22	—	—	143
Commercial nonmortgage	10	—	—	—	10
Consumer and other:
Loans on deposits	13	(2)	—	—	11
Home equity	31	(1)	—	—	30
Automobile	—	—	—	—	—
Unsecured	3	(1)	—	—	2
Unallocated	200	—	—	—	200
Totals	$1,568	$11	$(13)	$2	$1,568

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2016. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

December 31, 2016:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,941	$1,818	$5,759	$—	$—	$—

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$185,906	$801	$—	$801
Multi-family			16,033	211	—	211
Construction			2,378	4	—	4
Land			1,327	3	—	3
Farm			1,955	4	—	4
Nonresidential real estate			25,282	230	—	230
Commercial nonmortgage			2,308	4	—	4
Consumer:
Loans on deposits			1,741	3	—	3
Home equity			6,442	12	—	12
Automobile			46	—	—	—
Unsecured			372	1	—	1
Unallocated			—	—	200	200
			243,790	1,273	200	1,473
			$249,549	$1,273	$200	$1,473

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended December 31, 2016 and 2015:

December 31, 2016:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,941	$—	$3,774	$3	$3
Purchased credit-impaired loans	1,818	—	2,073	40	40
	5,759	—	5,847	43	43
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,759	$—	$5,847	$43	$43

December 31, 2015:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$2,993	$—	$3,022	$5	$5
Purchased credit-impaired loans	2,488	—	2,980	34	34
	5,481	—	6,002	39	39
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,481	$—	$6,002	$39	$39

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended December 31, 2016 and 2015:

December 31, 2016:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,941	$—	$3,960	$1	$1
Purchased credit-impaired loans	1,818	—	1,955	26	26
	5,759	—	5,915	27	27
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,759	$—	$5,915	$27	$27

December 31, 2015:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$2,993	$—	$3,280	$2	$2
Purchased credit-impaired loans	2,488	—	2,734	11	11
	5,481	—	6,014	13	13
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,481	$—	$6,014	$13	$13

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

(unaudited)

4. Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2016 and June 30, 2016:

	December 31, 2016		June 30, 2016
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$5,294	$2,244	$4,785	$2,166
Nonresidential real estate and land	149	—	173	—
Consumer	5	—	11	—
	$5,448	$2,244	$4,969	$2,166

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At December 31, 2016 and June 30, 2016, the Company had $1.9 million and $1.8 million of loans classified as TDRs, respectively. Of the TDRs at December 31, 2016, approximately 25.0% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

The following table presents TDR’s by loan type at December 31, 2016 and June 30, 2016, and their performance, by modification type:

(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

December 31, 2016
Residential Real Estate:
1-4 Family	35	$2,221	$1,892	$1,051	$841

June 30, 2016
Residential Real Estate:
1-4 Family	35	$2,136	$1,835	$1,318	$517

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

(unaudited)

4. Loans receivable (continued)

One troubled loan was modified during the three months ended December 31, 2016. The loan term was extended, which provided the borrower some relief with regard to the monthly payment. There were no TDR modifications for the three months ended December 31, 2015.

The following table summarizes TDR loan modifications that occurred during the six months ended December 31, 2016 and 2015, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Six months ended December 31, 2016
Residential real estate:
Terms extended	$98	$—	$98

Six months ended December 31, 2015
Residential real estate:
Rate reduction	$3	$—	$3

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2016 or at June 30, 2016. The Company had no commitments to lend on loans classified as TDRs at December 31, 2016 or June 30, 2016.

There were no TDRs that defaulted during the six- or three- month periods ended December 31, 2016 or December 31, 2015.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2016, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,959	$5,477	$9,436	$182,229	$191,665
Multi-family	—	—	—	16,033	16,033
Construction	—	—	—	2,378	2,378
Land	—	—	—	1,327	1,327
Farm	548	—	548	1,407	1,955
Nonresidential real estate	—	129	129	25,153	25,282
Commercial non-mortgage	—	—	—	2,308	2,308
Consumer and other:
Loans on deposits	—	—	—	1,741	1,741
Home equity	17	—	17	6,425	6,442
Automobile	—	—	—	46	46
Unsecured	5	—	5	367	372
Total	$4,529	$5,606	$10,135	$239,414	$249,549

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2016, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,712	$4,377	$10,089	$176,036	$186,125
Multi-family	—	—	—	15,559	15,559
Construction	548	—	548	2,261	2,809
Land	—	—	—	1,186	1,186
Farm	—	—	—	1,735	1,735
Nonresidential real estate	—	153	153	26,985	27,138
Commercial nonmortgage	—	—	—	1,847	1,847
Consumer:
Loans on deposits	—	—	—	1,813	1,813
Home equity	37	—	37	6,118	6,155
Automobile	—	—	—	69	69
Unsecured	9	—	9	543	552
Total	$6,306	$4,530	$10,836	$234,152	$244,988

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

December 31, 2016

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2016, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$6,031	$11,475	$—	$174,159
Multi-family	15,702	—	331	—	—
Construction	2,378	—	—	—	—
Land	1,327	—	—	—	—
Farm	1,418	—	537	—	—
Nonresidential real estate	24,263	870	149	—	—
Commercial nonmortgage	2,308	—	—	—	—
Consumer:
Loans on deposits	1,741	—	—	—	—
Home equity	6,442	—	—	—	—
Automobile	46	—	—	—	—
Unsecured	338	29	5	—	—
	$55,963	$6,930	$12,497	$—	$174,159

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $388,000 and $464,000 at December 31, 2016 and June 30, 2016, respectively, is as follows:

(in thousands)	December 31, 2016	June 30, 2016

One- to four-family residential real estate	$1,992	$2,146
Nonresidential real estate	—	164
Outstanding balance	$1,992	$2,310

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended December 31, 2016	Six months ended December 31, 2016	Twelve months ended June 30, 2016

Balance at beginning of period	$935	$981	$1,021
Accretion of income	(46)	(92)	(164)
Reclassifications from nonaccretable difference	60	60	124
Disposals, net of recoveries	(49)	(49)	—
Balance at end of period	$900	$900	$981

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2016, nor for the six- or three-month periods ended December 31, 2016. Neither were any allowance for loan losses reversed during those periods.

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

Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics. Level 2 securities include agency mortgage-backed securities and FHLMC stock.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Agency mortgage-backed: residential	$79	$—	$79	$—
FHLMC stock	107	—	107	—
	$186	$—	$186	$—
June 30, 2016
Agency mortgage-backed: residential	$81	$—	$81	$—
FHLMC stock	53	—	53	—
	$134	$—	$134	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2016
Other real estate owned, net
One- to four-family	$23	—	—	$23
Land	79	—	—	79

June 30, 2016
Other real estate owned, net
One- to four-family	$274	—	—	$274
Land	79	—	—	79

There were no impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at December 31, 2016, and June 30, 2016. There was no specific provision made for the six month periods ended December 31, 2016 or 2015.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $102,000 and $353,000 at December 31, 2016 and June 30, 2016, respectively. Other real estate owned was written down $25,000 and $39,000 during the six months ended December 31, 2016 and 2015, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2016 and June 30, 2016:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
December 31, 2016	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$23	Sales comparison approach	Adjustments for differences between comparable sales	-14.4% to 21.0% (6.9%)
Land	$79	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.4%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2016	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$274	Sales comparison approach	Adjustments for differences between comparable sales	-24.0% to 15.2% (-5.1%)
Land	$79	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.0%)

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

December 31, 2016

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at December 31, 2016 and June 30, 2016:

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at December 31, 2016 and June 30, 2016, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2016 and June 30, 2016 are as follows:

		Fair Value Measurements at
(in thousands)	Carrying	December 31, 2016 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$12,520	$12,520			$12,520
Term deposits in other financial institutions	4,699	4,699			4,699
Available-for-sale securities	186		$186		186
Held-to-maturity securities	9,275		9,320		9,320
Loans held for sale	255		255		255
Loans receivable - net	247,257			250,777	250,777
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	676		13	663	676

Financial liabilities
Deposits	$183,097	$80,908	$102,237		183,145
Federal Home Loan Bank advances	53,110		53,464		53,464
Advances by borrowers for taxes and insurance	242	242			242
Accrued interest payable	29		29		29

		Fair Value Measurements at
(in thousands)	Carrying	June 30, 2016 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,108	$13,108			$13,108
Term deposits in other financial institutions	3,711	3,711			3,711
Available-for-sale securities	134		$134		134
Held-to-maturity securities	4,079		4,151		4,151
Loans receivable – net	238,468			$242,456	242,456
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	710		21	689	710

Financial liabilities
Deposits	$188,572	$81,814	$106,820		$188,634
Federal Home Loan Bank advances	33,211		33,517		33,517
Advances by borrowers for taxes and insurance	741	741			741
Accrued interest payable	22		22		22

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2016

(unaudited)

6. Other Comprehensive Income (Loss)

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at June 30, 2016	Current Year Change	Balance at December 31, 2016

Unrealized gains (losses) on available-for-sale securities	$31	$36	$67

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended December 31,
(in thousands)	2016	2015

Unrealized holding gains (losses) on available-for-sale securities	$55	$(17)
Tax effect	19	(6)
Net-of-tax amount	$36	$(11)

	Three months ended December 31,
(in thousands)	2016	2015

Unrealized holding gains (losses) on available-for-sale securities	$62	$(17)
Tax effect	21	(6)
Net-of-tax amount	$41	$(11)

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2016. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2016			2015
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$243,508	$5,405	4.44%	$246,172	$5,786	4.70%
Mortgage-backed securities	2,001	31	3.10	2,683	44	3.28
Other securities	2,082	6	0.58	3,423	10	0.58
Other interest-earning assets	19,813	158	1.60	16,062	129	1.61
Total interest-earning assets	267,404	5,600	4.19	268,340	5,969	4.45

Less: Allowance for loan losses	(1,491)			(1,568)
Non-interest-earning assets	29,826			29,503
Total assets	$295,739			$296,275

Interest-bearing liabilities:
Demand deposits	$15,868	$11	0.14%	$17,135	$14	0.16%
Savings	62,987	127	0.40	63,826	130	0.41
Certificates of deposit	104,044	361	0.69	112,198	404	0.72
Total deposits	182,899	499	0.55	193,159	548	0.57
Borrowings	38,578	170	0.88	29,737	144	0.97
Total interest-bearing liabilities	221,477	669	0.60	222,896	692	0.62

Noninterest-bearing demand deposits	4,202			3,792
Noninterest-bearing liabilities	2,631			2,750
Total liabilities	228,310			229,438

Shareholders’ equity	67,429			66,837
Total liabilities and shareholders’ equity	$295,739			$296,275
Net interest income/average yield		$4,931	3.59%		$5,277	3.83%
Net interest margin			3.69%			3.93%
Average interest-earning assets to average interest-bearing liabilities			120.74%			120.39%

1Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended December 31, 2016 and 2015, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2016			2015
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [2]	$245,496	$2,712	4.42%	$246,024	$2,894	4.71%
Mortgage-backed securities	1,929	6	1.24	2,552	21	3.29
Other securities	2,206	3	0.54	3,518	5	0.57
Other interest-earning assets	19,855	90	1.81	16,684	65	1.56
Total interest-earning assets	269,486	2,811	4.17	268,778	2,985	4.44

Less: Allowance for loan losses	(1,472)			(1,568)
Non-interest-earning assets	30,014			29,294
Total assets	$298,028			$296,504

Interest-bearing liabilities:
Demand deposits	$15,879	$6	0.15%	$17,091	$7	0.16%
Savings	63,088	63	0.40	63,919	65	0.41
Certificates of deposit	102,932	183	0.71	110,470	196	0.71
Total deposits	181,899	252	0.55	191,480	268	0.56
Borrowings	41,997	89	0.85	31,608	74	0.94
Total interest-bearing liabilities	223,896	341	0.61	223,088	342	0.61

Noninterest-bearing demand deposits	4,309			3,519
Noninterest-bearing liabilities	2,341			2,435
Total liabilities	230,546			229,042

Shareholders’ equity	67,482			67,462
Total liabilities and shareholders’ equity	$298,028			$296,504
Net interest income/average yield		$2,470	3.56%		$2,643	3.83%
Net interest margin			3.67%			3.93%
Average interest-earning assets to average interest-bearing liabilities			120.36%			120.48%

2 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to December 31, 2016

Assets: At December 31, 2016, the Company’s assets totaled $305.8 million, an increase of $14.0 million, or 4.8%, from total assets at June 30, 2016. This increase was attributed primarily to an increase in loans and investment securities and time deposits in other financial institutions.

Cash and cash equivalents: Cash and cash equivalents decreased by $588,000 or 4.5% to $12.5 million at December 31, 2016.

Time deposits in other financial institutions: Time deposits in other financial institutions increased by $988,000 or 26.6% to $4.7 million at December 31, 2016, as we seek to earn a higher interest rate on short-term liquidity.

Investment securities: At December 31, 2016 and 2015 our securities portfolio consisted of agency bonds, mortgage-backed securities and U.S. Treasury notes. Investment securities increased $5.2 million or 124.6% to $9.5 million at December 31, 2016, due primarily to a $6.5 million short-term U.S. Treasury note purchased by the Company, which matured subsequent to December 31, 2016.

Loans: Loans receivable, net, increased by $8.8 million or 3.7% to $247.3 million at December 31, 2016. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans:  At December 31, 2016, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $7.7 million, or 3.1% of total loans (including loans purchased in the acquisition), compared to $7.1 million or 2.9%, of total loans at June 30, 2016.  The Company’s allowance for loan losses totaled $1.5 million at both December 31, 2016 and June 30, 2016. The allowance for loan losses at December 31, 2016, represented 19.2% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2016, the allowance represented 21.2% of nonperforming loans and 0.6% of total loans.

The Company had $12.9 million in assets classified as substandard for regulatory purposes at December 31, 2016, including loans ($12.5 million) and real estate owned (“REO”) ($414,000), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired) was 5.2% and 5.1% at December 31, 2016 and June 30, 2016, respectively. Of substandard loans, 95.7% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to December 31, 2016 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2016	June 30, 2016

Substandard assets	$12,911	$13,015
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$12,911	$13,015

At December 31, 2016, the Company’s real estate acquired through foreclosure represented 3.2% of substandard assets compared to 4.0% at June 30, 2016. During the six months ended December 31, 2016, the Company sold property with a carrying value of $623,000 for $564,000, while during the year ended June 30, 2016, property with a carrying value of $727,000 was sold for $822,000. During the six months ended December 31, 2016, the Company made a $110,000 loan to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2016, $741,000 in loans to facilitate an exchange were made. The Company defers recognition of any gain on loans to facilitate an exchange until the proper time in the future according to ASC 360, Property, Plant and Equipment. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $477,000 and $375,000 at December 31, 2016 and June 30, 2016, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to December 31, 2016 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2016		June 30, 2016
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	8	$386	5	$445
Building lot	2	28	3	82
Total REO	10	$414	8	$527

At December 31, 2016 and June 30, 2016, the Company had $6.9 million and $7.3 million of loans classified as special mention, respectively (including loans purchased at December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: At December 31, 2016, the Company’s liabilities totaled $238.4 million, an increase of $14.0 million, or 6.3%, from total liabilities at June 30, 2016. The increase in liabilities was attributed primarily to an increase of $20.0 million or 59.9% in FHLB advances, which totaled $53.1 million at quarter end compared to June 30, 2016, and was partially offset by a $5.5 million or 2.9% decrease in deposits which totaled $183.1 million at December 31, 2016. The Company utilized a short-term advance to purchase a $6.5 million short-term U.S. Treasury note, which matured shortly after December 31, 2016. The short-term advance was repaid with maturity proceeds of the investment. Deposit customers continue seeking higher yields on their funds in the current low-rate environment with some turning to non-insured investments. As deposits have continued to decrease, we have utilized short-term FHLB advances as replacement funding.

Shareholders’ Equity: At December 31, 2016, the Company’s shareholders’ equity totaled $67.5 million, a decrease of $54,000 or 0.1% from the June 30, 2016 total. The change in shareholders equity was primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to December 31, 2016 (continued)

The Company paid dividends of $744,000 or 135.0% of net income for the six month period just ended. On July 7, 2016, the members of First Federal MHC for the fifth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2017. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for additional discussion regarding dividends.

Comparison of Operating Results for the Six Month Periods Ended December 31, 2016 and 2015

General

Net earnings totaled $551,000 or $0.07 diluted earnings per share for the six months ended December 31, 2016, compared to net earnings of $942,000 or $0.11 diluted earnings per share for the six months ended December 31, 2015, a decrease of $391,000 or 41.5%. The decrease in net earnings was primarily attributable to lower interest income, higher provision for loan losses and higher non-interest expense.

Net Interest Income

Net interest income after provision for loan losses decreased $391,000 or 7.4% and totaled $4.9 million for the six months ended December 31, 2016, compared to the six months ended a year earlier. Provision for loan losses increased by $45,000 from $11,000 in the prior year period to $56,000 for the six month period just ended. Interest income decreased $369,000 or 6.2%, to $5.6 million, while interest expense decreased $23,000 or 3.3% to $669,000 for the six months ended December 31, 2016, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $381,000 or 6.6% to $5.4 million, due primarily to a decrease in the average rate earned on the loan portfolio, which is a result of the continued low interest rate environment. The average rate earned on loans outstanding decreased 26 basis points to 4.44% for the six month period just ended, while the average balance of loans outstanding decreased $2.7 million to $243.5 million. Interest from interest-bearing deposits and other increased $29,000 or 22.5% to $158,000 for the six months ended December 31, 2016, as the average balance increased $3.8 million or 23.4% to $19.8 million for the recently ended period, while the average rate earned decreased one basis point to 1.60% compared to the period a year ago.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six Month Periods Ended December 31, 2016 and 2015 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased $49,000 or 8.9% to $499,000 for the six month period ended December 31, 2016, due to both a decrease in the average balance of deposits outstanding and a reduction in the average rate paid. Average deposits outstanding decreased $10.3 million or 5.3% to $182.9 million for the recently ended six month period, while the average rate paid on deposits decreased two basis points to 55 basis points for the current year period. Interest expense on borrowings increased $26,000 or 18.1% to $170,000 for the six month period ended December 31, 2016, compared to the prior year period. The increase in interest expense on borrowings was attributed to a higher average balance outstanding, which increased $8.8 million or 29.7% to $35.6 million, while the average rate paid on borrowings decreased nine basis points to 88 basis points for the recently ended period.

Net interest margin decreased from 3.93% for the prior year period to 3.69% for the six months ended December 31, 2016.

Provision for Losses on Loans

The Company recorded $56,000 in provision for losses on loans during the six months ended December 31, 2016, compared to a provision of $11,000 for the six months ended December 31, 2015. The increased provision was primarily due to loans charged off during the quarter recently ended. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $244,000 for the six months ended December 31, 2016, an increase of $4,000 or 1.7% from the same period in 2015. The increase in non-interest income was primarily attributable to positive results associated with REO. Net gain on sale of REO totaled $74,000 for the six months just ended compared to $53,000 for the prior year period, while downward valuation adjustments on REO decreased $14,000 or 35.9% to $25,000 in net expense for the recently ended period. Somewhat offsetting the positive results from REO activity was a decrease in net gain on sales of loans, which totaled $9,000 for the six months ended December 31, 2016, compared to the prior year total of $41,000, a decrease of $32,000 or 78.0%.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six Month Periods Ended December 31, 2016 and 2015 (continued)

Non-interest Expense

Non-interest expense totaled $4.3 million and $4.2 million for the six months ended December 31, 2016 and 2015, respectively, an increase of $35,000 or 0.8% period to period. The increase was primarily related to higher costs associated with occupancy and equipment, employee compensation and other benefits as well as other non-interest expense, while being somewhat offset by decreases in FDIC insurance premiums and legal fees. Occupancy and equipment expense increased $37,000 or 11.7% to $353,000 for the six month period recently ended compared to the 2015 period, primarily due to the Company’s additional physical plant capacity. Employee compensation and benefits increased $16,000 or 0.6% and totaled $2.7 million for the six months ended December 31, 2016, due primarily to additional personnel to assist with additional loan demand. Other non-interest expense totaled $558,000 and $537,000 for the six months ended December 31, 2016 and 2015, respectively, an increase of $21,000 or 3.9%, primarily as a result of advertising and data communications expenses. FDIC insurance premiums decreased $62,000 or 56.4% and totaled $48,000 for the six months just ended as a result of a change in the assessment system. FDIC regulations provide for several changes when the Deposit Insurance Fund reserve ratio first reaches or exceeds 1.15 percent, which it did on June 30, 2016. In addition, the April 2016 final rule adopted by the FDIC Board of Directors amends the way insurance assessment rates are calculated for established small banks (generally banks that have less than $10 billion in assets and that have been federally insured for at least five years.) The Company expects to continue to benefit from the revised FDIC assessment methodology. Legal fees decreased $20,000 or 50.0% and totaled $20,000 for the six months ended December 31, 2016.

Federal Income Tax Expense

Federal income taxes expense totaled $299,000 for the six months ended December 31, 2016, compared to $330,000 in the prior year period. The effective tax rates were 35.2% and 25.9% for the six month periods ended December 31, 2016 and 2015, respectively.

Comparison of Operating Results for the Three Month Periods Ended December 31, 2016 and 2015

General

Net income totaled $254,000 for the three months ended December 31, 2016, a decrease of $150,000 or 37.1% from net income of $404,000 for the same period in 2015.

Net Interest Income

Net interest income after provision for loan losses decreased $225,000 or 8.5% to $2.4 million for the three month period just ended. Provision for losses on loans totaled $52,000 for the three months ended December 31, 2016, compared to no provision for losses on loans in the prior year quarter. The current period provision for losses on loans was attributed to loans written off during the quarter. Interest income decreased by $174,000, or 5.8%, to $2.8 million, while interest expense decreased $1,000 or 0.3% to $341,000 for the three months ended December 31, 2016, after amortization of fair value adjustments on interest bearing accounts.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2016 and 2015 (continued)

Interest income on loans decreased $182,000 or 6.3% to $2.7 million, due primarily to a decrease in the average rate earned on the loan portfolio. The average rate earned on the loan portfolio decreased 29 basis points to 4.42% for the three month period ended December 31, 2016, while the average balance of the loan portfolio decreased $528,000 or 0.21% to $245.5 million. Interest income on interest-bearing deposits and other increased $25,000 or 38.5% to $90,000 for the quarter just ended primarily as a result of a $3.2 million or 19.0% increase in the average balance which totaled $19.9 million for the most recent quarter ended, while the average rate earned increased 26 basis points to 1.81% compared to the period a year ago.

Interest expense on deposits decreased $16,000 or 6.0% to $252,000 for the three month period ended December 31, 2016, while interest expense on borrowings increased $15,000 or 20.3% to $89,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average balance of deposits and to a lesser extent a decrease in the average rate paid on deposits. The average balance of deposits decreased $9.6 million or 5.0% to $181.9 million for the most recent period, while the average balance paid on deposits decreased one basis point to 55 basis points. The decrease in average deposits was attributed to rate-sensitive deposit customers withdrawing funds to seek additional yield as the historically low interest rate environment continues. The increase in interest expense on borrowings was attributed primarily to higher average outstanding balances, while the rate paid on amounts outstanding decreased period to period. The average balance of borrowings outstanding increased $10.4 million or 32.9% to $42.0 million for the recently ended three month period, while the average rate paid on borrowings decreased 9 basis points to 85 basis points for the most recent period.

Net interest margin decreased slightly from 3.93% for the prior year quarterly period to 3.67% for the quarter ended December 31, 2016.

Provision for Losses on Loans

The Company recorded provision for losses on loans of $52,000 during the three months ended December 31, 2016, compared to no provision for the three months ended December 31, 2015, primarily due to loans charged off during the recently-ended quarter. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income totaled $76,000 for the three months ended December 31, 2016, a decrease of $50,000 or 39.7% from the same period in 2015, primarily due unfavorable results associated with REO and a decrease in net gains on sale of loans. Net gain on sale of REO decreased $36,000 or 97.3% and totaled $1,000 for the recently ended quarter compared to the prior year, while unfavorable valuation adjustments for REO increased from $21,000 for the prior year period to $25,000 for the period just ended, a decrease of $4,000 or 19.0%.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended December 31, 2016 and 2015 (continued)

Non-interest Expense

Non-interest expense decreased $68,000 or 3.1% and totaled $2.1 million for the three months ended December 31, 2016. The Company’s reversal of FDIC insurance premiums totaled $12,000 for the three months ended December 31, 2016, and was due to changes in the assessment methodology utilized by the FDIC. Such changes were discussed herein above. Employee compensation and benefits decreased $49,000 or 3.6% to $1.3 million for the quarterly period, primarily due to a decrease in funding of the Company’s defined benefit retirement plan. Plan contributions totaled $174,000 during the three-month period just ended compared to $206,000 in the three-month period a year ago. Foreclosure and OREO expenses, net increased $22,000 or 88.0% and totaled $47,000 for the recently ended period, primarily associated with additional REO added during the quarter. Outside service fees totaled $54,000, an increase of $11,000 or 25.6%, for the recently ended quarter as a result of outside professional fees.

Federal Income Tax Expense

Federal income taxes expense totaled $139,000 for the three months ended December 31, 2016, compared to $196,000 in the prior year period. The effective tax rates were 35.4% and 32.7% for the three-month periods ended December 31, 2016 and 2015, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2016, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)         The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2016.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

October 1-31, 2016	—	$—	—	60,323
November 1-30, 2016	—	$—	—	60,323
December 1-31, 2016	—	$—	—	60,323

(1)	On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.1	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report

On Form 10-Q for the quarter ended December 31, 2016 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2017	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date	February 14, 2017	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

