Form 10-Q
period 2017-03-31
Kentucky First Federal Bancorp
filed 2017-05-16
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended                                   March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months or such shorter period that the issuer was required to file such reports and (2) has been subject to such filing requirements for the past ninety days:  Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 9, 2017, the latest practicable date, the Corporation had 8,444,515 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2017	2016
ASSETS

Cash and due from financial institutions	$4,691	$4,297
Interest-bearing demand deposits	7,962	8,811
Cash and cash equivalents	12,653	13,108

Time deposits in other financial institutions	5,199	3,711
Securities available for sale	77	134
Securities held-to-maturity, at amortized cost- approximate fair value of $2,171 and $4,151 at March 31, 2017 and June 30, 2016, respectively	2,131	4,079
Loans held for sale	195	—
Loans, net of allowance of $1,515 at March 31, 2017 and June 30, 2016	253,200	238,468
Real estate owned, net	487	527
Premises and equipment, net	5,821	6,022
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	677	710
Bank-owned life insurance	3,135	3,064
Goodwill	14,507	14,507
Prepaid federal income taxes	212	93
Prepaid expenses and other assets	490	966

Total assets	$305,266	$291,871

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$181,619	$188,572
Federal Home Loan Bank advances	53,839	33,211
Advances by borrowers for taxes and insurance	552	741
Accrued interest payable	30	22
Deferred federal income taxes	738	642
Deferred revenue	582	595
Other liabilities	659	573
Total liabilities	238,019	224,356

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,075	34,639
Retained earnings	34,336	34,732
Unearned employee stock ownership plan (ESOP), 89,628 shares and 103,636 shares at March 31, 2017 and June 30, 2016, respectively	(896)	(1,036)
Treasury shares at cost, 151,549 and 112,563 common shares at March 31, 2017 and June 30, 2016, respectively	(1,355)	(937)
Accumulated other comprehensive income	1	31
Total shareholders’ equity	67,247	67,515

Total liabilities and shareholders’ equity	$305,266	$291,871

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
Interest income
Loans, including fees	$8,151	$8,542	$2,746	$2,756
Mortgage-backed securities	45	73	14	29
Other securities	10	17	4	7
Interest-bearing deposits and other	257	195	99	66
Total interest income	8,463	8,827	2,863	2,858

Interest expense
Interest-bearing demand deposits	16	19	5	5
Savings	191	195	64	65
Certificates of Deposit	550	591	189	187
Deposits	757	805	258	257
Borrowings	289	228	119	84
Total interest expense	1,046	1,033	377	341
Net interest income	7,417	7,794	2,486	2,517
Provision for loan losses	222	11	166	—
Net interest income after provision for loan losses	7,195	7,783	2,320	2,517

Non-interest income
Earnings on bank-owned life insurance	71	70	24	23
Net gain on sales of loans	10	41	1	—
Net gain on sales of real estate owned	65	52	(9)	(1)
Valuation adjustments of real estate owned	(83)	(150)	(58)	(111)
Net gain on sale of investments	64	—	64	—
Other	207	208	68	70
Total non-interest income	334	221	90	(19)
Non-interest expense
Employee compensation and benefits	4,005	4,082	1,350	1,443
Occupancy and equipment	521	483	168	167
Outside service fees	129	121	34	30
Legal fees	26	67	6	27
Data processing	294	290	101	99
Auditing and accounting	243	195	85	65
FDIC insurance premiums	70	159	22	49
Franchise and other taxes	180	188	59	61
Foreclosure and real estate owned expenses (net)	95	73	27	20
Other	854	815	296	278
Total non-interest expense	6,417	6,473	2,148	2,239

Income before income taxes	1,112	1,531	262	259

Federal income tax expense	393	411	94	81

NET INCOME	$719	$1,120	$168	$178

EARNINGS PER SHARE
Basic and diluted	$0.09	$0.13	$0.02	$0.02
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016

Net income	$719	$1,120	$168	$178

Other comprehensive gains (losses), net of tax:
Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $6, $(8), $(12) and $(3) during the respective periods	12	(16)	(24)	(5)
Less: Reclassification adjustment for gains included in net income, net of taxes of $22, $0, $22 and $0 during the respective periods	42	—	42	—
Total other comprehensive loss	(30)	(16)	(66)	(5)
Comprehensive income	$689	$1,104	$102	$173

See accompanying notes.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net income	$719	$1,120
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	256	212
Accretion of purchased loan credit discount	(137)	(116)
Amortization of purchased loan premium	11	13
Amortization of deferred loan origination costs	47	23
Amortization of premiums on investment securities	43	59
Amortization of premiums on deposits	(35)	(63)
Net gain on sale of investments	(64)	—
Net gain on sale of loans	(10)	(41)
Net gain on sale of real estate owned	(65)	(52)
Valuation adjustments of real estate owned	83	150
Deferred gain on sale of real estate owned	(13)	(11)
ESOP compensation expense	158	138
Earnings on bank-owned life insurance	(71)	(70)
Provision for loan losses	222	11
Origination of loans held for sale	(653)	(1,019)
Proceeds from loans held for sale	468	1,160
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	33	35
Prepaid expenses and other assets	476	111
Accrued interest payable	8	(2)
Other liabilities	86	(18)
Federal income taxes	(8)	(33)
Net cash provided by operating activities	1,554	1,607

Cash flows from investing activities:
Purchase of held-to-maturity U.S. Treasury notes	(6,499)	(11,000)
Purchase of term deposits in other financial institutions	(1,488)	—
Securities maturities, prepayments and calls:
Held to maturity	8,404	12,613
Available for sale	4	9
Proceeds from sale of investments	72	—
Loans originated for investment, net of principal collected	(15,533)	4,422
Proceeds from sale of real estate owned	710	812
Additions to real estate owned	(30)	(114)
Additions to premises and equipment, net	(55)	(1,016)
Net cash provided by (used in) investing activities	(14,415)	5,726

Cash flows from financing activities:
Net decrease in deposits	(6,918)	(9,237)
Payments by borrowers for taxes and insurance, net	(189)	(213)
Proceeds from Federal Home Loan Bank advances	35,600	28,700
Repayments on Federal Home Loan Bank advances	(14,972)	(21,543)
Dividends paid on common stock	(1,115)	(1,108)
Net cash provided by (used in) financing activities	12,406	(3,401)

Net increase (decrease) in cash and cash equivalents	(455)	3,932

Beginning cash and cash equivalents	13,108	13,635

Ending cash and cash equivalents	$12,653	$17,567

See accompanying notes.

6

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2017	2016

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$400	$460

Interest on deposits and borrowings	$1,073	$1,098

Transfers of loans to real estate owned, net	$688	$399

Loans made on sale of real estate owned	$214	$534

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2017

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2017, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2016 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2016 filed with the Securities and Exchange Commission.

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

March 31, 2017

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
(in thousands)	2017	2016	2017	2016

Net income allocated to common shareholders, basic and diluted	$719	$1,120	$168	$178

	Nine months ended March 31,		Three months ended March 31,
	2017	2016	2017	2016
Weighted average common shares outstanding, basic and diluted	8,342,203	8,321,890	8,350,270	8,326,593

There were no stock option shares outstanding for the nine month period ended March 31, 2017 and the three-month periods ended March 31, 2017 and 2016. There were 189,322 weighted stock option shares outstanding for the nine-month period ended March 31, 2016, which were antidilutive for the period. All of the options previously granted expired December 13, 2015.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2017 and June 30, 2016, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2017
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$76	$1	$—	$77

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,630	$48	$8	$1,670
Agency bonds	501	—	—	501
	$2,131	$48	$8	$2,171

		June 30, 2016
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$79	$2	$—	$81
FHLMC stock	8	45	—	53
	$87	$47	$—	$134

Held-to-maturity Securities
Agency mortgage-backed: residential	$2,048	$70	$2	$2,118
Agency bonds	2,031	2	1	2,033
	$4,079	$72	$3	$4,151

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

3. Investment Securities (continued)

At March 31, 2017, the Company’s debt securities consist of agency bonds, and mortgage-backed securities. Mortgage-backed securities do not have a single maturity date. The amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity. Securities not due at a single maturity date are shown separately.

	March 31, 2017
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Within one year	$501	$501
Mortgage-backed	1,630	1,670
	$2 131	$2 171

Our pledged securities totaled $2.2 million and $1.7 million at March 31, 2017, and June 30, 2016, respectively.

The Company sold its Federal Home Loan Mortgage Company (FHLMC or Freddie Mac) stock in March 2017.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2017	2016

Residential real estate
One- to four-family	$194,057	$186,125
Multi-family	15,725	15,559
Construction	2,881	2,809
Land	1,169	1,186
Farm	2,069	1,735
Nonresidential real estate	28,407	27,138
Commercial nonmortgage	2,400	1,847
Consumer and other:
Loans on deposits	1,666	1,813
Home equity	6,906	6,155
Automobile	44	69
Unsecured	350	552
	255,674	244,988

Undisbursed portion of loans in process	(995)	(5,118)
Deferred loan origination costs	36	113
Allowance for loan losses	(1,515)	(1,515)
	$253,200	$238,468

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2017:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$862	$182	$(221)	$2	$825
Multi-family	192	25	—	—	217
Construction	5	—	—	—	5
Land	2	—			2
Farm	3	1	—	—	4
Nonresidential real estate	217	26	—	—	243
Commercial nonmortgage	18	(14)	—	—	4
Consumer and other:
Loans on deposits	4	(1)	—	—	3
Home equity	11	1	—	—	12
Automobile	—	—	—	—	—
Unsecured	1	2	(5)	2	—
Unallocated	200	—	—	—	200
Totals	$1,515	$222	$(226)	$4	$1,515

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$801	$148	$(126)	$2	$825
Multi-family	211	6	—	—	217
Construction	4	1	—	—	5
Land	3	(1)	—	—	2
Farm	4	—	—	—	4
Nonresidential real estate	230	13	—	—	243
Commercial nonmortgage	4	—	—	—	4
Consumer and other:
Loans on deposits	3	—	—	—	3
Home equity	12	—	—	—	12
Automobile	—	—	—	—	—
Unsecured	1	(1)	—	—	—
Unallocated	200	—	—	—	200
Totals	$1,473	$166	$(126)	$2	$1,515

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,059	$(190)	$(17)	$11	$863
Multi-family	94	102	—	—	196
Construction	21	(14)	—	—	7
Land	7	(3)			4
Farm	9	(5)	—	—	4
Nonresidential real estate	121	123	—	—	244
Commercial nonmortgage	10	(1)	—	—	9
Consumer and other:
Loans on deposits	13	(6)	—	—	7
Home equity	31	(11)	—	—	20
Automobile	—	—	—	—	—
Unsecured	3	(1)	—	—	2
Unallocated	200	17	—	—	217
Totals	$1,568	$11	$(17)	$11	$1,573

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$1,045	$(187)	$(4)	$9	$863
Multi-family	96	100	—	—	196
Construction	14	(7)	—	—	7
Land	8	(4)	—	—	4
Farm	9	(5)	—	—	4
Nonresidential real estate	143	101	—	—	244
Commercial nonmortgage	10	(1)	—	—	9
Consumer and other:
Loans on deposits	11	(4)	—	—	7
Home equity	30	(10)	—	—	20
Automobile	—	—	—	—	—
Unsecured	2	—	—	—	2
Unallocated	200	17	—	—	217
Totals	$1,568	$—	$(4)	$9	$1,573

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2017. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality.

March 31, 2017:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,159	$1,706	$5,865	$—	$—	$—

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$188,192	$825	$—	$825
Multi-family			15,725	217	—	217
Construction			2,881	5	—	5
Land			1,169	2	—	2
Farm			2,069	4	—	4
Nonresidential real estate			28,407	243	—	243
Commercial nonmortgage			2,400	4	—	4
Consumer:
Loans on deposits			1,666	3	—	3
Home equity			6,906	12	—	12
Automobile			44	—	—	—
Unsecured			350	—	—	—
Unallocated			—	—	200	200
			249,809	1,315	200	1,515
			$255,674	$1,315	$200	$1,515

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31, 2017 and 2016:

March 31, 2017:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$4,159	$—	$3,871	$7	$7
Purchased credit-impaired loans	1,706	—	1,981	57	57
	5,865	—	5,852	64	64
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,865	$—	$5,852	$64	$64

March 31, 2016:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,260	$—	$3,081	$7	$7
Purchased credit-impaired loans	2,391	—	2,833	53	53
	5,651	—	5,914	60	60
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,651	$—	$5,914	$60	$60

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended March 31, 2017 and 2016:

March 31, 2017:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$4,159	$—	$4,050	$4	$4
Purchased credit-impaired loans	1,706	—	1,762	17	17
	5,865	—	5,812	21	21
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,865	$—	$5,812	$21	$21

March 31, 2016:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,260	$—	$3,127	$2	$2
Purchased credit-impaired loans	2,391	—	2,439	19	19
	5,651	—	5,566	21	21
With an allowance recorded:
One- to four-family	—	—	—	—	—
	$5,651	$—	$5,566	$21	$21

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

4. Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2017 and June 30, 2016:

	March 31, 2017		June 30, 2016
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$5,131	$1,363	$4,785	$2,166
Nonresidential real estate and land	150	—	173	—
Consumer	5	—	11	—
	$5,286	$1,363	$4,969	$2,166

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At March 31, 2017 and June 30, 2016, the Company had $1.6 million and $1.8 million of loans classified as TDRs, respectively. Of the TDRs at March 31, 2017, approximately 18.5% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

The following table presents TDRs by loan type at March 31, 2017 and June 30, 2016, and their performance, by modification type:

(dollars in thousands)	Number of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	TDRs Performing to Modified Terms	TDRs Not Performing to Modified Terms

March 31, 2017
Residential Real Estate:
1-4 Family	33	$1,970	$1,572	$666	$906

June 30, 2016
Residential Real Estate:
1-4 Family	35	$2,136	$1,835	$1,318	$517

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

4. Loans receivable (continued)

There were no troubled loans modified during the three months ended March 31, 2017 or 2016.

The following table summarizes TDR loan modifications that occurred during the nine months ended March 31, 2017 and 2016, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Nine months ended March 31, 2017
Residential real estate:
Terms extended	$97	$—	$97

Nine months ended March 31, 2016
Residential real estate:
Terms extended	$3	$—	$3

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of March 31, 2017 or at June 30, 2016. The Company had no commitments to lend on loans classified as TDRs at March 31, 2017 or June 30, 2016.

One TDR with a carrying value of $3,000 defaulted during the nine- and three-month periods ended March 31, 2017, and is in the foreclosure process as of the date of this filing. There were no TDRs that defaulted during the nine- or three- month periods ended March 31, 2016.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2017, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,388	$2,304	$6,692	$187,365	$194,057
Multi-family	—	—	—	15,725	15,725
Construction	—	—	—	2,881	2,881
Land	—	—	—	1,169	1,169
Farm	548	—	548	1,521	2,069
Nonresidential real estate	—	133	133	28,274	28,407
Commercial non-mortgage	—	—	—	2,400	2,400
Consumer and other:
Loans on deposits	—	—	—	1,666	1,666
Home equity	11	11	22	6,884	6,906
Automobile	—	—	—	44	44
Unsecured	5	—	5	345	350
Total	$4,952	$2,448	$7,400	$248,274	$255,674

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2016, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,712	$4,377	$10,089	$176,036	$186,125
Multi-family	—	—	—	15,559	15,559
Construction	548	—	548	2,261	2,809
Land	—	—	—	1,186	1,186
Farm	—	—	—	1,735	1,735
Nonresidential real estate	—	153	153	26,985	27,138
Commercial nonmortgage	—	—	—	1,847	1,847
Consumer:
Loans on deposits	—	—	—	1,813	1,813
Home equity	37	—	37	6,118	6,155
Automobile	—	—	—	69	69
Unsecured	9	—	9	543	552
Total	$6,306	$4,530	$10,836	$234,152	$244,988

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

March 31, 2017

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$—	$6,002	$11,348	$—	$176,741
Multi-family	15,394	—	331	—	—
Construction	2,881	—	—	—	—
Land	1,135	—	—	—	—
Farm	1,533	—	536	—	—
Nonresidential real estate	28,258	—	149	—	—
Commercial nonmortgage	2,400	—	—	—	—
Consumer:
Loans on deposits	1,666	—	—	—	—
Home equity	6,890	—	16	—	—
Automobile	44	—	—	—	—
Unsecured	316	29	5	—	—
	$60,517	$6,031	$12,385	$—	$176,741

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $388,000 and $464,000 at March 31, 2017 and June 30, 2016, respectively, is as follows:

(in thousands)	March 31, 2017	June 30, 2016

One- to four-family residential real estate	$1,706	$2,146
Nonresidential real estate	—	164
Outstanding balance	$1,706	$2,310

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended March 31, 2017	Nine months ended March 31, 2017	Twelve months ended June 30, 2016

Balance at beginning of period	$900	$981	$1,021
Accretion of income	(45)	(137)	(164)
Reclassifications from nonaccretable difference	—	60	124
Disposals, net of recoveries	(114)	(163)	—
Balance at end of period	$741	$741	$981

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2016, nor for the nine- or three-month periods ended March 31, 2017. Neither were any allowance for loan losses reversed during those periods.

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

Level 1- Quoted prices in active markets for identical assets or liabilities.

Level 2- Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

March 31, 2017

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2017
Agency mortgage-backed: residential	$77	$—	$77	$—

June 30, 2016
Agency mortgage-backed: residential	$81	$—	$81	$—
FHLMC stock	53	—	53	—
	$134	$—	$134	$—

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2017
Other real estate owned, net
One- to four-family	$40	—	—	$40
Land	79	—	—	79

June 30, 2016
Other real estate owned, net
One- to four-family	$274	—	—	$274
Land	79	—	—	79

There were no impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at March 31, 2017, and June 30, 2016. There was no specific provision made for the nine month periods ended March 31, 2017 or 2016.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $119,000 and $353,000 at March 31, 2017 and June 30, 2016, respectively. Other real estate owned was written down $83,000 and $150,000 during the nine months ended March 31, 2017 and 2016, respectively.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2017 and June 30, 2016:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
March 31, 2017	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$40	Sales comparison approach	Adjustments for differences between comparable sales	-14.4% to 45.8% (28.1%)
Land	$79	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.0%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2016	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
1-4 family	$274	Sales comparison approach	Adjustments for differences between comparable sales	-24.0% to 15.2% (-5.1%)
Land	$79	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.0%)

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

March 31, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at March 31, 2017 and June 30, 2016:

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at March 31, 2017 and June 30, 2016, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2017 and June 30, 2016 are as follows:

		Fair Value Measurements at
(in thousands)	Carrying	March 31, 2017 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$12,653	$12,653			$12,653
Term deposits in other financial institutions	5,199	5,199			5,199
Available-for-sale securities	77		$77		77
Held-to-maturity securities	2,131		2,171		2,171
Loans held for sale	195		195		195
Loans receivable - net	253,200			258,867	258,867
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	677		17	660	677

Financial liabilities
Deposits	$181,619	$80,344	$101,262		181,606
Federal Home Loan Bank advances	53,839		54,039		54,039
Advances by borrowers for taxes and insurance	552	552			552
Accrued interest payable	30		30		30

		Fair Value Measurements at
(in thousands)	Carrying	June 30, 2016 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,108	$13,108			$13,108
Term deposits in other financial institutions	3,711	3,711			3,711
Available-for-sale securities	134		$134		134
Held-to-maturity securities	4,079		4,151		4,151
Loans receivable – net	238,468			$242,456	242,456
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	710		21	689	710

Financial liabilities
Deposits	$188,572	$81,814	$106,820		$188,634
Federal Home Loan Bank advances	33,211		33,517		33,517
Advances by borrowers for taxes and insurance	741	741			741
Accrued interest payable	22		22		22

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2017

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Three months ended March 31, 2017	Nine months ended March 31, 2017

Beginning balance	$67	$31

Other comprehensive income before reclassification	(24)	12
Amounts reclassified from accumulated other comprehensive income	(42)	(42)
Net current period other comprehensive loss	(66)	(30)
Ending balance	$1	$1

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended March 31,
(in thousands)	2017	2016

Unrealized holding gains (losses) on available-for-sale securities	$(45)	$(24)
Tax effect	(15)	(8)
Net-of-tax amount	$(30)	$(16)

	Three months ended March 31,
(in thousands)	2017	2016

Unrealized holding gains (losses) on available-for-sale securities	$(100)	$(8)
Tax effect	(34)	(3)
Net-of-tax amount	$(66)	$(5)

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

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2017			2016
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$246,085	$8,151	4.42%	$245,362	$8,542	4.64%
Mortgage-backed securities	1,931	45	3.11	2,582	73	3.77
Other securities	2,147	10	0.62	3,951	17	0.57
Other interest-earning assets	19,544	257	1.75	16,954	195	1.53
Total interest-earning assets	269,707	8,463	4.18	268,849	8,827	4.38

Less: Allowance for loan losses	(1,484)			(1,568)
Non-interest-earning assets	30,006			30,126
Total assets	$298,229			$297,407

Interest-bearing liabilities:
Demand deposits	$15,734	$16	0.14%	$6,511	$19	0.39%
Savings	62,755	191	0.41	74,156	195	0.35
Certificates of deposit	103,161	550	0.71	110,958	591	0.71
Total deposits	181,650	757	0.56	191,625	805	0.56
Borrowings	42,288	289	0.91	32,234	228	0.94
Total interest-bearing liabilities	223,938	1,046	0.62	223,859	1,033	0.62

Noninterest-bearing demand deposits	4,330			3,752
Noninterest-bearing liabilities	2,513			2,522
Total liabilities	230,781			230,133

Shareholders’ equity	67,448			67,274
Total liabilities and shareholders’ equity	$298,229			$297,407
Net interest income/average yield		$7,417	3.56%		$7,794	3.76%
Net interest margin			3.67%			3.87%
Average interest-earning assets to average interest-bearing liabilities			120.44%			120.10%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three month periods ended March 31, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2017			2016
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [2]	$251,355	$2,746	4.37%	$243,726	$2,756	4.52%
Mortgage-backed securities	1,788	14	3.13	2,377	29	4.88
Other securities	2,281	4	0.70	5,020	7	0.56
Other interest-earning assets	18,993	99	2.09	18,757	66	1.41
Total interest-earning assets	274,417	2,863	4.17	269,880	2,858	4.23

Less: Allowance for loan losses	(1,471)			(1,568)
Non-interest-earning assets	30,375			31,441
Total assets	$303,321			$299,753

Interest-bearing liabilities:
Demand deposits	$15,647	$5	0.13%	$8,179	$5	0.25%
Savings	62,282	64	0.41	71,795	65	0.36
Certificates of deposit	101,356	189	0.75	108,452	187	0.69
Total deposits	179,285	258	0.58	188,426	257	0.55
Borrowings	49,873	119	0.95	37,283	84	0.90
Total interest-bearing liabilities	229,158	377	0.66	225,709	341	0.60

Noninterest-bearing demand deposits	2,257			3,704
Noninterest-bearing liabilities	4,407			2,285
Total liabilities	235,822			231,698

Shareholders’ equity	67,499			68,055
Total liabilities and shareholders’ equity	$303,321			$299,753
Net interest income/average yield		$2,486	3.51%		$2,517	3.63%
Net interest margin			3.62%			3.73%
Average interest-earning assets to average interest-bearing liabilities			119.75%			119.57%

2 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to March 31, 2017

Assets: At March 31, 2017, the Company’s assets totaled $305.3 million, an increase of $13.4 million, or 4.6%, from total assets at June 30, 2016. This increase was attributed primarily to an increase in loans and time deposits in other financial institutions.

Cash and cash equivalents: Cash and cash equivalents decreased by $455,000 or 3.5% to $12.7 million at March 31, 2017.

Time deposits in other financial institutions: Time deposits in other financial institutions increased by $1.5 million or 40.1% to $5.2 million at March 31, 2017, as we seek to earn a higher interest rate on short-term liquidity.

Investment securities: At March 31, 2017 our securities portfolio consisted of agency bonds and mortgage-backed securities. Investment securities decreased $2.0 million or 47.6% to $2.1 million at March 31, 2017.

Loans: Loans receivable, net, increased by $14.7 million or 6.2% to $253.2 million at March 31, 2017. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans:  At March 31, 2017, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.6 million, or 2.6% of total loans (including loans purchased in the acquisition), compared to $7.1 million or 2.9%, of total loans at June 30, 2016.  The Company’s allowance for loan losses totaled $1.5 million at both March 31, 2017 and June 30, 2016. The allowance for loan losses at March 31, 2017, represented 22.8% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2016, the allowance represented 21.2% of nonperforming loans and 0.6% of total loans.

The Company had $12.9 million in assets classified as substandard for regulatory purposes at March 31, 2017, including loans ($12.4 million) and real estate owned (“REO”) ($487,000), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired) was 4.9% and 5.1% at March 31, 2017 and June 30, 2016, respectively. Of substandard loans, 95.5% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to March 31, 2017 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2017	June 30, 2016

Substandard assets	$12,872	$13,015
Doubtful assets	—	—
Loss assets	—	—
Total classified assets	$12,872	$13,015

At March 31, 2017, the Company’s real estate acquired through foreclosure represented 3.8% of substandard assets compared to 4.0% at June 30, 2016. During the nine months ended March 31, 2017, the Company sold property with a carrying value of $646,000 for $678,000, while during the year ended June 30, 2016, property with a carrying value of $727,000 was sold for $822,000. During the nine months ended March 31, 2017, the Company made $214,000 in loans to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2016, $741,000 in loans to facilitate an exchange were made. The Company defers recognition of any gain on loans to facilitate an exchange until the proper time in the future according to ASC topic 360, Property, Plant and Equipment. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $347,000 and $375,000 at March 31, 2017 and June 30, 2016, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to March 31, 2017 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2017		June 30, 2016
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

Single family, non-owner occupied	10	$459	5	$445
Building lot	2	28	3	82
Total REO	12	$487	8	$527

At March 31, 2017 and June 30, 2016, the Company had $6.0 million and $7.3 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: At March 31, 2017, the Company’s liabilities totaled $238.0 million, an increase of $13.7 million, or 6.1%, from total liabilities at June 30, 2016. The increase in liabilities was attributed primarily to an increase of $20.6 million or 62.1% in FHLB advances, which totaled $53.8 million at quarter end compared to June 30, 2016, and was partially offset by a $7.0 million or 3.7% decrease in deposits which totaled $181.6 million at March 31, 2017. Deposit customers continue seeking higher yields on their funds in the current low-rate environment with some turning to non-insured investments. As deposits have continued to decrease, we have utilized short-term FHLB advances as replacement funding.

Shareholders’ Equity: At March 31, 2017, the Company’s shareholders’ equity totaled $67.2 million, a decrease of $268,000 or 0.4% from the June 30, 2016 total. The change in shareholders equity was primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2016 to March 31, 2017 (continued)

The Company paid dividends of $1.1 million or 155.1% of net income for the nine month period just ended. On July 7, 2016, the members of First Federal MHC for the fifth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2017. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2016 for additional discussion regarding dividends.

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2017 and 2016

General

Net earnings totaled $719,000 or $0.09 diluted earnings per share for the nine months ended March 31, 2017, compared to net earnings of $1.1 million or $0.13 diluted earnings per share for the nine months ended March 31, 2016, a decrease of $401,000 or 35.8%. The decrease in net earnings was primarily attributable to lower net interest income and higher provision for loan losses while being somewhat offset by higher non-interest income and lower non-interest expense.

Net Interest Income

Net interest income before provision for loan losses decreased $377,000 or 4.8% and totaled $7.4 million for the nine months ended March 31, 2017, compared to the nine months ended a year earlier chiefly due to a decrease in interest income. Interest income decreased $364,000 or 4.1%, to $8.5 million, while interest expense increased $13,000 or 1.3% to $1.0 million for the nine months ended March 31, 2017, after amortization of fair value adjustments on interest bearing accounts.

Interest income on loans decreased $391,000 or 4.6% to $8.2 million, due primarily to a decrease in the average rate earned on the loan portfolio, which is a result of the continued low interest rate environment. The average rate earned on loans outstanding decreased 22 basis points to 4.42% for the nine month period just ended, while the average balance of loans outstanding increased $723,000 to $246.1 million. Interest from interest-bearing deposits and other increased $62,000 or 31.8% to $257,000 for the nine months ended March 31, 2017, as the average balance increased $2.6 million or 15.3% to $19.5 million for the recently ended period, while the average rate earned increased 22 basis points to 1.75% compared to the period a year ago.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2017 and 2016 (continued)

Net Interest Income (continued)

Interest expense on deposits decreased $48,000 or 6.0% to $757,000 for the nine month period ended March 31, 2017, due to a decrease in the average balance of deposits outstanding. Average deposits outstanding decreased $10.0 million or 5.2% to $181.7 million for the recently ended nine month period, while the average rate paid on deposits remained steady at 56 basis points for both nine-month periods. Interest expense on borrowings increased $61,000 or 26.8% to $289,000 for the nine month period ended March 31, 2017, compared to the prior year period. The increase in interest expense on borrowings was attributed to a higher average balance outstanding, which increased $10.0 million or 31.2% to $42.3 million, while the average rate paid on borrowings decreased three basis points to 91 basis points for the recently ended period.

Net interest margin decreased from 3.87% for the prior year period to 3.67% for the nine months ended March 31, 2017.

Provision for Losses on Loans

The Company recorded $222,000 in provision for losses on loans during the nine months ended March 31, 2017, compared to a provision of $11,000 for the nine months ended March 31, 2016. The increased provision was primarily due to loans charged off during the quarter recently ended. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income increased $113,000 or 51.1% to $334,000 for the nine months ended March 31, 2017, due chiefly to gain recognized on the sale of investments and decreased charges associated with REO. The Company sold its investment in Fedeal Home Loan Mortgage Company (“Freddie Mac”) stock during the recently ended quarter and recognized gain of $64,000, while REO charges decreased for the recently-ended period. Net gain on sale of REO increased $13,000 or 25.0% to $65,000 for the recently ended nine month period compared to gain of $52,000 for the nine-month period in the prior year. Unfavorable valuation adjustments on REO decreased $67,000 or 44.7% to $83,000 for the nine month period just ended compared to the prior year. Somewhat offsetting the positive results from the gain on sale of investments and REO activity was a decrease of $31,000 or 75.6% in net gain on sales of loans, which totaled $10,000 for the nine months ended March 31, 2017.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine Month Periods Ended March 31, 2017 and 2016 (continued)

Non-interest Expense

Non-interest expense totaled $6.4 million and $6.5 million for the nine months ended March 31, 2017 and 2016, respectively, a decrease of $56,000 or 0.9% period to period. The decrease was primarily related to lower FDIC insurance premiums, employee compensation and other benefits as well as legal fees, while being somewhat offset by increases in occupancy and equipment expense, foreclosure and REO expenses, net, as well as other non-interest expenses. FDIC insurance premiums decreased $89,000 or 56.0% and totaled $70,000 for the nine months just ended as a result of a change in the assessment system. FDIC regulations provide for several changes when the Deposit Insurance Fund reserve ratio first reaches or exceeds 1.15 percent, which it did on June 30, 2016. In addition, the April 2016 final rule adopted by the FDIC Board of Directors amends the way insurance assessment rates are calculated for established small banks (generally banks that have less than $10 billion in assets and that have been federally insured for at least five years.) The Company expects to continue to benefit from the revised FDIC assessment methodology. Employee compensation and benefits decreased $77,000 or 1.9% to $4.0 million for the nine months ended March 31, 2017, due primarily to lower retirement plan expense and employee compensation. Plan contributions totaled $521,000 during the nine-month period just ended compared to $557,000 in the nine-month period a year ago, while employee compensation expense decreased period to period. Compensation paid to employees decreased $32,000 or 1.2% to $2.6 million for the nine months ended March 31, 2017, while deferral of compensation costs attributed to loan origination also resulted in lower overall expense. Because deferred loan costs are comprised primarily of personnel costs, the Company generally recognizes lower compensation expense when loan originations exceed loan payoffs. Legal expense decreased $41,000 or 61.2% to $26,000 for the nine month period recently ended. Occupancy and equipment expense increased $38,000 or 7.9% to $521,000 for the nine month period recently ended compared to the 2016 period, primarily due to the Company’s additional office space. Foreclosure and REO expenses, net increased $22,000 or 30.1% to $95,000 for the nine months ended March 31, 2017 due to the transition of loan collateral to REO during the period. Other non-interest expense totaled $854,000 and $815,000 for the nine months ended March 31, 2017 and 2016, respectively, an increase of $39,000 or 4.8%, primarily as a result of advertising and data communications expenses.

Federal Income Tax Expense

Federal income taxes expense totaled $393,000 for the nine months ended March 31, 2017, compared to $411,000 in the prior year period. The effective tax rates were 35.3% and 26.8% for the nine month periods ended March 31, 2017 and 2016, respectively.

Comparison of Operating Results for the Three Month Periods Ended March 31, 2017 and 2016

General

Net income totaled $168,000 for the three months ended March 31, 2017, a decrease of $10,000 or 5.6% from net income of $178,000 for the same period in 2016.

Net Interest Income

Net interest income before provision for loan losses decreased $31,000 or 1.2% to $2.5 million for the three month period just ended. Interest income increased by $5,000, or 0.2%, to $2.9 million, while interest expense increased $36,000 or 10.6% to $377,000 for the three months ended March 31, 2017, after amortization of fair value adjustments on interest bearing accounts.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended March 31, 2017 and 2016

(continued)

Interest income on loans decreased $10,000 or 0.4% to $2.7 million, due primarily to a decrease in the average rate earned on the loan portfolio. The average rate earned on the loan portfolio decreased 15 basis points to 4.37% for the three month period ended March 31, 2017, while the average balance of the loan portfolio increased $7.6 million or 3.1% to $251.4 million. Interest income on mortgage-backed securities decreased $15,000 or 51.7% to $14,000 for the quarterly period just ended due to lower interest rate and volume of asset level. Interest income from interest-bearing deposits and other increased $33,000 or 50.0% to $99,000 for the quarter just ended primarily as a result of an increase in the average rate earned on those assets which increased 68 basis points to 2.1% compared to the period a year ago.

Interest expense on deposits increased $1,000 or 0.4% to $258,000 for the three month period ended March 31, 2017, while interest expense on borrowings increased $35,000 or 41.7% to $119,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits partially offset by a decrease in the average balance of deposits. The average balance of deposits decreased $9.1 million or 4.9% to $179.3 million for the most recent period, while the average rate paid on deposits increased 3 basis points to 58 basis points. The decrease in average deposits was attributed to rate-sensitive deposit customers withdrawing funds to seek additional yield. The increase in interest expense on borrowings was attributed primarily to higher average outstanding balances. The average balance of borrowings outstanding increased $12.6 million or 33.8% to $49.9 million for the recently ended three month period, while the average rate paid on borrowings increased 5 basis points to 95 basis points for the most recent period.

Net interest margin decreased from 3.73% for the prior year quarterly period to 3.62% for the quarter ended March 31, 2017.

Provision for Losses on Loans

The Company recorded provision for losses on loans of $166,000 during the three months ended March 31, 2017, compared to no provision for the three months ended March 31, 2016, primarily due to loans charged off during the recently-ended quarter. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income increased $109,000 to $90,000 for the quarter ended March 31, 2017, compared to the prior year quarter, primarily because of gain on the sale of investments and decreased charges associated with REO. The Company sold its investment in Freddie Mac stock during the recently ended quarter and recognized a gain of $64,000, while REO charges decreased $45,000 or 40.2% to $67,000 for the recently-ended quarterly period. Net loss on sale of REO increased $8,000 to $9,000 for the recently ended quarter compared to the prior year, while unfavorable valuation adjustments for REO decreased from $111,000 for the prior year period to $58,000 for the period just ended, a decrease of $53,000 or 47.7%.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended March 31, 2017 and 2016

(continued)

Non-interest Expense

Non-interest expense decreased $91,000 or 4.1% and totaled $2.1 million for the three months ended March 31, 2017, primarily due to decreased costs associated with employee compensation and benefits, FDIC insurance premiums and legal fees and were somewhat offset by increases in auditing and accounting and other non-interest expenses. Employee compensation and benefits decreased $93,000 or 6.4% to $1.4 million for the quarter just ended due to decreased employee compensation and decreased funding of the Company’s defined benefit retirement plan. Plan contributions totaled $173,000 during the three-month period just ended compared to $203,000 in the three-month period a year ago. FDIC insurance premiums for the three months ended March 31, 2017 decreased $27,000 or 55.1% to $22,000 and was due to changes in the assessment methodology utilized by the FDIC. Such changes were discussed herein above. Foreclosure and OREO expenses, net increased $7,000 or 35.0% and totaled $27,000 for the recently ended period, primarily associated with additional REO added during the quarter. Auditing and accounting expense totaled $85,000, an increase of $20,000 or 30.8%, for the recently ended quarter as a result of increased professional fees paid for compliance purposes.

Federal Income Tax Expense

Federal income taxes expense totaled $94,000 for the three months ended March 31, 2017, compared to $81,000 in the prior year period. The effective tax rates were 35.9% and 31.3% for the three-month periods ended March 31, 2017 and 2016, respectively. Federal income tax expense was reduced in the prior year due to the reversal of a FIN 48 reserve related to a previously received federal income tax refund.

Kentucky First Federal Bancorp

ITEM 3: Quantitative and Qualitative Disclosures About Market Risk

This item is not applicable as the Company is a smaller reporting company.

ITEM 4: Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report, and have concluded that the Company’s disclosure controls and procedures were effective for the purpose of ensuring that the information required to be disclosed in the reports that the Company files or submits under the Exchange Act with the Securities and Exchange Commission (the “SEC”) (1) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2017 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2016.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c)          The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2017.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

January 1-31, 2017	—	$—	—	60,323
February 1-28, 2017	—	$—	—	60,323
March 1-31, 2017	—	$—	—	60,323

(1)  On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report
On Form 10-Q for the quarter ended March 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 16, 2017	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 16, 2017	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

