Form 10-K
period 2017-06-30
Kentucky First Federal Bancorp
filed 2017-09-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2017

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “accelerated filer,” “large accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by nonaffiliates was $28.6 million as of December 31, 2016.

Number of shares of common stock outstanding as of September 13, 2017: 8,444,515

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.       Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2017. (Part II)

2.       Portions of Proxy Statement for the 2017 Annual Meeting of Stockholders. (Part III)

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

At June 30, 2017, Kentucky First had total assets of $308.5 million, deposits of $182.8 million and stockholders’ equity of $67.1 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2017, First Federal of Hazard had total assets of $70.3 million, net loans of $62.4 million, total mortgage-backed and other securities of $661,000, deposits of $46.0 million and total capital of $18.0 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2017, First Federal of Kentucky had total assets of $238.1 million, net loans of $195.8 million, total mortgage-backed and other securities of $896,000, deposits of $140.5 million and total capital of $44.6 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, per capita personal income in Perry County averaged $19,049 in 2015, compared to personal income of $25,082 in Kentucky and $29,979 in the United States. Total population in Perry County has remained stable over the last five years at approximately 29,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the trade, transportation and utilities industry (18.2%), the mining industry (17.3%), and the services sector, including health care (15.4%). During the last five years, the unemployment rate has been higher than most regions, and in June 2017, was 9.8%, compared to 5.1% in Kentucky and 4.4% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 50,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is government, which employs about 36.3% of the workforce followed by the services sector and the trade, transportation and utilities sector, which employ about 29.4% and 10.7% of the workforce, respectively. Despite this large, relatively stable source of employment, the unemployment rate was 5.0% for June 2017 after having experienced an unemployment rate which had ranged from 4.5 to 9.0% in prior years. The per capita income in Franklin County for 2015 averaged $26,857.

Boyle County has a population of approximately 29,000. The service sector, which employs about 42.9% of the work force, is the largest employer, while the trade, transportation and utilities sector is the next largest employer with approximately 20.3% of the workforce. Centre College is one of the larger employers in the community. The unemployment rate was 6.2% in June 2017, while the per capita income in Boyle County for 2015 (the most recent period for which information is available) averaged $22,534.

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

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2017, residential mortgage loans totaled $216.0 million, or 83.1%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of First Federal of Kentucky’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2017, the Company’s loan portfolio included $163.0 million in adjustable-rate residential mortgage loans, or 75.5%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. At June 30, 2017, construction loans totaled $2.4 million, or 0.9%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2017, multi-family loans totaled $15.7 million, or 6.0%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, condominiums and properties used for other purposes. At June 30, 2017, nonresidential totaled $29.2 million, or 11.2% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2017, commercial non-mortgage loans totaled $2.5 million, or 1.0%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2017, our consumer loan balance totaled $8.9 million, or 3.4%, of our total loan portfolio. Of the consumer loan balance at June 30, 2017, $6.9 million were home equity loans, $1.6 million were loans secured by savings deposits and $442,000 were automobile or unsecured loans.

Our home equity loans are made at First Federal of Kentucky and are made on the security of residential real estate and have terms of up to 15 years. Most of First Federal of Kentucky’s home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. First Federal of Kentucky does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. First Federal of Kentucky’s home equity loans require the monthly payment of 1.0% to 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. First Federal of Kentucky’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2017, the total outstanding home equity loans amounted to 2.6% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2017, loans on savings accounts totaled 0.6% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2017, totaled 0.2% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2017, $10.8 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management. First Federal of Hazard’s loan committee, consisting of its two senior officers, has authority to approve loans of up to $275,000. Loans above this amount and loans with non-standard terms such as longer repayment terms or high loan-to-value ratios, must be approved by our Board of Directors. First Federal of Kentucky’s loan approval process allows for various combinations of experienced bank officers to approve or deny loans which are one- to four-family properties totaling $350,000 or less. Loans that do not conform to this criteria must be submitted to the Board of Directors or Loan Committee composed of at least three directors, for approval.

It is the Company’s practice to record a lien on the real estate securing a loan. The Banks generally do not require title insurance, although it may be required for loans made in certain programs. The Banks do require fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area.

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2017, the regulatory limit on loans to one borrower was $2.8 million for First Federal of Hazard and $4.7 million for First Federal of Kentucky. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2017, no commitment losses were reflected in a separate liability.

Both Banks offer construction loans that either have a separate construction period of one year or less, approved with a simultaneous commitment for permanent financing, or a loan that has a construction phase of one year or less that is convertible to permanent financing.

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

Delinquencies. When a borrower fails to make a required loan payment, we take a number of steps to have the borrower cure the delinquency and restore the loan to current status. We make initial contact with the borrower when the loan becomes 15 days past due. Subsequently, bank staff, under the direct supervision of senior management and with consultation by the Banks’ attorneys, attempt to contact the borrower and determine their status and plans for resolving the delinquency. However, once a delinquency reaches 90 days, management considers foreclosure and, if the borrower has not provided a reasonable plan (such as selling the collateral, securing a commitment from another lender to refinance the loan or submitting a plan to repay the delinquent principal, interest, escrow, and late charges) the foreclosure suit may be initiated. In some cases, management may delay initiating the foreclosure suit if, in management’s opinion, the Banks’ chance of loss is minimal (such as with loans where the estimated value of the property greatly exceeds the amount of the loan) or if the original borrower is deceased or incapacitated. If a foreclosure action is initiated and the loan is not brought current, paid in full, or refinanced with another lender before the foreclosure sale, the real property securing the loan is sold at foreclosure. The Banks are represented at the foreclosure sale and in most cases will bid an amount equal to the Banks’ investment (including interest, advances for taxes and insurance, foreclosure costs, and attorney’s fees). If another bidder outbids the Bank, the Bank’s investment is received in full. If another bidder does not outbid the Banks, the Banks acquire the property and attempt to sell it to recover their investment.

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

At June 30, 2017, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae, but acquired an equity position in Freddie Mac along with the acquisition of CKF Bancorp. During the fiscal year ended June 30, 2017, the Company sold its Freddie Mac stock and recognized a gain of $64,000.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $3.2 million at June 30, 2017. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2017, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $7.1 million and $2.1 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2016 (the most recent period for which information is available,) First Federal of Hazard had a deposit market share of 10.0% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) and 1st Trust Bank, Inc. had Perry County deposit market shares of 42.4%, 18.6% and 26.9%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2016, (the most recent period for which information is available,) First Federal of Kentucky had deposit market share of 9.0%, 9.1% and 17.1% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Farmers Capital Bank Corporation (Farmers Bank and Capital Trust Company) at a 33.0% market share in the three-county area, Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 19.9% and Whitaker Bank Corporation of Kentucky at 11.6%. Farmers Capital Bank Corporation, Boyle Bancorp, Inc., and Whitaker Bank Corporation had assets at June 30, 2017, of $1.7 billion, $493.4 million and $1.7 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($1.1 billion in assets) and the Kentucky Employees Credit Union ($76.8 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2017, we had 69 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Capital Requirements. In July 2013, the Federal Reserve Board and the OCC approved a new rule that implemented the Basel III regulatory capital reforms. The capital regulations now require federal savings banks to meet four minimum capital standards: a 4.0% Tier 1 leverage ratio; a 4.5% common equity Tier 1 ratio; a 6.0% Tier 1 capital ratio; and an 8% Total capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard. The rules eliminated the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and would increase by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

As of June 30, 2017, current capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. At June 30, 2017, First Federal of Hazard and First Federal of Kentucky each met the qualified thrift lender test.

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

The Federal Deposit Insurance Corporation has set the assessment range at 1.5 to 30 basis points of total assets less tangible equity.

The Federal Deposit Insurance Corporation has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2017, of $2.0 million and $4.5 million, respectively.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $15.5 million and $115.2 million, plus 10% on the remainder. The first $15.5 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at the Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2017, the Banks met their reserve requirements.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive receipt of our dividends from Kentucky First. The Dodd-Frank Act addresses the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form. Beginning with the dividend paid in September 2012, First Federal MHC has annually sought member approval to obtain a waiver from the Federal Reserve Board to waive the MHC’s dividends from the Company. This effort has been successful each year, including an approval in 2017, which will cover quarterly dividends of $0.10 per common share through May 2018. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Future Legislation. On June 8, 2017, the U.S. House of Representatives passed the Financial CHOICE Act of 2017 (the “CHOICE Act”), which would amend, repeal, and replace certain portions of Dodd-Frank Act. The CHOICE Act contains a broad range of legislation that primarily affect larger banks. It also contains a range of provisions that would facilitate capital raising by community banks in both mutual and stock form, and simplify the regulation and examination of community banks and mutual holding companies.

Significant provisions of the CHOICE Act, as it relates to community banks, include the following: (i) a bank of any size that maintains a leverage capital ratio of at least 10% may elect to be regulated as a “qualifying banking organization,” and thereby would be exempt from laws and regulations that address capital and liquidity requirements, capital distributions to stockholders, and the enhanced prudential standards of the Dodd-Frank Act including mandatory stress testing, resolution plans and short-term debt and leverage limit requirements, as well as other laws and regulations. Qualifying banking organizations would also be considered “well capitalized” for purposes of the prompt corrective action rules, restrictions on brokered deposits, restrictions on interstate branching and merger transactions, and other laws and regulations; (ii) the small bank holding company exemption would be increased from $1.0 billion to $10.0 billion; (iii) mutual and stock federal savings banks would be able to elect to exercise the same powers as national banks without converting charters; and (iv) the establishment of a safe-harbor from “ability to repay” requirements for mortgage loans held by a depository institution since their origination.

With respect to the Securities and Exchange Commission and corporate governance compliance, the CHOICE Act reverses a number of changes required by the Dodd-Frank Act. These include: prohibiting universal proxy ballots in proxy contests; modernizing stockholder proposal thresholds; repealing the requirement that publicly traded companies disclose the ratio of median employee versus CEO pay; and increasing the exemption from complying with an outside auditor’s attestation of a company’s internal financial controls to issuers with market capitalizations of up to $500 million.

Under the CHOICE Act, all federally-chartered mutual holding companies would be permitted to waive the receipt of dividends from their mid-tier holding company or savings bank subsidiaries without obtaining a member vote and without dilution to minority stockholders in the event the mutual holding company converts to stock form at a future date.

Management believes that, if enacted, the CHOICE Act would provide substantial benefits to community banks and their holding companies. There can be no assurance, however, that the CHOICE Act or any of its provisions will be enacted into law.

Federal and State Taxation

General. We report our income on a fiscal year basis using the accrual method of accounting.

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2013 and later. For the 2017 fiscal year, First Federal of Hazard’s and Frankfort First’s maximum federal income tax rate was 34.0%.

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

If interest rates rise, our net interest income may decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities, increases more quickly than interest income earned on interest-earning assets, such as loans and investments. In addition, a continuation of rising interest rates may hurt our income because of reduced demand for new loans, the demand for refinancing loans and the interest and fee income earned on new loans and refinancings. While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

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

A larger percentage of our loans are collateralized by real estate and disruptions in the real estate market may result in losses and hurt our earnings.

Approximately 95.6% of our loan portfolio at June 30, 2017 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2017, our return on average equity was 1.39%. We may manage excess capital through a stock repurchase program when cash availability and market prices make such purchases appropriate. Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained. Consequently, you should not expect a competitive return on average equity in the near future. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

We may be subject to more stringent capital requirements.

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to First Federal of Hazard, First Federal of Kentucky and Kentucky First. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for First Federal of Hazard, First Federal of Kentucky and Kentucky First on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement is being phased in beginning in January 2016 at 0.625% of risk-weighted assets and will increase each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions.

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

Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in May of 2018. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2017.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2017	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office:
655 Main Street Hazard, Kentucky 41701	2016	Owned	$759	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	1,012	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	721	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	497	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	490	8,700

120 Skywatch Drive
Danville, Kentucky 40422	2012	Owned	771	2,300

208 Lexington Street
Lancaster, Kentucky 40444	2012	Owned	544	4,300

The net book value of our investment in premises and equipment was $5.8 million at June 30, 2017. See Note E of Notes to Consolidated Financial Statements.

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

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a) The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2017 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b) Not applicable.

(c) The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2017.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2017
Beginning date: April 1
Ending date: April 30	--	--	--	60,323

May 2017
Beginning date: May 1
Ending date: May 31	--	--	--	60,323

June 2017
Beginning date: June 1
Ending date: June 30	--	--	--	60,323

Total	--	--	--	60,323

(1)	On January 16, 2014, the Company announced a program (its seventh) to repurchase up to 150,000 shares of its Common Stock.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2017, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2017, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Directors

The information contained under the section captioned “Item I ─ Election of Directors” in the Company’s definitive proxy statement for the Company’s 2017 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11.  Executive Compensation

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2017.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	--

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2017 and 2016
Consolidated Statements of Income for the Years Ended June 30, 2017 and 2016
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2017 and 2016
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2017 and 2016
Consolidated Statements of Cash Flows for the Years Ended June 30, 2017 and 2016
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No.1 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[4]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[4]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.3[4]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[4]	Employment Agreement between First Federal Savings Bank of Kentucky and R. Clay Hulette, as amended†
10.5[4]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[4]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[4]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[4]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†

No.	Description

10.9[5]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.10[6]	Form of Restricted Stock Award Agreement†
10.11[6]	Form of Incentive Stock Option Award Agreement†
10.12[6]	Form of Non-Statutory Option Award Agreement†
10.13[7]	Employment Agreement by and between Kentucky First Federal Bancorp and William H. Johnson†
10.14[7]	Employment Agreement by and between First Federal Savings Bank of Kentucky and William H. Johnson†
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2017
21	Subsidiaries
23.1	Consent of Crowe Horwath LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(5)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).
(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2017	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 28, 2017
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2017
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 28, 2017
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 28, 2017
Stephen G. Barker
Director

/s/ C. Michael Davenport.	September 28, 2017
C. Michael Davenport
Director

/s/ Walter G. Ecton, Jr.	September 28, 2017
Walter G. Ecton, Jr.
Director

/s/ William D. Gorman, Jr.	September 28, 2017
William D. Gorman, Jr.
Director

/s/ David R. Harrod	September 28, 2017
David R. Harrod
Director

/s/ William H. Johnson	September 28, 2017
William H. Johnson
Director

