Form 10-Q
period 2017-09-30
Kentucky First Federal Bancorp
filed 2017-11-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past ninety days: Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes   ☐  No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2017, the latest practicable date, the Corporation had 8,444,515 shares of $.01 par value common stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	June 30,
	2017	2017
ASSETS
Cash and due from financial institutions	$4,837	$4,035
Interest-bearing demand deposits	3,509	8,769
Cash and cash equivalents	8,346	12,804

Time deposits in other financial institutions	6,928	4,201
Securities available for sale	70	71
Securities held-to-maturity, at amortized cost- approximate fair value of $1,402 and $1,523 at September 30, and June 30, 2017, respectively	1,368	1,487
Loans, net of allowance of $1,554 and $1,533 at September 30, and June 30, 2017, respectively	255,858	258,244
Real estate owned, net	777	358
Premises and equipment, net	5,753	5,810
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	679	679
Bank-owned life insurance	3,182	3,158
Goodwill	14,507	14,507
Prepaid federal income taxes	17	74
Prepaid expenses and other assets	538	610

Total assets	$304,505	$308,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$188,187	$182,845
Federal Home Loan Bank advances	46,230	55,780
Advances by borrowers for taxes and insurance	1,054	818
Accrued interest payable	22	21
Deferred federal income taxes	696	719
Deferred revenue	578	578
Other liabilities	628	578
Total liabilities	237,395	241,339

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,084	35,084
Retained earnings	34,097	34,180
Unearned employee stock ownership plan (ESOP), 80,290 shares and 84,959 shares at September 30, and June 30, 2017, respectively	(803)	(850)
Treasury shares at cost, 151,549 and 151,549 common shares at September 30, and June 30, 2017, respectively	(1,355)	(1,355)
Accumulated other comprehensive income	1	1
Total shareholders’ equity	67,110	67,146

Total liabilities and shareholders’ equity	$304,505	$308,485

See accompanying notes.

1

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2017	2016
Interest income
Loans, including fees	$2,770	$2,693
Mortgage-backed securities	12	25
Other securities	--	3
Interest-bearing deposits and other	119	68
Total interest income	2,901	2,789

Interest expense
Interest-bearing demand deposits	6	5
Savings	57	64
Certificates of Deposit	231	178
Deposits	294	247
Borrowings	174	81
Total interest expense	468	328
Net interest income	2,433	2,461
Provision for loan losses	--	4
Net interest income after provision for loan losses	2,433	2,457

Non-interest income
Earnings on bank-owned life insurance	24	24
Net gain on sales of real estate owned	43	73
Other	73	71
Total non-interest income	140	168
Non-interest expense
Employee compensation and benefits	1,369	1,344
Occupancy and equipment	158	182
Outside service fees	39	41
Legal fees	8	13
Data processing	102	97
Auditing and accounting	66	79
FDIC insurance premiums	23	60
Franchise and other taxes	59	60
Foreclosure and real estate owned expenses (net)	34	21
Other	300	271
Total non-interest expense	2,158	2,168

Income before income taxes	415	457

Federal income tax expense	135	160

NET INCOME	$280	$297

EARNINGS PER SHARE
Basic and diluted	$0.03	$0.04
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes.

2

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2017	2016

Net income	$280	$297

Other comprehensive gains (losses), net of tax:
Unrealized holding gains (losses) on securities designated as available for sale, net of taxes (benefits) of $0 and $(3) during the respective periods	--	(5)
Comprehensive income	$280	$292

See accompanying notes.

3

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2017	2016

Cash flows from operating activities:
Net income	$280	$297
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	81	86
Accretion of purchased loan credit discount	(22)	(46)
Amortization of purchased loan premium	4	3
Amortization (accretion) of deferred loan origination costs (fees)	24	15
Amortization of premiums on investment securities	3	18
Amortization of premiums on deposits	--	(81)
Net loss (gain) on sale of real estate owned	(43)	(73)
Deferred gain on sale of real estate owned	--	(4)
ESOP compensation expense	47	52
Earnings on bank-owned life insurance	(24)	(24)
Provision for loan losses	--	4
Origination of loans held for sale	--	(203)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	--	(1)
Prepaid expenses and other assets	72	343
Accrued interest payable	1	(1)
Other liabilities	50	107
Federal income taxes	34	61
Net cash provided by operating activities	507	553

Cash flows from investing activities:
Purchase of term deposits in other financial institutions	(2,727)	(988)
Securities maturities, prepayments and calls:
Held to maturity	116	638
Available for sale	1	1
Loans originated for investment, net of principal collected	1,889	(2,798)
Proceeds from sale of real estate owned	125	336
Additions to real estate owned	(10)	(13)
Additions to premises and equipment, net	(24)	(40)
Net cash used in investing activities	(630)	(2,864)

Cash flows from financing activities:
Net increase (decrease) in deposits	5,342	(2,988)
Payments by borrowers for taxes and insurance, net	236	273
Proceeds from Federal Home Loan Bank advances	1,500	12,000
Repayments on Federal Home Loan Bank advances	(11,050)	(6,064)
Dividends paid on common stock	(363)	(372)
Net cash provided by (used in) financing activities	(4,335)	2,849

Net increase (decrease) in cash and cash equivalents	(4,458)	538

Beginning cash and cash equivalents	12,804	13,108

Ending cash and cash equivalents	$8,346	$13,646

See accompanying notes.

4

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2017	2016

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$100	$100

Interest on deposits and borrowings	$467	$410

Transfers of loans to real estate owned, net	$660	$68

Loans made on sale of real estate owned	$169	$110

See accompanying notes.

5

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

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

1. Basis of Presentation

The accompanying unaudited consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2017, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2017 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2017 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

New Accounting Standards:

FASB ASC 606 - In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, and subsequently issued several amendments to the standard. The core principle of ASU 2014-09 is that entities should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Additional disclosures are required to provide information regarding the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. As amended, ASU 2014-09 becomes effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, or the fiscal year beginning July 1, 2018, with respect to the Company. Management is finalizing its assessment of impact of the effects of ASU 2014-09, as amended, on the Company’s financial statements and disclosures. We do not expect the new standard or any of the amendments to result in a material change from our current accounting for revenue, because the majority of the Company’s financial instruments are outside of the scope of Topic 606. Management will continue to evaluate the impact, if any, of any additional guidance that is forthcoming.

FASB ASC 825 - In January 2016, the FASB issued an update ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The amendments in this update: 1) Require equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. 2) Simplify the impairment assessment of equity investments without readily determinable fair values by requiring a qualitative assessment to identify impairment. When a qualitative assessment indicates that impairment exists, an entity is required to measure the investment at fair value. 3) Eliminate the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. 4) Require entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. 5) Require an entity to present separately in other comprehensive income the portion of the total change in fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. 6) Require separate presentation of financial assets and financial liabilities by measurement category and form of financial asset (that is, securities or loans and receivables) on the balance sheet or the accompanying notes to the financial statements. 7) Clarify that an entity should evaluate the need for a valuation allowance on a deferred tax asset related to available-for-sale securities in combination with the entity’s other deferred tax assets. The amendments in this update become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017, or the fiscal year beginning July 1, 2018, with respect to the Company. Management is finalizing its assessment of impact of the effects of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact. However, a fair value estimate on a loan portfolio would consider exit price.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

New Accounting Standards (continued)

FASB ASC 718 - In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Shared-Based Payment Accounting. The amendments are intended to improve the accounting for employee shared-based payments and affects all organizations that issue share-based payment awards to their employees. Several aspects of the accounting for share-based payment award transactions are simplified, including the income tax consequences, the classification of awards as either equity or liabilities, and the classification on the statement of cash flows. The amendments in this update became effective July 1, 2017, with respect to the Company and, as expected, it did not have a material impact of the consolidated financial statements.

FASB ASC 326 - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The Company will now use forward-looking information to enhance its credit loss estimates. The amendment requires enhanced disclosures to aid investors and other users of financial statements to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of our portfolio. The largest impact to the Company will be on its allowance for loan and lease losses, although the ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective public companies for annual periods and interim periods within those annual periods beginning after December 15, 2019, or in the Company’s case the fiscal year beginning July 1, 2020.  ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. We have formed a functional committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. However, the Company does expect ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

New Accounting Standards (continued)

FASB ASC 230 - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments . The amendments in ASU 2016-15 provide guidance on the following eight specific cash flow issues:

1. Debt Prepayment or Debt Extinguishment Costs;

2. Settlement of Zero-Coupon Debt Instruments or Other Debt Instruments with Coupon Interest Rates That Are Insignificant in Relation to the Effective Interest Rate of the Borrowing;

3. Contingent Consideration Payments Made after a Business Combination;

4. Proceeds from the Settlement of Insurance Claims;

5. Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies;

6. Distributions Received from Equity Method Investees;

7. Beneficial Interests in Securitization Transactions; and

8. Separately Identifiable Cash Flows and Application of the Predominance Principle.

The amendments are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. Management is finalizing its assessment of impact of the effects of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

FASB ASC 310 – In March 2017, the FASB issued ASU No. 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments requite the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, which, in turn, are expected to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update are effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2018. Changes resulting from the amendments in this update should be recognized on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. We have determined that this guidance will have an immaterial impact on the Company’s financial statements and have elected to adopt the guidance.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2017

(unaudited)

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
(in thousands)	2017	2016
Net income allocated to common shareholders, basic and diluted	$280	$297

	Three months ended September 30,
	2017	2016
Weighted average common shares outstanding, basic and diluted	8,359,607	8,335,931

There were no stock option shares outstanding for the three month periods ended September 30, 2017 and 2016.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2017 and June 30, 2017, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2017
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$69	$1	$--	$70

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,368	$42	$8	$1,402

	June 30, 2017
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$70	$1	$--	$71

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,487	$45	$9	$1,523

At September 30, 2017, the Company’s debt securities consist of mortgage-backed securities, which do not have a single maturity date. The amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity. Securities not due at a single maturity date are shown separately.

	September 30, 2017
(in thousands)	Amortized Cost	Fair Value

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,368	$1,402

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $2.2 million and $2.3 million at September 30 and June 30, 2017, respectively.

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

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2017	2017

Residential real estate
One- to four-family	$196,497	$197,936
Multi-family	15,067	15,678
Construction	2,320	2,398
Land	901	1,304
Farm	2,368	2,062
Nonresidential real estate	31,104	29,211
Commercial nonmortgage	2,200	2,540
Consumer and other:
Loans on deposits	1,632	1,607
Home equity	6,819	6,853
Automobile	38	42
Unsecured	471	400
	259,417	260,031

Undisbursed portion of loans in process	(2,047)	(296)
Deferred loan origination costs	42	42
Allowance for loan losses	(1,554)	(1,533)
	$255,858	$258,244

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$773	$(20)	$(18)	$39	$774
Multi-family	243	--	--	--	243
Construction	6	1	--	--	7
Land	4	(2)	--	--	2
Farm	9	1	--	--	10
Nonresidential real estate	270	14	--	--	284
Commercial nonmortgage	6	1	--	--	7
Consumer and other:
Loans on deposits	4	1	--	--	5
Home equity	17	3	--	--	20
Automobile	--	--	--	--	--
Unsecured	1	1	--	--	2
Unallocated	200	--	--	--	200
Totals	$1,533	$--	$(18)	$39	$1,554

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$862	$(16)	$(43)	$--	$803
Multi-family	192	16	--	--	208
Construction	5	--	--	--	5
Land	2	--	--	--	2
Farm	3	1	--	--	4
Nonresidential real estate	217	5	--	--	222
Commercial nonmortgage	18	(3)	--	--	15
Consumer and other:
Loans on deposits	4	--	--	--	4
Home equity	11	1	--	--	12
Automobile	--	--	--	--	--
Unsecured	1	--	--	--	1
Unallocated	200	--	--	--	200
Totals	$1,515	$4	$(43)	$--	$1,476

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2017. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality. There were no impaired loans at September 30, 2017, that had a related specific allowance.

September 30, 2017:

	Unpaid Principal Balance and Recorded Investment
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance

Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,195	$1,502	$4,697	$--	$--	$--
	131	--	131	--	--	--
	3,326	1,502	4,828	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$191,800	$774	$--	$774
Multi-family			15,067	243	--	243
Construction			2,320	7	--	7
Land			901	2	--	2
Farm			2,368	10	--	10
Nonresidential real estate			30,973	284	--	284
Commercial nonmortgage			2,200	7	--	7
Consumer:
Loans on deposits			1,632	5	--	5
Home equity			6,819	20	--	20
Automobile			38	--	--	--
Unsecured			471	2	--	2
Unallocated			--	--	200	200
			254,589	1,354	200	1,554
			$259,417	$1,354	$200	$1,554

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2017. There were no impaired loans at June 30, 2017, that had a related specific allowance.

June 30, 2017:

	Unpaid Principal Balance and Recorded Investment
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance

Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,706	$1,676	$5,382	$--	$--	$--
Nonresidential real estate	131	--	131	--	--	--
	3,837	1,676	5,513	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$192,554	$773	$--	$773
Multi-family			15,678	243	--	243
Construction			2,398	6	--	6
Land			1,304	4	--	4
Farm			2,062	9	--	9
Nonresidential real estate			29,080	270	--	270
Commercial nonmortgage			2,540	6	--	6
Consumer:
Loans on deposits			1,607	4	--	4
Home equity			6,853	17	--	17
Automobile			42	--	--	--
Unsecured			400	1	--	1
Unallocated			--	--	200	200
			254,518	1,333	200	1,533
			$260,031	$1,333	$200	$1,533

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2017 and 2016:

September 30, 2017:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,195	$-	$3,450	$2	$2
Nonresidential real estate	131	-	131	-	-
Purchased credit-impaired loans	1,502	-	1,589	30	30
	4,828	-	5,170	32	32
With an allowance recorded:
One- to four-family	-	-	-	-	-
	$4,828	$-	$5,170	$32	$32

September 30, 2016:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,980	$--	$3,690	$2	$2
Purchased credit-impaired loans	2,091	--	2,201	14	14
	6,071	--	5,891	16	16
With an allowance recorded:
One- to four-family	--	--	--	--	--
	$6,071	$--	$5,891	$16	$16

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable (continued)

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2017 and June 30, 2017:

	September 30, 2017		June 30, 2017
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$4,790	$1,598	$4,870	$1,770
Nonresidential real estate and land	150	539	151	--
Consumer	9	22	8	11
	$4,949	$2,159	$5,029	$1,781

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At September 30, 2017 and June 30, 2017, the Company had $1.7 million and $1.5 million of loans classified as TDRs, respectively. Of the TDRs at September 30, 2017, approximately 15.9% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications that occurred during the three months ended September 30, 2017 and 2016, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended September 30, 2017
Residential real estate:
Terms extended	$314	$--	$314

The Company had no TDRs during the three months ended September 30, 2016. The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of September 30, 2017 or at June 30, 2017. The Company had no commitments to lend on loans classified as TDRs at September 30, 2017 or June 30, 2017.

Four TDRs with a carrying value of $136,000 defaulted during the three-month period ended September 30, 2017. The properties were taken into REO and sold. There were no TDRs that defaulted during the three- month period ended September 30, 2016.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2017, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,973	$3,847	$7,820	$188,677	$196,497
Multi-family	--	--	--	15,067	15,067
Construction	--	--	--	2,320	2,320
Land	--	--	--	901	901
Farm	--	539	539	1,829	2,368
Nonresidential real estate	630	133	763	30,341	31,104
Commercial non-mortgage	--	--	--	2,200	2,200
Consumer and other:
Loans on deposits	--	--	--	1,632	1,632
Home equity	3	22	25	6,794	6,819
Automobile	--	--	--	38	38
Unsecured	--	--	--	471	471
Total	$4,606	$4,541	$9,147	$250,270	$259,417

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2017, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,193	$4,496	$9,689	$188,247	$197,936
Multi-family	--	--	--	15,678	15,678
Construction	--	--	--	2,398	2,398
Land	--	--	--	1,304	1,304
Farm	539	--	539	1,523	2,062
Nonresidential real estate	635	133	768	28,443	29,211
Commercial nonmortgage	--	--	--	2,540	2,540
Consumer:
Loans on deposits	--	--	--	1,607	1,607
Home equity	17	11	28	6,825	6,853
Automobile	--	--	--	42	42
Unsecured	13	--	13	387	400
Total	$6,397	$4,640	$11,037	$248,994	$260,031

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$--	$4,569	$9,998	$--	$181,930
Multi-family	14,686	--	381	--	--
Construction	2,320	--	--	--	--
Land	901	--	--	--	--
Farm	1,829	--	539	--	--
Nonresidential real estate	30,954	--	150	--	--
Commercial nonmortgage	2,174	26	--	--	--
Consumer:
Loans on deposits	1,632	--	--	--	--
Home equity	6,819	--	--	--	--
Automobile	38	--	--	--	--
Unsecured	467	--	4	--	--
	$61,820	$4,595	$11,072	$--	$181,930

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable (continued)

At June 30, 2017, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$--	$6,110	$9,883	$--	$181,943
Multi-family	14,541	--	1,137	--	--
Construction	2,398	--	--	--	--
Land	1,304	--	--	--	--
Farm	1,523	--	539	--	--
Nonresidential real estate	29,061	--	150	--	--
Commercial nonmortgage	2,513	27	--	--	--
Consumer:
Loans on deposits	1,607	--	--	--	--
Home equity	6,744	93	16	--	--
Automobile	42	--	--	--	--
Unsecured	396	--	4	--	--
	$60,129	$6,230	$11,729	$--	$181,943

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $388,000 at September 30, 2017 and June 30, 2017, respectively, is as follows:

(in thousands)	September 30, 2017	June 30, 2017

One- to four-family residential real estate	$1,502	$1,676
Nonresidential real estate	--	--
Outstanding balance	$1,502	$1,676

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected on loans purchased during fiscal year 2013, is as follows

(in thousands)	Three months ended September 30, 2017	Three months ended September 30, 2016

Balance at beginning of period	$720	$981
Accretion of income	(22)	(46)
Reclassifications from nonaccretable difference	-	-
Disposals, net of recoveries	1	-
Balance at end of period	$699	$935

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2017, nor for the three-month period ended September 30, 2017. Neither were any allowance for loan losses reversed during those periods.

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

Level 1 - Quoted prices in active markets for identical assets or liabilities that the entity has the ability to access at the measurement date.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that reflect a reporting entity’s own assumptions and are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

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

September 30, 2017

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017
Agency mortgage-backed: residential	$70	$--	$70	$--

June 30, 2017
Agency mortgage-backed: residential	$71	$--	$71	$--

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2017
Loans
One- to four-family	$70	-	-	$70

June 30, 2017
Other real estate owned, net
One- to four-family	$103	-	-	$103
Land	79	-	-	79

There were no impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at September 30, 2017, and June 30, 2017. There was no specific provision made for the three month periods ended September 30, 2017 or 2016.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $182,000 at June 30, 2017. Other real estate owned was not written down during the three months ended September 30, 2017 and 2016.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2017 and June 30, 2017:

September 30, 2017	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Loans:

One- to four-family	$70	Sales comparison approach	Adjustments for differences between comparable sales	-23.5% to 13.8% (-1.5%)

June 30, 2017	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Foreclosed and repossessed assets:
One- to four-family	$103	Sales comparison approach	Adjustments for differences between comparable sales	-3.6% to 45.8% (9.5%)
Land	$79	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.0%)

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

September 30, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at September 30, 2017 and June 30, 2017:

Cash and cash equivalents, interest-bearing deposits and time deposits in other financial institutions: The carrying amounts presented in the consolidated statements of financial condition for cash and cash equivalents are deemed to approximate fair value.

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at September 30, 2017 and June 30, 2017, was not material.

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2017 and June 30, 2017 are as follows:

		Fair Value Measurements at
		September 30, 2017 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$8,346	$8,346			$8,346
Term deposits in other financial institutions	6,928	6,928			6,928
Available-for-sale securities	70		$70		70
Held-to-maturity securities	1,368		1,402		1,402
Loans receivable - net	255,858			267,115	267,115
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	679		679		679

Financial liabilities
Deposits	$188,187	$77,449	$110,209		187,658
Federal Home Loan Bank advances	46,230		46,314		46,314
Advances by borrowers for taxes and insurance	1,054	1,054			1,054
Accrued interest payable	22		22		22

		Fair Value Measurements at
		June 30, 2017 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$12,804	$12,804			$12,804
Term deposits in other financial institutions	4,201	4,201			4,201
Available-for-sale securities	71		$71		71
Held-to-maturity securities	1,487		1,523		1,523
Loans receivable – net	258,244			$269,606	269,606
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	679		679		679

Financial liabilities
Deposits	$182,845	$78,561	$103,786		$182,347
Federal Home Loan Bank advances	55,780		55,881		55,881
Advances by borrowers for taxes and insurance	818		818		818
Accrued interest payable	21		21		21

Kentucky First Federal Bancorp

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2017

(unaudited)

6.  Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Three months ended September 30, 2017

Beginning balance	$1
Current year change	--
Ending balance	$1

Accumulated other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2017	2016

Unrealized holding gains (losses) on available-for-sale securities	$1	$(8)
Tax effect	--	(3)
Net-of-tax amount	$1	$(5)

7. Subsequent Events

Subsequent to September 30, 2017, the former President/CEO and a current director of First Federal Savings Bank of Kentucky passed away. Mr. Garland was covered under the bank-owned life insurance program operated as part of the overall employee benefits program, which has been in place for many years. As a result of the passing of this director, the Bank will be receiving the insurance proceeds on the policies maintained for the director in the amount of approximately $1.2 million. Because the cash value of the policies pertaining to Mr. Garland totaled $792,000 at September 30, 2017, the Company expects to recognize income of approximately $370,000.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended September 30, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2017			2016
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$257,815	$2,770	4.30%	$241,520	$2,693	4.46%
Mortgage-backed securities	1,510	12	3.18	2,073	25	4.82
Other securities	--	--	--	1,957	3	0.61
Other interest-earning assets	19,464	119	2.45	19,771	68	1.38
Total interest-earning assets	278,789	2,901	4.16	265,321	2,789	4.20

Less: Allowance for loan losses	(1,534)			(1,509)
Non-interest-earning assets	29,494			29,603
Total assets	$306,749			$293,415

Interest-bearing liabilities:
Demand deposits	$15,035	$6	0.16%	$15,697	$5	0.13%
Savings	58,680	57	0.39	62,886	64	0.41
Certificates of deposit	107,276	231	0.86	105,156	178	0.68
Total deposits	180,991	294	0.65	183,739	247	0.54
Borrowings	50,397	174	1.38	35,158	81	0.92
Total interest-bearing liabilities	231,388	468	0.81	218,897	328	0.60

Noninterest-bearing demand deposits	5,328			4,255
Noninterest-bearing liabilities	2,834			2,654
Total liabilities	239,550			225,806

Shareholders’ equity	67,199			67,609
Total liabilities and shareholders’ equity	$306,749			$293,415
Net interest spread		$2,433	3.35%		$2,461	3.60%
Net interest margin			3.49%			3.71%
Average interest-earning assets to average interest-bearing liabilities			120.49%			121.21%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to September 30, 2017

Assets: At September 30, 2017, the Company’s assets totaled $304.5 million, a decrease of $4.0 million, or 1.3%, from total assets at June 30, 2017. This decrease was attributed primarily to decreases in loans and cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents decreased $4.5 million or 34.8% to $8.3 million at September 30, 2017.

Time deposits in other financial institutions: Time deposits in other financial institutions increased by $2.7 million or 64.9% to $6.9 million at September 30, 2017, as we seek to employ liquidity at the highest earning level possible.

Investment securities: At September 30, 2017 our securities portfolio consisted of mortgage-backed securities. Investment securities decreased $120,000 or 7.7% to $1.4 million at September 30, 2017.

Loans: Loans receivable, net, decreased by $2.4 million or 0.9% to $255.9 million at September 30, 2017. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans:  At September 30, 2017, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $7.1 million, or 2.8% of total loans (including loans purchased in the acquisition), compared to $6.8 million or 2.6%, of total loans at June 30, 2017.  The Company’s allowance for loan losses totaled $1.6 million and $1.5 million at both September 30, 2017 and June 30, 2017, respectively. The allowance for loan losses at September 30, 2017, represented 22.9% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2017, the allowance represented 22.5% of nonperforming loans and 0.6% of total loans.

The Company had $11.8 million in assets classified as substandard for regulatory purposes at September 30, 2017, including loans ($11.0 million) and real estate owned (“REO”) ($777,000), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired) was 4.3% and 4.5% at September 30, 2017 and June 30, 2017, respectively. Of substandard loans, 95.1% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to September 30, 2017 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2017	June 30, 2017

Substandard assets	$11,849	$12,087
Doubtful assets	--	--
Loss assets	--	--
Total classified assets	$11,849	$12,087

At September 30, 2017, the Company’s real estate acquired through foreclosure represented 6.6% of substandard assets compared to 3.0% at June 30, 2017. During the three months ended September 30, 2017, the Company sold property with a carrying value of $245,000 for $294,000, while during the year ended June 30, 2017, property with a carrying value of $780,000 was sold for $816,000. During the three months ended September 30, 2017, the Company made no loans to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2017, $254,000 in loans to facilitate an exchange were made. The Company defers recognition of any gain on loans to facilitate an exchange until the proper time in the future according to ASC topic 360, Property, Plant and Equipment. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $247,000 and $346,000 at September 30, 2017 and June 30, 2017, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to September 30, 2017 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2017		June 30, 2017
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value

Single family, non-owner occupied	6	$777	6	$330
Building lot	1	--	2	28
Total REO	7	$777	8	$358

At September 30, 2017 and June 30, 2017, the Company had $4.6 million and $6.2 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. The decrease in loans classified as special mention from June 30, 2017 to the recently-ended quarter was due to improved financial condition of borrowers previously included in the special mention category.

Liabilities: Total liabilities decreased $3.9 million, or 1.6% to $237.4 million at September 30, 2017, primarily as a result of a decrease in FHLB advances, which decreased $9.6 million or 17.1% to $46.2 million at September 30, 2017. Short-term advances were repaid as the Company received loan repayments and additional retail deposits. Deposits increased $5.3 million or 2.9% and totaled $188.2 million at quarter end.

Shareholders’ Equity: At September 30, 2017, the Company’s shareholders’ equity totaled $67.1 million, a decrease of $36,000 or 0.1% from the June 30, 2017 total. The change in shareholders’ equity was primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to September 30, 2017 (continued)

The Company paid dividends of $363,000 or 129.6% of net income for the three month period just ended. On July 6, 2017, the members of First Federal MHC for the sixth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2018. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for additional discussion regarding dividends.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2017 and 2016

General

Net income totaled $280,000 for the three months ended September 30, 2017, a decrease of $17,000 or 5.7% from net income of $297,000 for the same period in 2016.

Net Interest Income

Net interest income before provision for loan losses decreased $28,000 or 1.1% to $2.4 million for the three month period just ended. Interest income increased by $112,000, or 4.1%, to $2.9 million, while interest expense increased $140,000 or 42.7% to $468,000 for the three months ended September 30, 2017.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2017 and 2016 (continued)

Interest income on loans increased $77,000 or 2.9% to $2.8 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $16.3 million or 6.8% to $257.8 million for the three month period ended September 30, 2017, while the rate earned on the loan portfolio decreased 16 basis points to 4.30%. Interest income on mortgage-backed securities decreased $13,000 or 52.0% to $12,000 for the quarterly period just ended due to lower interest rate and volume of asset level. Interest income from interest-bearing deposits and other increased $51,000 or 75.0% to $119,000 for the quarter just ended primarily as a result of an increase in the average rate earned on those assets which increased 107 basis points to 2.4% compared to the period a year ago.

Interest expense on deposits increased $47,000 or 19.0% to $294,000 for the three months ended September 30, 2017, while interest expense on borrowings increased $93,000 or 114.8% to $174,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 11 basis points to 65 basis points for the recently ended quarter. The average balance of deposits decreased $2.7 million or 1.5% to $181.0 million for the most recent period. The increase in interest expense on borrowings was attributed to both higher average outstanding balances quarter to quarter as well as higher interest rate levels. The average balance of borrowings outstanding increased $15.2 million or 43.3% to $50.4 million for the recently ended three month period, while the average rate paid on borrowings increased 46 basis points to 138 basis points for the most recent period.

Net interest spread decreased from 3.60% for the prior year quarterly period to 3.35% for the quarter ended September 30, 2017.

Provision for Losses on Loans

The Company recorded no provision for losses on loans during the three months ended September 30, 2017, compared to a provision of $4,000 for the three months ended September 30, 2016. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income decreased $28,000 or 16.7% to $140,000 for the quarter ended September 30, 2017, compared to the prior year quarter, primarily because of decreased gain on the sale of REO. Net gain on sale of REO decreased $30,000 to $43,000 for the recently ended quarter compared to the prior year.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2017 and 2016 (continued)

Non-interest Expense

Non-interest expense decreased $10,000 or 0.5% and totaled $2.2 million for the three months ended September 30, 2017, primarily due to a decrease in FDIC insurance expense, which resulted from changes in the FDIC assessment methodology. FDIC insurance premiums for the three months ended September 30, 2017 decreased $37,000 or 61.7% to $23,000. In addition to the decrease in FDIC insurance premiums, expenses associated with occupancy and equipment and auditing and accounting also decreased. Occupancy and equipment expense decreased $24,000 or 13.2% to $158,000 for the period, while auditing and accounting decreased $13,000 or 16.5% to $66,000 for the period. Somewhat offsetting the decreases in these expenses were increased costs associated with other non-interest expense, employee compensation and benefits, and foreclosure and OREO expenses. Other non-interest expense increased $29,000 or 10.7% primarily due to higher costs for data transmission and communication as well as higher loan costs. Employee compensation and benefits increased $25,000 or 1.9% to $1.4 million for the quarter just ended due to higher employee compensation due to a higher number of full-time equivalent personnel quarter-to-quarter and higher ESOP compensation, which was due to higher average trading price of our Company’s stock. Foreclosure and OREO expenses, net increased $13,000 or 61.9% and totaled $34,000 for the recently ended period.

Federal Income Tax Expense

Federal income taxes expense totaled $135,000 for the three months ended September 30, 2017, compared to $160,000 in the prior year period. The effective tax rates were 32.5% and 35.0% for the three-month periods ended September 30, 2017 and 2016, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2017 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2017.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

July 1-31, 2017	--	$--	--	60,323
August 1-31, 2017	--	$--	--	60,323
September 1-30, 2017	--	$--	--	60,323

(1)  On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report
On Form 10-Q for the quarter ended September 30, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

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

KENTUCKY FIRST FEDERAL BANCORP

Date: November 14, 2017	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date: November 14, 2017	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer