Form 10-Q
period 2017-12-31
Kentucky First Federal Bancorp
filed 2018-02-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2017

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 9, 2018, the latest practicable date, the Corporation had 8,444,515 shares of $.01 par value common stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2017	2017
ASSETS
Cash and due from financial institutions	$4,392	$4,035
Interest-bearing demand deposits	4,968	8,769
Cash and cash equivalents	9,360	12,804

Time deposits in other financial institutions	6,681	4,201
Securities available for sale	66	71
Securities held-to-maturity, at amortized cost- approximate fair value of $1,271 and $1,523 at December 31, and June 30, 2017, respectively	1,249	1,487
Loans held for sale	240	--
Loans, net of allowance of $1,531 and $1,533 at December 31, and June 30, 2017, respectively	260,806	258,244
Real estate owned, net	806	358
Premises and equipment, net	5,706	5,810
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	720	679
Bank-owned life insurance	2,408	3,158
Goodwill	14,507	14,507
Prepaid federal income taxes	13	74
Prepaid expenses and other assets	396	610

Total assets	$309,440	$308,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$191,303	$182,845
Federal Home Loan Bank advances	48,627	55,780
Advances by borrowers for taxes and insurance	236	818
Accrued interest payable	23	21
Deferred federal income taxes	433	719
Deferred revenue	567	578
Other liabilities	586	578
Total liabilities	241,775	241,339

Commitments and contingencies	--	--

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	--	--
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,084	35,084
Retained earnings	34,605	34,180
Unearned employee stock ownership plan (ESOP), 75,621 shares and 84,959 shares at December 31, and June 30, 2017, respectively	(756)	(850)
Treasury shares at cost, 151,549 and 151,549 common shares at December 31, and June 30, 2017, respectively	(1,355)	(1,355)
Accumulated other comprehensive income	1	1
Total shareholders’ equity	67,665	67,146

Total liabilities and shareholders’ equity	$309,440	$308,485

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2017	2016	2017	2016
Interest income
Loans, including fees	$5,608	$5,405	$2,838	$2,712
Mortgage-backed securities	23	31	11	6
Other securities	--	6	--	3
Interest-bearing deposits and other	254	158	135	90
Total interest income	5,885	5,600	2,984	2,811

Interest expense
Interest-bearing demand deposits	11	11	5	6
Savings	114	127	57	63
Certificates of Deposit	510	361	279	183
Deposits	635	499	341	252
Borrowings	335	170	161	89
Total interest expense	970	669	502	341
Net interest income	4,915	4,931	2,482	2,470
Provision for loan losses	3	56	3	52
Net interest income after provision for loan losses	4,912	4,875	2,479	2,418

Non-interest income
Earnings on bank-owned life insurance	412	47	388	23
Net gain on sales of loans	11	9	11	9
Net gain on sales of real estate owned	51	74	8	1
Valuation adjustments of real estate owned	--	(25)	--	(25)
Other	102	139	29	68
Total non-interest income	576	244	436	76
Non-interest expense
Employee compensation and benefits	2,733	2,655	1,364	1,311
Occupancy and equipment	325	353	167	171
Outside service fees	86	95	47	54
Legal fees	16	20	8	7
Data processing	215	193	113	96
Auditing and accounting	137	158	71	79
FDIC insurance premiums	44	48	21	(12)
Franchise and other taxes	119	121	60	61
Foreclosure and real estate owned expenses (net)	61	68	27	47
Other	628	558	328	287
Total non-interest expense	4,364	4,269	2,206	2,101

Income before income taxes	1,124	850	709	393

Federal income tax expense	(25)	299	(160)	139

NET INCOME	$1,149	$551	$869	$254

EARNINGS PER SHARE
Basic and diluted	$0.14	$0.07	$0.11	$0.03
DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2017	2016	2017	2016

Net income	$1,149	$551	$869	$254

Other comprehensive gain, net of taxes: Unrealized holding gains on securities designated as available for sale, net of taxes of $0, $19, $0 and $21 during the respective periods	--	36	--	41
Comprehensive income	$1,149	$587	$869	$295

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2017	2016

Cash flows from operating activities:
Net income	$1,149	$551
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	159	172
Accretion of purchased loan credit discount	(43)	(92)
Amortization of purchased loan premium	7	7
Amortization (accretion) of deferred loan origination costs (fees)	44	30
Amortization of premiums on investment securities	7	33
Amortization of premiums on deposits	--	(35)
Net gain on sale of loans	(11)	(9)
Net loss (gain) on sale of real estate owned	(51)	(74)
Valuation adjustments of real estate owned	--	25
Deferred gain on sale of real estate owned	(11)	(9)
ESOP compensation expense	94	103
Earnings on bank-owned life insurance	(42)	(47)
Provision for loan losses	3	56
Origination of loans held for sale	(498)	(458)
Proceeds from loans held for sale	269	212
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(41)	34
Prepaid expenses and other assets	214	531
Accrued interest payable	2	7
Other liabilities	8	(47)
Federal income taxes	(225)	97
Net cash provided by operating activities	1,034	1,087

Cash flows from investing activities:
Purchase of held-to-maturity U.S. Treasury notes	--	(6,499)
Purchase of term deposits in other financial institutions	(2,727)	(988)
Maturities of term deposits in other financial institutions	247	--
Securities maturities, prepayments and calls:
Held to maturity	231	1,270
Available for sale	5	3
Proceeds from bank-owned life insurance	792	--
Loans originated for investment, net of principal collected	(3,186)	(9,297)
Proceeds from sale of real estate owned	221	697
Additions to real estate owned	(5)	(28)
Additions to premises and equipment, net	(55)	(49)
Net cash used in investing activities	(4,477)	(14,891)

Cash flows from financing activities:
Net increase (decrease) in deposits	8,458	(5,440)
Payments by borrowers for taxes and insurance, net	(582)	(499)
Proceeds from Federal Home Loan Bank advances	6,000	29,100
Repayments on Federal Home Loan Bank advances	(13,153)	(9,201)
Dividends paid on common stock	(724)	(744)
Net cash provided by (used in) financing activities	(1)	13,216

Net increase (decrease) in cash and cash equivalents	(3,444)	(588)

Beginning cash and cash equivalents	12,804	13,108

Ending cash and cash equivalents	$9,360	$12,520

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2017	2016

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$200	$200

Interest on deposits and borrowings	$968	$697

Transfers of loans to real estate owned, net	$782	$507

Loans made on sale of real estate owned	$169	$110

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

In December 2012, the Company acquired CKF Bancorp, Inc., a savings and loan holding company which operated three banking locations in Boyle and Garrard Counties in Kentucky. In accounting for the transaction, the assets and liabilities of CKF Bancorp were recorded on the books of First Federal of Kentucky in accordance with accounting standard ASC 805, Business Combinations.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the six- and three-month periods ended December 31, 2017, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2017 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2017 filed with the Securities and Exchange Commission.

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

December 31, 2017

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

(unaudited)

New Accounting Standards (continued)

FASB ASC 230 - In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments in ASU 2016-15 provide guidance on the following eight specific cash flow issues:

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

FASB ASC 310 – In March 2017, the FASB issued ASU No. 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments requite the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, which, in turn, are expected to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update are effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2018. Changes resulting from the amendments in this update should be recognized on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. Management elected to adopt the guidance in the quarter ended December 31, 2017 and there was not a material impact on the Company’s financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2017

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2017	2016	2017	2016
Net income allocated to common shareholders, basic and diluted	$1,149	$551	$869	$254

	Six months ended December 31,		Three months ended December 31,
	2017	2016	2017	2016
Weighted average common shares outstanding, basic and diluted	8,361,941	8,382,239	8,364,276	8,384,586

There were no stock option shares outstanding for the six- or three-month periods ended December 31, 2017 and 2016.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2017 and June 30, 2017, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2017
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$65	$1	$--	$66

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,249	$33	$11	$1,271

	June 30, 2017
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$70	$1	$--	$71

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,487	$45	$9	$1,523

At December 31, 2017, the Company’s debt securities consist of mortgage-backed securities, which do not have a single maturity date. The amortized cost and fair value of held-to-maturity debt securities are shown by contractual maturity. Securities not due at a single maturity date are shown separately.

Our pledged securities totaled $637,000 and $722,000 at December 31, 2017 and June 30, 2017, respectively.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2017	2017

Residential real estate
One- to four-family	$199,544	$197,936
Multi-family	15,247	15,678
Construction	5,683	2,398
Land	869	1,304
Farm	2,385	2,062
Nonresidential real estate	30,053	29,211
Commercial nonmortgage	2,466	2,540
Consumer and other:
Loans on deposits	1,634	1,607
Home equity	7,110	6,853
Automobile	29	42
Unsecured	534	400
	265,554	260,031

Undisbursed portion of loans in process	(3,022)	(296)
Deferred loan origination fees (costs)	(195)	42
Allowance for loan losses	(1,531)	(1,533)
	$260,806	$258,244

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2017:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$773	$(29)	$(49)	$44	$739
Multi-family	243	1	--	--	244
Construction	6	8	--	--	14
Land	4	(2)	--	--	2
Farm	9	1	--	--	10
Nonresidential real estate	270	23	--	--	293
Commercial nonmortgage	6	--	--	--	6
Consumer and other:
Loans on deposits	4	--	--	--	4
Home equity	17	1	--	--	18
Automobile	--	--	--	--	--
Unsecured	1	--	--	--	1
Unallocated	200	--	--	--	200
Totals	$1,533	$3	$(49)	$44	$1,531

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2017:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$774	$(9)	$(31)	$5	$739
Multi-family	243	1	--	--	244
Construction	7	7	--	--	14
Land	2	--	--	--	2
Farm	10	--	--	--	10
Nonresidential real estate	284	9	--	--	293
Commercial nonmortgage	7	(1)	--	--	6
Consumer and other:
Loans on deposits	5	(1)	--	--	4
Home equity	20	(2)	--	--	18
Automobile	--	--	--	--	--
Unsecured	2	(1)	--	--	1
Unallocated	200	--	--	--	200
Totals	$1,554	$3	$(31)	$5	$1,531

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$862	$34	$(95)	$--	$801
Multi-family	192	19	--	--	211
Construction	5	(1)	--	--	4
Land	2	1	--	--	3
Farm	3	1	--	--	4
Nonresidential real estate	217	13	--	--	230
Commercial nonmortgage	18	(14)	--	--	4
Consumer and other:
Loans on deposits	4	(1)	--	--	3
Home equity	11	1	--	--	12
Automobile	--	--	--	--	--
Unsecured	1	3	(5)	2	1
Unallocated	200	--	--	--	200
Totals	$1,515	$56	$(100)	$2	$1,473

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2016:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$803	$50	$(52)	$--	$801
Multi-family	208	3	--	--	211
Construction	5	(1)	--	--	4
Land	2	1	--	--	3
Farm	4	--	--	--	4
Nonresidential real estate	222	8	--	--	230
Commercial nonmortgage	15	(11)	--	--	4
Consumer and other:
Loans on deposits	4	(1)	--	--	3
Home equity	12	--	--	--	12
Automobile	--	--	--	--	--
Unsecured	1	3	(5)	2	1
Unallocated	200	--	--	--	200
Totals	$1,476	$52	$(57)	$2	$1,473

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2017. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality. There were no impaired loans at December 31, 2017, that had a related specific allowance.

December 31, 2017:
	Unpaid Principal Balance and Recorded Investment
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance

Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,864	$1,318	$4,182	$--	$--	$--
Farm	538	--	538
Nonresidential real estate	125	--	125	--	--	--
	3,527	1,318	4,845	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$195,362	$739	$--	$739
Multi-family			15,247	244	--	244
Construction			5,683	14	--	14
Land			869	2	--	2
Farm			1,847	10	--	10
Nonresidential real estate			29,928	293	--	293
Commercial nonmortgage			2,466	6	--	6
Consumer:
Loans on deposits			1,634	4	--	4
Home equity			7,110	18	--	18
Automobile			29	--	--	--
Unsecured			534	1	--	1
Unallocated			--	--	200	200
			260,709	1,331	200	1,531
			$265,554	$1,331	$200	$1,531

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the six months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2017			2016
With no related allowance recorded:
One- to four-family	$3,285	$3	$3	$3,774	$3	$3
Farm	269	--	--	--	--	--
Nonresidential real estate	128	--	--	--	--	--
Purchased credit-impaired loans	1,497	39	39	2,073	40	40
	5,179	42	42	5,847	43	43
With an allowance recorded:
One- to four-family	--	--	--	--	--	--
	$5,179	$42	$42	$5,847	$43	$43

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2017			2016
With no related allowance recorded:
One- to four-family	$3,030	$1	$1	$3,960	$1	$1
Farm	269	--	--	--	--	--
Nonresidential real estate	128	--	--	--	--	--
Purchased credit-impaired loans	1,410	9	9	1,955	26	26
	4,837	10	10	5,915	27	27
With an allowance recorded:
One- to four-family	--	--	--	--	--	--
	$4,837	$10	$10	$5,915	$27	$27

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2017 and June 30, 2017:

	December 31, 2017		June 30, 2017
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$3,845	$1,719	$4,870	$1,770
Farm	538	--	--	--
Nonresidential real estate and land	143	273	151	--
Home equity	4	--	--	--
Consumer	3	--	8	11
	$4,533	$1,992	$5,029	$1,781

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At December 31, 2017 and June 30, 2017, the Company had $1.5 million loans classified as TDRs. Of the TDRs at December 31, 2017, approximately 17.4% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications that occurred during the six months ended December 31, 2017 and 2016, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Six months ended December 31, 2017
Residential real estate:
Terms extended and additional funds advanced	$325	$--	$325

Six months ended December 31, 2016
Residential real estate:
Terms extended	$98	$--	$98

The following table summarizes TDR loan modifications that occurred during the three months ended December 31, 2017 and 2016, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended December 31, 2017
Residential real estate:
Terms extended and additional funds advanced	$11	$--	$11

Three months ended December 31, 2016
Residential real estate:
Terms extended	$98	$--	$98

The Company had two TDRs during the six months ended December 31, 2017, while there was one TDR during the six months ended December 31, 2016. The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2017 or at June 30, 2017. The Company had no commitments to lend on loans classified as TDRs at December 31, 2017 or June 30, 2017.

Four TDRs with a carrying value of $136,000 defaulted during the six-month period ended December 31, 2017. The properties were taken into REO and sold. There were no TDRs that defaulted during the six-month period ended December 31, 2016.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2017, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,410	$3,274	$7,684	$191,860	$199,544
Multi-family	--	--	--	15,247	15,247
Construction	--	--	--	5,683	5,683
Land	--	--	--	869	869
Farm	--	538	538	1,847	2,385
Nonresidential real estate	304	273	577	29,476	30,053
Commercial non-mortgage	--	--	--	2,466	2,466
Consumer and other:
Loans on deposits	--	--	--	1,634	1,634
Home equity	34	--	34	7,076	7,110
Automobile	--	--	--	29	29
Unsecured	6	--	6	528	534
Total	$4,754	$4,085	$8,839	$256,715	$265,554

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2017, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,193	$4,496	$9,689	$188,247	$197,936
Multi-family	--	--	--	15,678	15,678
Construction	--	--	--	2,398	2,398
Land	--	--	--	1,304	1,304
Farm	539	--	539	1,523	2,062
Nonresidential real estate	635	133	768	28,443	29,211
Commercial nonmortgage	--	--	--	2,540	2,540
Consumer:
Loans on deposits	--	--	--	1,607	1,607
Home equity	17	11	28	6,825	6,853
Automobile	--	--	--	42	42
Unsecured	13	--	13	387	400
Total	$6,397	$4,640	$11,037	$248,994	$260,031

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2017, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$--	$1,383	$9,463	$--	$188,698
Multi-family	14,595	--	652	--	--
Construction	5,683	--	--	--	--
Land	869	--	--	--	--
Farm	1,847	--	538	--	--
Nonresidential real estate	29,333	--	720	--	--
Commercial nonmortgage	2,463	--	3	--	--
Consumer:
Loans on deposits	1,634	--	--	--	--
Home equity	7,016	58	36	--	--
Automobile	29	--	--	--	--
Unsecured	526	--	8	--	--
	$63,995	$1,441	$11,420	$--	$188,698

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $388,000 at December 31, 2017 and June 30, 2017, respectively, is as follows:

(in thousands)	December 31, 2017	June 30, 2017

One- to four-family residential real estate	$1,318	$1,676
Nonresidential real estate	--	--
Outstanding balance	$1,318	$1,676

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected on loans purchased during fiscal year 2013, is as follows:

	Six months ended December 31,		Three months ended December 31,
	2017	2016	2017	2016

Balance at beginning of period	$720	$981	$699	$935
Accretion of income	(43)	(92)	(21)	(46)
Reclassifications from nonaccretable difference	--	60	--	60
Disposals, net of recoveries	1	(49)	--	(49)
Balance at end of period	$678	$900	$678	$900

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2017, nor for the six-month period ended December 31, 2017. Neither were any allowance for loan losses reversed during those periods.

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

Securities – Recurring Measurement

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics. Level 2 securities include agency mortgage-backed securities.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Impaired Loans – Nonrecurring Measurement

At the time a loan is considered impaired, it is evaluated for loss based on the fair value of collateral securing the loan if the loan is collateral dependent. If a loss is identified, a charge-off is taken or a specific allocation will be established as part of the allowance for loan losses such that the loan’s net carrying value is at its estimated fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral-dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements, or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation, and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate – Nonrecurring Measurement

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2017
Agency mortgage-backed: residential	$66	$--	$66	$--

June 30, 2017
Agency mortgage-backed: residential	$71	$--	$71	$--

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2017
Other real estate owned, net
One- to four-family	$103	--	--	$103
Land	79	--	--	79

There were no impaired loans, which were remeasured using the fair value of the collateral for collateral-dependent loans, at December 31, 2017, and June 30, 2017. There was no specific provision made for the six- or three-month periods ended December 31, 2017 or 2016.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $182,000 at June 30, 2017. Other real estate owned was written down by $0 and $25,000 during the six months ended December 31, 2017 and 2016, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2017 and June 30, 2017:

December 31, 2017	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Loans:

One- to four-family	$70	Sales comparison approach	Adjustments for differences between comparable sales	-23.5% to 13.8% (-1.5%)

June 30, 2017	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Foreclosed and repossessed assets:
One- to four-family	$103	Sales comparison approach	Adjustments for differences between comparable sales	-3.6% to 45.8% (9.5%)
Land	$79	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.0%)

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at December 31, 2017 and June 30, 2017:

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at December 31, 2017 and June 30, 2017, was not material.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2017 and June 30, 2017 are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2017 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$9,360	$9,360			$9,360
Term deposits in other financial institutions	6,681	6,681			6,681
Available-for-sale securities	66		$66		66
Held-to-maturity securities	1,249		1,271		1,271
Loans receivable - net	260,806			269,381	269,381
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	720		720		720

Financial liabilities
Deposits	$191,303	$76,092	$114,919		191,011
Federal Home Loan Bank advances	48,627		48,699		48,699
Advances by borrowers for taxes and insurance	236	236			236
Accrued interest payable	23		23		23

		Fair Value Measurements at
	Carrying	June 30, 2017 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$12,804	$12,804			$12,804
Term deposits in other financial institutions	4,201	4,201			4,201
Available-for-sale securities	71		$71		71
Held-to-maturity securities	1,487		1,523		1,523
Loans receivable – net	258,244			$269,606	269,606
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	679		679		679

Financial liabilities
Deposits	$182,845	$78,561	$103,786		$182,347
Federal Home Loan Bank advances	55,780		55,881		55,881
Advances by borrowers for taxes and insurance	818		818		818
Accrued interest payable	21		21		21

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2017

(unaudited)

6. Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Six months ended December 31, 2017

Beginning balance	$1
Current year change	--
Ending balance	$1

Accumulated other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended December 31,
(in thousands)	2017	2016

Unrealized holding gains (losses) on available-for-sale securities	$1	$55
Tax effect	--	19
Net-of-tax amount	$1	$36

	Three months ended December 31,
(in thousands)	2017	2016

Unrealized holding gains (losses) on available-for-sale securities	$1	$62
Tax effect	--	21
Net-of-tax amount	$1	$41

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

Average Balance Sheets

The following table represents the average balance sheets for the six-month periods ended December 31, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2017			2016
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$259,326	$5,608	4.33%	$243,508	$5,405	4.44%
Mortgage-backed securities	1,443	23	3.19	2,001	31	3.10
Other securities	--	--	--	2,082	6	0.58
Other interest-earning assets	19,284	254	2.63	19,813	158	1.60
Total interest-earning assets	280,053	5,885	4.20	267,404	5,600	4.19

Less: Allowance for loan losses	(1,541)			(1,491)
Non-interest-earning assets	29,301			29,826
Total assets	$307,813			$295,739

Interest-bearing liabilities:
Demand deposits	$15,402	$11	0.14%	$15,868	$11	0.14%
Savings	58,090	114	0.39	62,987	127	0.40
Certificates of deposit	110,676	510	0.92	104,044	361	0.69
Total deposits	184,168	635	0.69	182,899	499	0.55
Borrowings	48,687	335	1.38	38,578	170	0.88
Total interest-bearing liabilities	232,855	970	0.83	221,477	669	0.60

Noninterest-bearing demand deposits	5,218			4,202
Noninterest-bearing liabilities	2,496			2,631
Total liabilities	240,569			228,310

Shareholders’ equity	67,244			67,429
Total liabilities and shareholders’ equity	$307,813			$295,739
Net interest spread		$4,915	3.37%		$4,931	3.59%
Net interest margin			3.51%			3.69%
Average interest-earning assets to average interest-bearing liabilities			120.27%			120.74%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended December 31, 2017 and 2016, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2017			2016
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$260,696	$2,838	4.35%	$245,496	$2,712	4.42%
Mortgage-backed securities	1,378	11	3.19	1,929	6	1.24
Other securities	--	--	--	2,206	3	0.54
Other interest-earning assets	18,447	135	2.93	19,855	90	1.81
Total interest-earning assets	280,521	2,984	4.25	269,486	2,811	4.17

Less: Allowance for loan losses	(1,548)			(1,472)
Non-interest-earning assets	29,461			30,014
Total assets	$308,434			$298,028

Interest-bearing liabilities:
Demand deposits	$15,651	$5	0.13%	$15,879	$6	0.15%
Savings	57,353	57	0.40	63,088	63	0.40
Certificates of deposit	113,743	279	0.98	102,932	183	0.71
Total deposits	186,747	341	0.73	181,899	252	0.55
Borrowings	46,977	161	1.37	41,997	89	0.85
Total interest-bearing liabilities	233,724	502	0.86	223,896	341	0.61

Noninterest-bearing demand deposits	5,188			4,309
Noninterest-bearing liabilities	2,280			2,341
Total liabilities	241,192			230,546

Shareholders’ equity	67,242			67,482
Total liabilities and shareholders’ equity	$308,434			$298,028
Net interest spread		$2,482	3.40%		$2,470	3.56%
Net interest margin			3.54%			3.67%
Average interest-earning assets to average interest-bearing liabilities			120.02%			120.36%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to December 31, 2017

Assets: At December 31, 2017, the Company’s assets totaled $309.4 million, an increase of $955,000, or 0.3%, from total assets at June 30, 2017. This increase was attributed primarily to an increase in loans and time deposits in other financial institutions and was partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents decreased $3.4 million or 26.9% to $9.4 million at December 31, 2017, as the Company continued investing liquidity into higher earning liquid assets.

Time deposits in other financial institutions: Time deposits in other financial institutions increased by $2.5 million or 59.0% to $6.7 million at December 31, 2017, as we seek to employ liquidity at the highest earning level possible.

Investment securities: At December 31, 2017 our securities portfolio consisted of mortgage-backed securities. Investment securities decreased $243,000 or 15.6% to $1.3 million at December 31, 2017, due to principal payments and prepayments.

Loans: Loans receivable, net, increased by $2.6 million or 1.0% to $260.8 million at December 31, 2017. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans:  At December 31, 2017, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.5 million, or 2.5% of total loans (including loans purchased in the acquisition), compared to $6.8 million or 2.6%, of total loans at June 30, 2017.  The Company’s allowance for loan losses totaled $1.5 million and $1.5 million at both December 31, 2017 and June 30, 2017, respectively. The allowance for loan losses at December 31, 2017, represented 23.5% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2017, the allowance represented 22.5% of nonperforming loans and 0.6% of total loans.

The Company had $12.2 million in assets classified as substandard for regulatory purposes at December 31, 2017, including loans ($11.4 million) and real estate owned (“REO”) ($806,000), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired) was 4.4% and 4.5% at December 31, 2017 and June 30, 2017, respectively. Of substandard loans, 94.9% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2017	June 30, 2017

Substandard assets	$12,226	$12,087
Doubtful assets	--	--
Loss assets	--	--
Total classified assets	$12,226	$12,087

At December 31, 2017, the Company’s real estate acquired through foreclosure represented 6.6% of substandard assets compared to 3.0% at June 30, 2017. During the six months ended December 31, 2017, the Company sold property with a carrying value of $339,000 for $391,000, while during the year ended June 30, 2017, property with a carrying value of $780,000 was sold for $816,000. During the six months ended December 31, 2017, the Company made $169,000 in loans to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2017, $254,000 in loans to facilitate an exchange were made. The Company defers recognition of any gain on loans to facilitate an exchange until the proper time in the future according to ASC topic 360, Property, Plant and Equipment. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $245,000 and $346,000 at December 31, 2017 and June 30, 2017, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to December 31, 2017 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2017		June 30, 2017
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value

Single family, non-owner occupied	8	$806	6	$330
Building lot	1	--	2	28
Total REO	9	$806	8	$358

At December 31, 2017 and June 30, 2017, the Company had $1.4 million and $6.2 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. The decrease in loans classified as special mention from June 30, 2017 to the recently-ended quarter was due to improved financial condition of borrowers previously included in the special mention category.

Liabilities: Total liabilities increased $436,000, or 0.2% to $241.8 million at December 31, 2017, primarily as a result of an increase in deposits, which increased $8.5 million or 4.6% to $191.3 million at December 31, 2017. The Company has been successful in competing for and attracting deposits in its local markets as short-term interest rates have risen. FHLB advances decreased $7.2 million or 12.8% and totaled $48.6 million at quarter end, as the Company utilized deposits rather than advances.

Shareholders’ Equity: At December 31, 2017, the Company’s shareholders’ equity totaled $67.7 million, an increase of $519,000 or 0.8% from the June 30, 2017 total. The change in shareholders’ equity was primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to December 31, 2017 (continued)

The Company paid dividends of $724,000 or 63.0% of net income for the six-month period just ended. On July 6, 2017, the members of First Federal MHC for the sixth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2018. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for additional discussion regarding dividends.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2017 and 2016

General

Net income totaled $1.1 million or $0.14 diluted earnings per share for the six months ended December 31, 2017, an increase of $598,000 or 108.5% from net income of $551,000 for the same period in 2016.

Net Interest Income

Net interest income before provision for loan losses decreased $16,000 or 0.3% to $4.9 million for the six-month period just ended. Interest income increased by $285,000, or 5.1%, to $5.9 million, while interest expense increased $301,000 or 45.0% to $970,000 for the six months ended December 31, 2017.

Interest income on loans increased $203,000 or 3.8% to $5.6 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $15.8 million or 6.5% to $259.3 million for the six-month period ended December 31, 2017, while the rate earned on the loan portfolio decreased 11 basis points to 4.33%. Interest income on mortgage-backed securities decreased $8,000 or 25.8% to $23,000 for the six-month period just ended due to lower volume of asset level. Interest income from interest-bearing deposits and other increased $96,000 or 60.8% to $254,000 for the quarter just ended primarily due to an increase in the average rate earned on those assets, which increased 104 basis points to 2.6% for the recently-ended period compared to the period a year ago.

Interest expense on deposits increased $136,000 or 27.3% to $635,000 for the six months ended December 31, 2017, while interest expense on borrowings increased $165,000 or 97.1% to $335,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 14 basis points to 69 basis points for the recently ended period. The average balance of deposits increased $1.3 million or 0.7% to $184.2 million for the most recent period. The increase in interest expense on borrowings was attributed to both higher average outstanding balances quarter to quarter as well as higher interest rate levels. The average balance of borrowings outstanding increased $10.1 million or 26.2% to $48.7 million for the recently ended six-month period, while the average rate paid on borrowings increased 50 basis points to 138 basis points for the most recent period.

Net interest spread decreased from 3.59% for the prior year quarterly period to 3.37% for the six-month period ended December 31, 2017.

Provision for Losses on Loans

The Company recorded a $3,000 provision for losses on loans during the six months ended December 31, 2017, compared to a provision of $56,000 for the six months ended December 31, 2016.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2017 and 2016 (continued)

Non-interest Income

Non-interest income increased $332,000 or 136.1% to $576,000 for the six months ended December 31, 2017, compared to the prior year period, primarily because of an increase in earnings on bank-owned life insurance (“BOLI”), which increased $365,000 for the recently-ended six-month period over the prior year amount and totaled $412,000 for the six-month period ended December 31, 2017. During the quarter ended December 31, 2017, First Federal of Kentucky received insurance death benefit proceeds on policies it acquired in April 2004 under the bank-owned life insurance program. The program initially covered four individuals and has been operated as part of the overall employee benefits program since its inception. Somewhat offsetting the increase in BOLI income was a decrease in other non-interest income of $37,000 or 26.6% and totaled $102,000 for the recently ended six-month period compared to the prior year.

Non-interest Expense

Non-interest expense increased $95,000 or 2.2% and totaled $4.4 million for the six months ended December 31, 2017, primarily due to an increase in employee compensation and benefits and other non-interest expense. Employee compensation and benefits for the six months ended December 31, 2017 increased $78,000 or 2.9% to $2.7 million, while other non-interest expense increased $70,000 or 12.5% to $628,000 for the same time period. Employee compensation and benefits increased primarily because of a higher number of full-time equivalent personnel period-to-period, higher fringe benefits expense, and higher ESOP compensation, which was due to higher average trading price of our Company’s stock. Other non-interest expense increased primarily because of higher costs for data transmission and communication as well as higher advertising costs. Somewhat offsetting the increases in employee compensation and benefits and other non-interest expenses were decreases in occupancy and equipment and auditing and accounting. Occupancy and equipment expense decreased $28,000 or 7.9% to $325,000 for the six-month period, while auditing and accounting decreased $21,000 or 13.3% to $137,000 for the period.

Federal Income Tax Expense

The Company recorded a federal income tax benefit of $25,000 for the six months ended December 31, 2017, compared to $299,000 in the prior year period. The decrease in income tax expense was primarily related to the recently-enacted Tax Cuts and Jobs Act, which has reduced the top income tax rate for corporations beginning January 1, 2018. Under U.S. Generally Accepted Accounting Principles (“GAAP”), the effect of changes in tax laws or rates is recognized in income tax expense in the period in which legislation is enacted. The Company recognized an income tax benefit of approximately $268,000 related to lower tax rates expected to be applied to its net deferred tax liabilities in the future.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2017 and 2016

General

Net income totaled $869,000 for the three months ended December 31, 2017, an increase of $615,000 or 242.1% from net income of $254,000 for the same period in 2016.

Net Interest Income

Net interest income before provision for loan losses increased $12,000 or 0.5% to $2.5 million for the three-month period just ended. Interest income increased by $173,000, or 6.2%, to $3.0 million, while interest expense increased $161,000 or 47.2% to $502,000 for the three months ended December 31, 2017.

Interest income on loans increased $126,000 or 4.6% to $2.8 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $15.2 million or 6.2% to $260.7 million for the three-month period ended December 31, 2017, while the rate earned on the loan portfolio decreased six basis points to 4.35%. Interest income on mortgage-backed securities increased $5,000 to $11,000 for the quarterly period just ended due to higher interest rate earned on the assets. Interest income from interest-bearing deposits and other increased $45,000 or 50.0% to $135,000 for the quarter just ended primarily due to an increase in the average rate earned on those assets which increased 111 basis points to 2.93% compared to the period a year ago.

Interest expense on deposits increased $89,000 or 35.3% to $341,000 for the three months ended December 31, 2017, while interest expense on borrowings increased $72,000 or 80.9% to $161,000 for the same period. The increase in interest expense on deposits was attributed to both an increase in the average balance of deposits and an increase in the average rate paid on deposits. The average balance of deposits increased $4.8 million or 2.7% to $186.7 million for the quarter just ended, while the average rate paid on deposits increased 18 basis points to 73 basis points for the recently ended quarter. The increase in interest expense on borrowings was attributed to both higher average outstanding balances quarter to quarter as well as higher interest rate levels. The average balance of borrowings outstanding increased $5.0 million or 11.9% to $47.0 million for the recently ended three-month period, while the average rate paid on borrowings increased 52 basis points to 137 basis points for the most recent period.

Net interest spread decreased from 3.56% for the prior year quarterly period to 3.40% for the quarter ended December 31, 2017.

Provision for Losses on Loans

The Company recorded a $3,000 provision for losses on loans during the three months ended December 31, 2017, compared to a provision of $52,000 for the three months ended December 31, 2016.

Non-interest Income

Non-interest income increased $360,000 to $436,000 for the three months ended December 31, 2017, compared to the prior year quarter, primarily because of an increase in earnings on bank-owned life insurance (“BOLI”), which increased $365,000 for the recently-ended quarter over the prior year amount and totaled $388,000 for the three-month period ended December 31, 2017. The Bank received BOLI insurance proceeds on policies maintained under its long-standing overall employee benefits program. Somewhat offsetting the increase in BOLI income was a decrease in other non-interest income of $39,000 or 57.4% and totaled $29,000 for the recently ended quarterly period compared to the prior year.

Non-interest Expense

Non-interest expense increased $105,000 or 5.0% and totaled $2.2 million for the three months ended December 31, 2017, primarily due to an increase in employee compensation and benefits, other non-interest expense, FDIC insurance premiums and data processing expense. Employee compensation and benefits for the quarter ended December 31, 2017 increased $53,000 or 4.0% to $1.4 million, due to a higher number of full-time equivalent personnel quarter-to-quarter, higher fringe benefits expense, and higher ESOP compensation, which was due to higher average trading price of our Company’s stock. Other non-interest expense increased $41,000 or 14.3% to $328,000 for the quarter just ended, primarily due to higher costs associated with data communications and advertising. We believe that the Company’s advertising costs are somewhat responsible for the increase in deposit funds, which are being used to fund loan growth and reduce FHLB advances. FDIC insurance premiums increased by $33,000 to $21,000 for the three months ended December 31, 2017, because in the prior year quarter the Company recognized a benefit of $12,000 due to revised FDIC assessment methodology. Data processing expense increased $17,000 or 17.7% to $113,000 for the quarter ended December 31, 2017, due to increases associated with core bank processing and ATM operational upgrades. Somewhat offsetting the increases in non-interest expenses were decreases in foreclosure and OREO expenses, net, auditing and accounting, and outside service fees. Foreclosure and OREO expense, net, decreased $20,000 or 42.6% to $27,000 for the three-month period just ended, while auditing and accounting decreased $8,000 or 10.1% to $71,000 for the period. Outside service fees decreased $7,000 or 13.0% to $47,000 for the recently ended quarter compared to the prior year period.

Federal Income Tax Expense

The Company recorded a federal income tax benefit of $160,000 for the three months ended December 31, 2017, compared to federal income tax expense of $139,000 in the prior year period due primarily to recently-enacted Tax Cuts and Jobs Act, which has reduced the top income tax rate for corporations beginning January 1, 2018. Under U.S. GAAP the effect of changes in tax laws or rates is recognized in income tax expense in the period in which the legislation is enacted. The Company recognized an income tax benefit of approximately $268,000 related to lower tax rates expected to be applied to its net deferred tax liabilities in the future.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2017 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2017.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

October 1-31, 2017	--	$--	--	60,323
November 1-30, 2017	--	$--	--	60,323
December 1-31, 2017	--	$--	--	60,323

(1) On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report
On Form 10-Q for the quarter ended December 31, 2017 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

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

KENTUCKY FIRST FEDERAL BANCORP

Date: February 14, 2018	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date: February 14, 2018	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer

