Form 10-Q
period 2018-03-31
Kentucky First Federal Bancorp
filed 2018-05-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 9, 2018, the latest practicable date, the Corporation had 8,444,515 shares of $.01 par value common stock outstanding.

PART I

FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2018	2017
ASSETS
Cash and due from financial institutions	$3,718	$4,035
Interest-bearing demand deposits	5,908	8,769
Cash and cash equivalents	9,626	12,804

Time deposits in other financial institutions	6,681	4,201
Securities available-for-sale	52	71
Securities held-to-maturity, at amortized cost- approximate fair value of $1,086 and $1,523 at March 31, 2018 and June 30, 2017, respectively	1,081	1,487
Loans, net of allowance of $1,549 and $1,533 at March 31, 2018 and June 30, 2017, respectively	264,320	258,244
Real estate owned, net	788	358
Premises and equipment, net	5,723	5,810
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	708	679
Bank-owned life insurance	2,426	3,158
Goodwill	14,507	14,507
Prepaid federal income taxes	90	74
Prepaid expenses and other assets	462	610

Total assets	$312,946	$308,485

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$193,736	$182,845
Federal Home Loan Bank advances	49,498	55,780
Advances by borrowers for taxes and insurance	518	818
Accrued interest payable	24	21
Deferred federal income taxes	429	719
Deferred revenue	562	578
Other liabilities	669	578
Total liabilities	245,436	241,339

Commitments and contingencies	--	--

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	--	--
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,085	35,084
Retained earnings	34,403	34,180
Unearned employee stock ownership plan (ESOP), 70,952 shares and 84,959 shares at December 31, and June 30, 2017, respectively	(710)	(850)
Treasury shares at cost, 151,549 and 151,549 common shares at March 31, 2018 and June 30, 2017, respectively	(1,355)	(1,355)
Accumulated other comprehensive income	1	1
Total shareholders’ equity	67,510	67,146

Total liabilities and shareholders’ equity	$312,946	$308,485

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Interest income
Loans, including fees	$8,430	$8,151	$2,822	$2,746
Mortgage-backed securities	37	45	14	14
Other securities	--	10	--	4
Interest-bearing deposits and other	386	257	132	99
Total interest income	8,853	8,463	2,968	2,863

Interest expense
Interest-bearing demand deposits	16	16	5	5
Savings	169	191	55	64
Certificates of Deposit	815	550	305	189
Deposits	1,000	757	365	258
Borrowings	531	289	196	119
Total interest expense	1,531	1,046	561	377
Net interest income	7,322	7,417	2,407	2,486
Provision for loan losses	107	222	104	166
Net interest income after provision for loan losses	7,215	7,195	2,303	2,320

Non-interest income
Earnings on bank-owned life insurance	430	71	18	24
Net gain on sales of loans	24	10	13	1
Net gain (loss) on sales of real estate owned	47	65	(4)	(9)
Valuation adjustments of real estate owned	(18)	(83)	(18)	(58)
Net gain on sales of investments	--	64	--	64
Other	150	207	48	68
Total non-interest income	633	334	57	90
Non-interest expense
Employee compensation and benefits	4,092	4,005	1,359	1,350
Occupancy and equipment	505	521	180	168
Outside service fees	126	129	40	34
Legal fees	20	26	4	6
Data processing	325	294	110	101
Auditing and accounting	205	243	68	85
FDIC insurance premiums	67	70	23	22
Franchise and other taxes	182	180	63	59
Foreclosure and real estate owned expenses (net)	93	95	32	27
Other	926	854	298	296
Total non-interest expense	6,541	6,417	2,177	2,148

Income before income taxes	1,307	1,112	183	262

Federal income tax expense (benefit)	(4)	393	21	94

NET INCOME	$1,311	$719	$162	$168

EARNINGS PER SHARE
Basic and diluted	$0.16	$0.09	$0.02	$0.02
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017

Net income	$1,311	$719	$162	$168

Other comprehensive gain, net of taxes: Unrealized holding gains on securities designated as available for sale, net of taxes of $0, $19, $0 and $21 during the respective periods	--	12	--	(24)

Less: Reclassification adjustment for gains included in net income, net of tax benefits of $0, $22, $0 and $22 during the respective periods	--	42	--	42
Total other comprehensive loss	--	(30)	--	(66)
Comprehensive income	$1,311	$689	$162	$102

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2018	2017

Cash flows from operating activities:
Net income	$1,311	$719
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	235	256
Accretion of purchased loan credit discount	(65)	(137)
Amortization of purchased loan premium	11	11
Amortization (accretion) of deferred loan origination costs (fees)	58	47
Amortization of premiums on investment securities	9	43
Amortization of premiums on deposits	--	(35)
Net gain on sale of loans	(24)	(10)
Net gain on sale of FHLMC stock	--	(64)
Net gain on sale of real estate owned	(47)	(65)
Valuation adjustments of real estate owned	18	83
Accretion of deferred gain on sale of real estate owned	(16)	(13)
ESOP compensation expense	141	158
Earnings on bank-owned life insurance	(436)	(71)
Provision for loan losses	107	222
Origination of loans held for sale	(797)	(653)
Proceeds from loans held for sale	821	468
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(29)	33
Prepaid expenses and other assets	148	476
Accrued interest payable	3	8
Other liabilities	91	86
Federal income taxes	(306)	(8)
Net cash provided by operating activities	1,233	1,554

Cash flows from investing activities:
Purchase of held-to-maturity U.S. Treasury notes	--	(6,499)
Purchase of term deposits in other financial institutions	(2,727)	(1,488)
Maturities of term deposits in other financial institutions	247	--
Securities maturities, prepayments and calls:
Held to maturity	397	8,404
Available for sale	19	4
Proceeds from sale of FHLMC stock	--	72
Proceeds from bank-owned life insurance	1,168	--
Loans originated for investment, net of principal collected	(6,848)	(15,533)
Proceeds from sale of real estate owned	265	710
Additions to real estate owned	(5)	(30)
Additions to premises and equipment, net	(148)	(55)
Net cash used in investing activities	(7,632)	(14,415)

Cash flows from financing activities:
Net increase (decrease) in deposits	10,891	(6,918)
Payments by borrowers for taxes and insurance, net	(300)	(189)
Proceeds from Federal Home Loan Bank advances	13,500	35,600
Repayments on Federal Home Loan Bank advances	(19,782)	(14,972)
Dividends paid on common stock	(1,088)	(1,115)
Net cash provided by financing activities	3,221	12,406

Net decrease in cash and cash equivalents	(3,178)	(455)

Beginning cash and cash equivalents	12,804	13,108

Ending cash and cash equivalents	$9,626	$12,653

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2018	2017

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$300	$400

Interest on deposits and borrowings	$1,528	$1,073

Transfers of loans to real estate owned, net	$830	$688

Loans made on sale of real estate owned	$169	$214

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the consolidated financial statements have been included. The results of operations for the nine- and three-month periods ended March 31, 2018, are not necessarily indicative of the results which may be expected for an entire fiscal year. The consolidated balance sheet as of June 30, 2017 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2017 filed with the Securities and Exchange Commission.

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

March 31, 2018

(unaudited)

1. Basis of Presentation (continued)

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

1. Basis of Presentation (continued)

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

1. Basis of Presentation (continued)

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

FASB ASC 310 – In March 2017, the FASB issued ASU No. 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this update shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments requite the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, which, in turn, are expected to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update are effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2018. Changes resulting from the amendments in this update should be recognized on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. Management elected to adopt the guidance in the quarter ended March 31, 2018 and there was not a material impact on the Company’s financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

1. Basis of Presentation (continued)

New Accounting Standards (continued)

FASB ASC 740 -In March 2018, the FASB issued ASU No. 2018-05, Income Taxes: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118. The Tax Cuts and Jobs Act (the “Act”) changes existing United States tax law and includes numerous provisions that will affect businesses. The Act introduces changes that impact U.S. corporate tax rates, business-related exclusions and deductions and credits. As such, the Act has widespread applicability to the Company. The update codifies SEC staff guidance which addresses the accounting for income taxes upon a change in tax laws or tax rates and related disclosures. The update is effective upon inclusion in the FASB codification. Management has substantially completed its accounting for the tax effects of enactment of the Tax Act. For deferred tax assets and liabilities, amounts were remeasured at December 31, 2017, based on the rates expected to reverse in the future, which is now 21%. The Company continues to analyze certain aspects of the Tax Act and further refinements are possible, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts; however, management does not expect any changes to be material.

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
(in thousands)	2018	2017	2018	2017
Net income allocated to common shareholders, basic and diluted	$1,311	$719	$162	$168

	Nine months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017
Weighted average common shares outstanding, basic and diluted	8,364,208	8,342,203	8,368,946	8,350,270

There were no stock option shares outstanding for the nine- or three-month periods ended March 31, 2018 and 2017.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2018 and June 30, 2017, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2018
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$51	$1	$--	$52

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,081	$25	$20	$1,086

	June 30, 2017
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$70	$1	$--	$71

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,487	$45	$9	$1,523

At March 31, 2018 and June 30, 2017, the Company’s debt securities consist of mortgage-backed securities, which do not have a single maturity date.

Our pledged securities totaled $601,000 and $722,000 at March 31, 2018 and June 30, 2017, respectively.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2018	2017

Residential real estate
One- to four-family	$200,649	$197,936
Multi-family	15,084	15,678
Construction	5,725	2,398
Land	809	1,304
Farm	2,392	2,062
Nonresidential real estate	32,813	29,211
Commercial nonmortgage	2,151	2,540
Consumer and other:
Loans on deposits	1,588	1,607
Home equity	7,177	6,853
Automobile	25	42
Unsecured	442	400
	268,855	260,031

Undisbursed portion of loans in process	(2,828)	(296)
Deferred loan origination (fees) costs	(158)	42
Allowance for loan losses	(1,549)	(1,533)
	$264,320	$258,244

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2018:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$773	$75	$(139)	$48	$757
Multi-family	243	(15)	--	--	228
Construction	6	3	--	--	9
Land	4	(3)	--	--	1
Farm	9	(1)	--	--	8
Nonresidential real estate	270	56	--	--	326
Commercial nonmortgage	6	(2)	--	--	4
Consumer and other:
Loans on deposits	4	(1)	--	--	3
Home equity	17	(5)	--	--	12
Automobile	--	--	--	--	--
Unsecured	1	--	--	--	1
Unallocated	200	--	--	--	200
Totals	$1,533	$107	$(139)	$48	$1,549

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2018:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$739	$104	$(90)	$4	$757
Multi-family	244	(16)	--	--	228
Construction	14	(5)	--	--	9
Land	2	(1)	--	--	1
Farm	10	(2)	--	--	8
Nonresidential real estate	293	33	--	--	326
Commercial nonmortgage	6	(2)	--	--	4
Consumer and other:
Loans on deposits	4	(1)	--	--	3
Home equity	18	(6)	--	--	12
Automobile	--	--	--	--	--
Unsecured	1		--	--	1
Unallocated	200	--	--	--	200
Totals	$1,531	$104	$(90)	$4	$1,549

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2017:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$862	$182	$(221)	$2	$825
Multi-family	192	25	--	--	217
Construction	5	--	--	--	5
Land	2	--	--	--	2
Farm	3	1	--	--	4
Nonresidential real estate	217	26	--	--	243
Commercial nonmortgage	18	(14)	--	--	4
Consumer and other:
Loans on deposits	4	(1)	--	--	3
Home equity	11	1	--	--	12
Automobile	--	--	--	--	--
Unsecured	1	2	(5)	2	--
Unallocated	200	--	--	--	200
Totals	$1,515	$222	$(226)	$4	$1,515

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2017:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$801	$148	$(126)	$2	$825
Multi-family	211	6	--	--	217
Construction	4	1	--	--	5
Land	3	(1)	--	--	2
Farm	4	--	--	--	4
Nonresidential real estate	230	13	--	--	243
Commercial nonmortgage	4	--	--	--	4
Consumer and other:
Loans on deposits	3	--	--	--	3
Home equity	12	--	--	--	12
Automobile	--	--	--	--	--
Unsecured	1	(1)	--	--	--
Unallocated	200	--	--	--	200
Totals	$1,473	$166	$(126)	$2	$1,515

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2018. The recorded investment in loans excludes accrued interest receivable and deferred loan costs, net due to immateriality. There were no impaired loans at March 31, 2018, that had a related specific allowance.

March 31, 2018:

	Unpaid Principal Balance and Recorded Investment
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Ending loans balance	Ending allowance attributed to loans	Unallocated allowance	Total allowance

Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,973	$1,303	$4,276	$--	$--	$--
Farm	538	--	538
Nonresidential real estate	123	--	123	--	--	--
	3,634	1,303	4,937	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$196,373	$757	$--	$757
Multi-family			15,084	228	--	228
Construction			5,725	9	--	9
Land			809	1	--	1
Farm			1,854	8	--	8
Nonresidential real estate			32,690	326	--	326
Commercial nonmortgage			2,151	4	--	4
Consumer:
Loans on deposits			1,588	3	--	3
Home equity			7,177	12	--	12
Automobile			25	--	--	--
Unsecured			442	1	--	1
Unallocated			--	--	200	200
			263,918	1,349	200	1,549
			$268,855	$1,349	$200	$1,549

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the nine months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2018			2017
With no related allowance recorded:
One- to four-family	$3,340	$3	$3	$3,871	$7	$7
Farm	269	--	--	--	--	--
Nonresidential real estate	127	--	--	--	--	--
Purchased credit-impaired loans	1,490	42	42	1,981	57	57
	5,226	45	45	5,852	64	64
With an allowance recorded:
One- to four-family	--	--	--	--	--	--
	$5,226	$45	$45	$5,852	$64	$64

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2018			2017
With no related allowance recorded:
One- to four-family	$2,919	$--	$--	$4,050	$4	$4
Farm	538	--	--	--	--	--
Nonresidential real estate	124	--	--	--	--	--
Purchased credit-impaired loans	1,311	3	3	1,762	17	17
	4,891	3	3	5,812	21	21
With an allowance recorded:
One- to four-family	--	--	--	--	--	--
	$4,891	$3	$3	$5,812	$21	$21

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2018 and June 30, 2017:

	March 31, 2018		June 30, 2017
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$3,993	$1,781	$4,870	$1,770
Farm	538	--	--	--
Nonresidential real estate and land	142	271	151	--
Home equity	4	--	--	--
Consumer	2	--	8	11
	$4,679	$2,052	$5,029	$1,781

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” At March 31, 2018 and June 30, 2017, the Company had $1.8 million loans classified as TDRs. Of the TDRs at March 31, 2018, approximately 33.2% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications that occurred during the nine months ended March 31, 2018 and 2017, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Nine months ended March 31, 2018
Residential real estate:
Terms extended and additional funds advanced	$325	$--	$325
Chapter 7 bankruptcy without reaffirmation	32	--	32

Nine months ended March 31, 2017
Residential real estate:
Terms extended	$97	$--	$97

The following table summarizes TDR loan modifications that occurred during the three months ended March 31, 2018 and 2017, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended March 31, 2018
Residential real estate:
Chapter 7 bankruptcy without reaffirmation	$32	$--	$32

Three months ended March 31, 2017
Residential real estate:
Terms extended	$--	$--	$--

The Company had three TDRs during the nine months ended March 31, 2018, while there was one TDR during the nine months ended March 31, 2017. The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of March 31, 2018 or at June 30, 2017. The Company had no commitments to lend on loans classified as TDRs at March 31, 2018 or June 30, 2017.

Four TDRs with a carrying value of $136,000 defaulted during the nine-month period ended March 31, 2018. The properties were taken into REO and sold. There was one TDR with a carrying value of $3,000 that defaulted during the nine- and three-month periods ended March 31, 2017.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2018, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,594	$3,117	$8,711	$191,938	$200,649
Multi-family	345	--	345	14,739	15,084
Construction	--	--	--	5,725	5,725
Land	--	--	--	809	809
Farm	--	538	538	1,854	2,392
Nonresidential real estate	301	271	572	32,241	32,813
Commercial non-mortgage	--	--	--	2,151	2,151
Consumer and other:
Loans on deposits	--	--	--	1,588	1,588
Home equity	--	--	--	7,177	7,177
Automobile	--	--	--	25	25
Unsecured	--	--	--	442	442
Total	$6,240	$3,926	$10,166	$258,689	$268,855

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2017, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$5,193	$4,496	$9,689	$188,247	$197,936
Multi-family	--	--	--	15,678	15,678
Construction	--	--	--	2,398	2,398
Land	--	--	--	1,304	1,304
Farm	539	--	539	1,523	2,062
Nonresidential real estate	635	133	768	28,443	29,211
Commercial nonmortgage	--	--	--	2,540	2,540
Consumer:
Loans on deposits	--	--	--	1,607	1,607
Home equity	17	11	28	6,825	6,853
Automobile	--	--	--	42	42
Unsecured	13	--	13	387	400
Total	$6,397	$4,640	$11,037	$248,994	$260,031

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

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

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, based on currently existing facts, conditions and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$--	$1,258	$9,933	$--	$189,458
Multi-family	14,434	--	650	--	--
Construction	5,725	--	--	--	--
Land	809	--	--	--	--
Farm	1,854	--	538	--	--
Nonresidential real estate	32,099	--	714	--	--
Commercial nonmortgage	2,143	--	8	--	--
Consumer:
Loans on deposits	1,588	--	--	--	--
Home equity	7,177	--	--	--	--
Automobile	25	--	--	--	--
Unsecured	440	--	2	--	--
	$66,294	$1,258	$11,845	$--	$189,458

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $388,000 at March 31, 2018 and June 30, 2017, respectively, was $1.3 million at March 31, 2018 and $1.7 million at June 30, 2017.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected on loans purchased during fiscal year 2013, is as follows:

	Nine months ended March 31,		Three months ended March 31,
	2018	2017	2018	2017

Balance at beginning of period	$720	$981	$678	$900
Accretion of income	(65)	(137)	(22)	(45)
Reclassifications from nonaccretable difference	--	60	--	--
Disposals, net of recoveries	2	(163)	1	(114)
Balance at end of period	$657	$741	$657	$741

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2017, nor for the nine-month period ended March 31, 2018. Neither were any allowance for loan losses reversed during those periods.

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

March 31, 2018

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2018
Agency mortgage-backed: residential	$52	$--	$52	$--

June 30, 2017
Agency mortgage-backed: residential	$71	$--	$71	$--

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2018
Residential Real Estate:
1-4 Family	$181	--	--	$181
Other real estate owned, net
One- to four-family	5	--	--	5

June 30, 2017
Other real estate owned, net
One- to four-family	$103	--	--	$103
Land	79	--	--	79

There were three impaired loans with carrying amounts of $181,000, which were remeasured using the fair value of the collateral for collateral-dependent loans, at March 31, 2018, and no such loans at June 30, 2017. There was $21,000 and $8,000 in specific provision made for the nine- or three-month periods ended March 31, 2018, while there was no specific provision for the nine- or three-month periods ended March 31, 2017.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $5,000 and $182,000 at March 31, 2018 and June 30, 2017, respectively. Other real estate owned was written down by $18,000 and $83,000 during the nine months ended March 31, 2018 and 2017, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2018 and June 30, 2017:

March 31, 2018	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Loans:
One- to four-family	$181	Sales comparison approach	Adjustments for differences between comparable sales	-23.5% to 13.8% (-0.6%)

Foreclosed and repossessed assets:
One- to four-family	$5	Sales comparison approach	Adjustments for differences between comparable sales	0.0% to 0.0% (0.0%)

June 30, 2017	Fair Value (in thousands)	Valuation Technique(s)	Unobservable Input(s)	Range (Weighted Average)

Foreclosed and repossessed assets:
One- to four-family	$103	Sales comparison approach	Adjustments for differences between comparable sales	-3.6% to 45.8% (9.5%)
Land	$79	Sales comparison approach	Adjustments for differences between comparable sales	3.5% to 6.6% (5.0%)

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

March 31, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following methods were used to estimate the fair value of all other financial instruments at March 31, 2018 and June 30, 2017:

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

Federal Home Loan Bank stock: Historical cost approximates the fair value of FHLB stock due to restrictions placed on its transferability.

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

Commitments to extend credit: For fixed-rate and adjustable-rate loan commitments, the fair value estimate considers the difference between current levels of interest rates and committed rates. The fair value of outstanding loan commitments at March 31, 2018 and June 30, 2017, was not material.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2018 and June 30, 2017 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2018 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$9,626	$9,626			$9,626
Term deposits in other financial institutions	6,681	6,681			6,681
Available-for-sale securities	52		$52		52
Held-to-maturity securities	1,081		1,086		1,086
Loans receivable - net	264,320			$273,011	273,011
Federal Home Loan Bank stock	6,482				6,482
Accrued interest receivable	708		708		708

Financial liabilities
Deposits	$193,736	$76,082	$117,356		193,438
Federal Home Loan Bank advances	49,498		49,571		49,571
Advances by borrowers for taxes and insurance	518	518			518
Accrued interest payable	24		24		24

		Fair Value Measurements at
	Carrying	June 30, 2017 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total

Financial assets
Cash and cash equivalents	$12,804	$12,804			$12,804
Term deposits in other financial institutions	4,201	4,201			4,201
Available-for-sale securities	71		$71		71
Held-to-maturity securities	1,487		1,523		1,523
Loans receivable – net	258,244			$269,606	269,606
Federal Home Loan Bank stock	6,482				6,482
Accrued interest receivable	679		679		679

Financial liabilities
Deposits	$182,845	$78,561	$103,786		$182,347
Federal Home Loan Bank advances	55,780		55,881		55,881
Advances by borrowers for taxes and insurance	818		818		818
Accrued interest payable	21		21		21

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2018

(unaudited)

6. Accumulated Other Comprehensive Income (Loss)

The Company’s accumulated other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Nine months ended March 31, 2018

Beginning balance	$1
Current year change	--
Ending balance	$1

Accumulated other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended March 31,
(in thousands)	2018	2017

Unrealized holding gains (losses) on available-for-sale securities	$1	$(45)
Tax effect	--	(15)
Net-of-tax amount	$1	$(30)

	Three months ended March 31,
(in thousands)	2018	2017

Unrealized holding gains (losses) on available-for-sale securities	$1	$(100)
Tax effect	--	(34)
Net-of-tax amount	$1	$(66)

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

Average Balance Sheets

The following table represents the average balance sheets for the nine-month periods ended March 31, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2018			2017
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$261,401	$8,430	4.30%	$246,085	$8,151	4.42%
Mortgage-backed securities	1,379	37	3.58	1,931	45	3.11
Other securities	--	--	--	2,147	10	0.62
Other interest-earning assets	18,910	386	2.72	19,544	257	1.75
Total interest-earning assets	281,690	8,853	4.19	269,707	8,463	4.18

Less: Allowance for loan losses	(1,535)			(1,484)
Non-interest-earning assets	29,187			30,006
Total assets	$309,342			$298,229

Interest-bearing liabilities:
Demand deposits	$15,228	$16	0.14%	$15,734	$16	0.14%
Savings	57,714	169	0.39	62,755	191	0.41
Certificates of deposit	112,707	815	0.96	103,161	550	0.71
Total deposits	185,649	1,000	0.72	181,650	757	0.56
Borrowings	48,829	531	1.45	42,288	289	0.91
Total interest-bearing liabilities	234,478	1,531	0.87	223,938	1,046	0.62

Noninterest-bearing demand deposits	5,183			4,330
Noninterest-bearing liabilities	2,310			2,513
Total liabilities	241,971			230,781

Shareholders’ equity	67,371			67,448
Total liabilities and shareholders’ equity	$309,342			$298,229
Net interest spread		$7,322	3.32%		$7,417	3.56%
Net interest margin			3.47%			3.67%
Average interest-earning assets to average interest-bearing liabilities			120.14%			120.44%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended March 31, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2018			2017
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$265,644	$2,822	4.25%	$251,355	$2,746	4.37%
Mortgage-backed securities	1,247	14	4.49	1,788	14	3.13
Other securities	--	--	--	2,281	4	0.70
Other interest-earning assets	18,146	132	2.91	18,993	99	2.09
Total interest-earning assets	285,037	2,968	4.17	274,417	2,863	4.17

Less: Allowance for loan losses	(1,523)			(1,471)
Non-interest-earning assets	28,953			30,375
Total assets	$312,467			$303,321

Interest-bearing liabilities:
Demand deposits	$14,946	$5	0.13%	$15,647	$5	0.13%
Savings	56,946	55	0.39	62,282	64	0.41
Certificates of deposit	116,859	305	1.04	101,356	189	0.75
Total deposits	188,751	365	0.77	179,285	258	0.58
Borrowings	49,118	196	1.60	49,873	119	0.95
Total interest-bearing liabilities	237,869	561	0.94	229,158	377	0.66

Noninterest-bearing demand deposits	5,038			2,257
Noninterest-bearing liabilities	1,934			4,407
Total liabilities	244,841			235,822

Shareholders’ equity	67,626			67,499
Total liabilities and shareholders’ equity	$312,467			$303,321
Net interest spread		$2,407	3.22%		$2,486	3.51%
Net interest margin			3.38%			3.62%
Average interest-earning assets to average interest-bearing liabilities			119.83%			119.75%

1 Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to March 31, 2018

Assets: At March 31, 2018, the Company’s assets totaled $313.0 million, an increase of $4.5 million, or 1.5%, from total assets at June 30, 2017. This increase was attributed primarily to an increase in loans and time deposits in other financial institutions and was partially offset by a decrease in cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents decreased $3.2 million or 24.8% to $9.6 million at March 31, 2018, as the Company continued investing liquidity into higher earning liquid assets.

Time deposits in other financial institutions: Time deposits in other financial institutions increased by $2.5 million or 59.0% to $6.7 million at March 31, 2018, as we seek to employ liquidity at the highest earning level possible.

Investment securities: At March 31, 2018 our securities portfolio consisted of mortgage-backed securities. Investment securities decreased $425,000 or 27.3% to $1.1 million at March 31, 2018, due to principal payments and prepayments.

Loans: Loans receivable, net, increased by $6.1 million or 2.4% to $264.3 million at March 31, 2018. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans:  At March 31, 2018, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.7 million, or 2.5% of total loans (including loans purchased in the acquisition), compared to $6.8 million or 2.6%, of total loans at June 30, 2017.  The Company’s allowance for loan losses totaled $1.5 million at both March 31, 2018 and June 30, 2017, respectively. The allowance for loan losses at March 31, 2018, represented 23.0% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2017, the allowance represented 22.5% of nonperforming loans and 0.6% of total loans.

The Company had $12.6 million in assets classified as substandard for regulatory purposes at March 31, 2018, including loans ($11.8 million) and real estate owned (“REO”) ($788,000), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired) was 4.8% and 4.5% at March 31, 2018 and June 30, 2017, respectively. Of substandard loans, 92.8% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2018	June 30, 2017

Substandard assets	$12,633	$12,087
Doubtful assets	--	--
Loss assets	--	--
Total classified assets	$12,633	$12,087

At March 31, 2018, the Company’s real estate acquired through foreclosure represented 6.2% of substandard assets compared to 3.0% at June 30, 2017. During the nine months ended March 31, 2018, the Company sold property with a carrying value of $387,000 for $432,000, while during the year ended June 30, 2017, property with a carrying value of $780,000 was sold for $816,000. During the nine months ended March 31, 2018, the Company made $169,000 in loans to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2017, $254,000 in loans to facilitate an exchange were made. The Company defers recognition of any gain on loans to facilitate an exchange until the proper time in the future according to ASC topic 360, Property, Plant and Equipment. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $243,000 and $346,000 at March 31, 2018 and June 30, 2017, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to March 31, 2018 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2018		June 30, 2017
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value

Single family, non-owner occupied	9	$788	6	$330
Building lot	1	--	2	28
Total REO	10	$788	8	$358

At March 31, 2018 and June 30, 2017, the Company had $1.3 million and $6.2 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention. The decrease in loans classified as special mention from June 30, 2017 to the recently-ended quarter was due to improved financial condition of borrowers previously included in the special mention category.

Liabilities: Total liabilities increased $4.1 million, or 1.7% to $245.4 million at March 31, 2018, primarily due to an increase in deposits, which increased $10.9 million or 6.0% to $193.7 million at March 31, 2018. The Company has been successful in competing for and attracting deposits in its local markets as short-term interest rates have risen. FHLB advances decreased $6.3 million or 11.3% and totaled $49.5 million at quarter end, as the Company utilized deposits rather than advances to fund loan growth.

Shareholders’ Equity: At March 31, 2018, the Company’s shareholders’ equity totaled $67.5 million, an increase of $364,000 or 0.5% from the June 30, 2017 total. The change in shareholders’ equity was primarily associated with net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2017 to March 31, 2018 (continued)

The Company paid dividends of $1.1 million or 83.0% of net income for the nine-month period just ended. On July 6, 2017, the members of First Federal MHC for the sixth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2018. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2017 for additional discussion regarding dividends.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2018 and 2017

General

Net income totaled $1.3 million or $0.16 diluted earnings per share for the nine months ended March 31, 2018, an increase of $592,000 or 82.3% from net income of $719,000 for the same period in 2017.

Net Interest Income

Net interest income before provision for loan losses decreased $95,000 or 1.3% to $7.3 million for the nine-month period just ended. Interest income increased by $390,000, or 4.6%, to $8.9 million, while interest expense increased $485,000 or 46.4% to $1.5 million for the nine months ended March 31, 2018.

Interest income on loans increased $279,000 or 3.4% to $8.4 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $15.3 million or 6.2% to $261.4 million for the nine-month period ended March 31, 2018, while the rate earned on the loan portfolio decreased 12 basis points to 4.30%. Interest income on mortgage-backed securities decreased $8,000 or 17.8% to $37,000 for the nine-month period just ended due to lower volume of securities, because of repayments and prepayments on the underlying mortgage loans. Interest income from interest-bearing deposits and other increased $129,000 or 50.2% to $386,000 for the nine-month just ended primarily due to an increase in the average rate earned on those assets, which increased 97 basis points to 2.7% for the current yearly period compared to the period a year ago.

Interest expense on deposits increased $243,000 or 32.1% to $1.0 million for the nine months ended March 31, 2018, while interest expense on borrowings increased $242,000 or 83.7% to $531,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 16 basis points to 72 basis points for the recently ended period. The average balance of deposits increased $4.0 million or 2.2% to $185.6 million for the most recent period. The increase in interest expense on borrowings was attributed primarily to higher interest rate levels, although the average balance also increased period to period. The average rate paid on borrowings increased 54 basis points to 145 basis points for the most recent period, while the average balance of borrowings outstanding increased $6.5 million or 15.5% to $48.8 million for the recently ended nine-month period.

Net interest spread decreased from 3.56% for the prior year nine-month period to 3.32% for the nine-month period ended March 31, 2018.

Provision for Losses on Loans

The Company recorded a $107,000 provision for losses on loans during the nine months ended March 31, 2018, compared to a provision of $222,000 for the nine months ended March 31, 2017.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2018 and 2017 (continued)

Non-interest Income

Non-interest income increased $299,000 or 89.5% to $633,000 for the nine months ended March 31, 2018, compared to the prior year period, primarily because of an increase in earnings on bank-owned life insurance (“BOLI”), which increased $359,000 for the recently-ended nine-month period over the prior year amount and totaled $430,000 for the nine-month period ended March 31, 2018. During the quarter ended December 31, 2017, First Federal of Kentucky received insurance death benefit proceeds on policies it acquired in April 2004 under the bank-owned life insurance program. The program initially covered four individuals and has been operated as part of the overall employee benefits program since its inception. In addition to the increase in BOLI income, the Company had a decrease in the valuation adjustment for real estate owned (“REO,”) which declined $65,000 or 78.3% and totaled $18,000 for the recent period compared to $83,000 in the prior year. Somewhat offsetting the increase in BOLI income and lower expense associated with REO valuation adjustments were decreases in net gains on sale of investments and other non-interest income. During the prior year the Company sold its investment in Federal Home Loan Mortgage Company (“Freddie Mac”) stock and recognized a gain of $64,000. Other non-interest income decreased $57,000 or 27.5% and totaled $150,000 for the recently ended nine-month period compared to the prior year.

Non-interest Expense

Non-interest expense increased $124,000 or 1.9% and totaled $6.5 million for the nine months ended March 31, 2018, primarily due to an increase in employee compensation and benefits and other non-interest expense. Employee compensation and benefits for the nine months ended March 31, 2018 increased $87,000 or 2.2% to $4.1 million, due primarily to higher costs associated with the Company’s defined benefit pension plan and higher employee compensation. Defined benefit pension plan costs increased $131,000 or 25.2% to $652,000 for the nine-month period just ended. Management expects its defined benefit pension costs to continue to increase as pension assets return lower net yields and as estimated future benefit costs continue to rise. Employee compensation increased $89,000 or 3.4% to $2.7 million for the recently-ended period, as the Company added two additional full-time equivalent employees compared to the prior year. Other non-interest expense increased $72,000 or 8.4% to $926,000 for the same time period primarily due to higher costs for data transmission and communication as well as higher advertising costs and employee training. Communications charges increased $30,000 or 18.3% to $194,000 for the nine months ended March 31, 2018, because of increased capacity and data speed connectivity among the bank locations. Advertising costs increased $15,000 or 8.9% to $187,000 for the current year period, as the Company seeks to solidify its brand with local customers and competes for local deposits. Somewhat offsetting the increases in various costs were decreases in auditing and accounting as well as occupancy and equipment. Auditing and accounting decreased $38,000 or 15.6% to $205,000 for the recently-ended period, while occupancy and equipment expense decreased $16,000 or 3.1% to $505,000 for the nine-month period.

Federal Income Tax Expense

The Company recorded a federal income tax benefit of $4,000 for the nine months ended March 31, 2018, compared to tax expense of $393,000 in the prior year period. The decrease in income tax expense was primarily related to the recently-enacted Tax Cuts and Jobs Act, which has reduced the top income tax rate for corporations beginning January 1, 2018. Under U.S. Generally Accepted Accounting Principles (“GAAP”), the effect of changes in tax laws or rates is recognized in income tax expense in the period in which legislation is enacted. The Company recognized an income tax benefit of approximately $268,000 related to lower tax rates expected to be applied to its net deferred tax liabilities in the future.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2018 and 2017

General

Net income totaled $162,000 for the three months ended March 31, 2018, a decrease of $6,000 or 3.6% from net income of $168,000 for the same period in 2017.

Net Interest Income

Net interest income before provision for loan losses decreased $79,000 or 3.2% to $2.4 million for the three-month period just ended. Interest income increased by $105,000, or 3.7%, to $3.0 million, while interest expense increased $184,000 or 48.8% to $561,000 for the three months ended March 31, 2018.

Interest income on loans increased $76,000 or 2.8% to $2.8 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $14.3 million or 5.7% to $265.6 million for the three-month period ended March 31, 2018, while the rate earned on the loan portfolio decreased 12 basis points to 4.25%. Interest income on mortgage-backed securities remained unchanged at $14,000 for both quarterly periods ended March 31, 2018 and 2017. Interest income from interest-bearing deposits and other increased $33,000 or 33.3% to $132,000 for the quarter just ended primarily due to an increase in the average rate earned on those assets which increased 83 basis points to 2.91% compared to the period a year ago.

Interest expense on deposits increased $107,000 or 41.5% to $365,000 for the three months ended March 31, 2018, while interest expense on borrowings increased $77,000 or 64.7% to $196,000 for the same period. The increase in interest expense on deposits was attributed to both an increase in the average balance of deposits and an increase in the average rate paid on deposits. The average balance of deposits increased $7.5 million or 4.2% to $186.7 million for the quarter just ended, while the average rate paid on deposits increased 15 basis points to 73 basis points for the recently ended quarter. The increase in interest expense on borrowings was attributed to higher interest rate levels. The average rate paid on borrowings increased 42 basis points to 137 basis points for the recently ended three-month period, while the average balance of borrowings outstanding decreased $2.9 million or 5.8% to $47.0 million for the most recent period.

Net interest spread decreased from 3.51% for the prior year quarterly period to 3.22% for the quarter ended March 31, 2018.

Provision for Losses on Loans

The Company recorded a $104,000 provision for losses on loans during the three months ended March 31, 2018, compared to a provision of $166,000 for the three months ended March 31, 2017.

Non-interest Income

Non-interest income decreased $33,000 to $57,000 for the three months ended March 31, 2018, compared to the prior year quarter, primarily due to decreases in net gains on sales of investments and other non-interest income. During the prior year quarter the Company sold its investment in Federal Home Loan Mortgage Company (“Freddie Mac”) stock and recognized a gain of $64,000. Other non-interest income decreased $20,000 or 29.4% and totaled $48,000 for the recently ended three-month period compared to the prior year. Somewhat offsetting the decreases in net gains on sales of investments and other non-interest income was a decrease in the valuation adjustment for real estate owned (“REO,”) which declined $40,000 or 69.0% and totaled $18,000 for the recently ended quarterly period compared to the prior year.

Non-interest Expense

Non-interest expense increased $29,000 or 1.4% to $2.2 million for the three months ended March 31, 2018, primarily due to increases in occupancy and equipment and employee compensation and benefits. Occupancy and equipment increased $12,000 or 7.1% to $180,000 for the recently ended quarter primarily due to maintenance and repair expenditures made to the Company’s buildings. Employee compensation and benefits for the quarter ended March 31, 2018 increased $9,000 or 0.7% to $1.4 million, due to a higher number of full-time equivalent personnel quarter-to-quarter and higher fringe benefits expense. Somewhat offsetting the increases in occupancy and equipment costs and employee compensation and benefits was a decrease in auditing and accounting, which decreased $17,000 or 20.0% to $68,000 for the period just ended.

Federal Income Tax Expense

The Company recorded federal income tax expense of $21,000 for the three months ended March 31, 2018, compared to $94,000 in the prior year period.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2018 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2017.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2018.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

January 1-31, 2018	--	$--	--	60,323
February 1-28, 2018	--	$--	--	60,323
March 1-31, 2018	--	$--	--	60,323

(1) On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report
On Form 10-Q for the quarter ended March 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

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

KENTUCKY FIRST FEDERAL BANCORP

Date: May 15, 2018	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date: May 15, 2018	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer