Form 10-K
period 2018-06-30
Kentucky First Federal Bancorp
filed 2018-09-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2018

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

The aggregate market value of the common stock held by nonaffiliates was $3.2 million as of December 31, 2017.

Number of shares of common stock outstanding as of September 21, 2018: 8,433,315

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2018. (Part II)
2.	Portions of Proxy Statement for the 2018 Annual Meeting of Stockholders. (Part III)

i

PART I

Item 1.  Business.

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

At June 30, 2018, Kentucky First had total assets of $318.4 million, deposits of $195.7 million and stockholders’ equity of $67.2 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office in Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2018, First Federal of Hazard had total assets of $75.3 million, net loans of $67.6 million, total mortgage-backed and other securities of $352,000, deposits of $47.0 million and total capital of $18.2 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2018, First Federal of Kentucky had total assets of $243.3 million, net loans of $202.7 million, total mortgage-backed and other securities of $698,000, deposits of $152.5 million and total capital of $45.0 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, per capita personal income in Perry County averaged $19,697 in 2016, compared to personal income of $24,802 in Kentucky and $31,099 in the United States. Total population in Perry County has declined 2,000 or 6.9% over the last five years to approximately 27,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of the trade, transportation and utilities industry (18.4%), professional and business services (5.1%), and financial activities (3.2%). During the last five years, the unemployment rate has been higher than most regions, and in June 2018, was 4.0%, compared to 4.2% in Kentucky and 4.0% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 50,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is government, which employs about 36.3% of the workforce followed by transportation and utilities sector, professional and business services, and leisure and hospitality industries, which employ about 10.2%, 9.1% and 8.8% of the workforce, respectively. The unemployment rate was 4.3% for June 2018 after having experienced an unemployment rate which had ranged from 4.5% to 9.0% in prior years. The per capita income in Franklin County for 2016 averaged $27,252.

Boyle County has a population of approximately 30,000. The education and health services sector, which employs about 25.0% of the work force, is the largest employer, while the trade, transportation and utilities sector and manufacturing sector are the next largest employers with approximately 20.1% and 14.7% of the workforce, respectively. Centre College is one of the larger employers in the community. The unemployment rate was 5.1% in June 2018, while the per capita income in Boyle County for 2016 (the most recent period for which information is available) averaged $23,276.

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

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2018, residential mortgage loans totaled $227.2 million, or 82.8%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of First Federal of Kentucky’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2018, the Company’s loan portfolio included $176.6 million in adjustable-rate residential mortgage loans, or 77.7%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. At June 30, 2018, construction loans totaled $5.1 million, or 1.8%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2018, multi-family loans totaled $15.1 million, or 5.5%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, and properties used for other purposes. At June 30, 2018, nonresidential totaled $32.4 million, or 11.8% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2018, commercial non-mortgage loans totaled $1.9 million, or 0.7%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2018, our consumer loan balance totaled $9.6 million, or 3.5%, of our total loan portfolio. Of the consumer loan balance at June 30, 2018, $7.6 million were home equity loans, $1.5 million were loans secured by savings deposits and $571,000 were automobile or unsecured loans.

Our home equity loans are made at First Federal of Kentucky and are made on the security of residential real estate and have terms of up to 15 years. Most of First Federal of Kentucky’s home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. First Federal of Kentucky does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. First Federal of Kentucky’s home equity loans require the monthly payment of 1.0% to 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. First Federal of Kentucky’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2018, the total outstanding home equity loans amounted to 2.8% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2018, loans on savings accounts totaled 0.5% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2018, totaled 0.2% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2018, $10.3 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

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

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2018, the regulatory limit on loans to one borrower was $2.8 million for First Federal of Hazard and $4.7 million for First Federal of Kentucky. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2018, no commitment losses were reflected in a separate liability.

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

At June 30, 2018, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $2.4 million at June 30, 2018. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2018, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $2.3 million and $7.3 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2017 (the most recent period for which information is available,) First Federal of Hazard had a deposit market share of 8.0% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) and 1st Trust Bank, Inc. had Perry County deposit market shares of 38.2%, 20.8% and 31.2%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2017, (the most recent period for which information is available,) First Federal of Kentucky had deposit market share of 7.6%, 8.9% and 16.3% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Farmers Capital Bank Corporation (United Bank and Capital Trust Company) at a 32.9% market share in the three-county area, Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 20.1% and Whitaker Bank Corporation of Kentucky at 13.4%. Farmers Capital Bank Corporation, Boyle Bancorp, Inc., and Whitaker Bank Corporation had assets at June 30, 2018, of $1.6 billion, $506.3 million and $1.3 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($1.2 billion in assets) and the Kentucky Employees Credit Union ($76.8 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2018, we had 68 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

In May 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act, was enacted to modify or remove certain financial reform rules and regulations, including some of those implemented under the Dodd-Frank Act. While the Economic Growth, Regulatory Relief and Consumer Protection Act maintains most of the regulatory structure established by the Dodd-Frank Act, it amends certain aspects of the regulatory framework for small depository institutions with assets of less than $10 billion and for large banks with assets of more than $50 billion. Many of these changes could result in meaningful regulatory changes for community banks such as the Bank, and their holding companies.

The Economic Growth, Regulatory Relief and Consumer Protection Act, among other matters, expands the definition of qualified mortgages which may be held by a financial institution and simplifies the regulatory capital rules for financial institutions and their holding companies with total consolidated assets of less than $10 billion by instructing the federal banking regulators to establish a single “Community Bank Leverage Ratio” of between 8 and 10 percent. Any qualifying depository institution or its holding company that exceeds the “community bank leverage ratio” will be considered to have met generally applicable leverage and risk-based regulatory capital requirements and any qualifying depository institution that exceeds the new ratio will be considered to be “well capitalized” under the prompt corrective action rules. The Economic Growth, Regulatory Relief and Consumer Protection Act also expands the category of holding companies that may rely on the “Small Bank Holding Company and Savings and Loan Holding Company Policy Statement” by raising the maximum amount of assets a qualifying holding company may have from $1 billion to $3 billion. A major effect of this change is to exclude such holding companies from the minimum capital requirements of the Dodd-Frank Act. In addition, the Economic Growth, Regulatory Relief and Consumer Protection Act includes regulatory relief for community banks regarding regulatory examination cycles, call reports, the Volcker Rule (proprietary trading prohibitions), mortgage disclosures and risk weights for certain high-risk commercial real estate loans.

It is difficult at this time to predict when or how any new standards under the Economic Growth, Regulatory Relief and Consumer Protection Act will ultimately be applied to us or what specific impact and the yet-to-be-written implementing rules and regulations will have on community banks.

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

As of June 30, 2018, current capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. At June 30, 2018, First Federal of Hazard and First Federal of Kentucky each met the qualified thrift lender test.

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

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2018, of $2.0 million and $4.5 million, respectively.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $15.5 million and $115.2 million, plus 10% on the remainder. The first $15.5 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at the Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2018, the Banks met their reserve requirements.

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

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2014 and later. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Company has a fiscal year end of June 30th, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 27.6%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment, and then will be a flat 21% corporate income tax rate for fiscal 2019 and thereafter.

On December 22, 2017, the Tax Cuts and Jobs Act was enacted, which amended the Internal Revenue Code of 1986, reducing tax rates and modifying certain policies, credits, and deductions for individuals and businesses. Included in this legislation was a reduction of the federal corporate income tax rate from 35% to 21%. As a result of this reduction, we were required to revalue our existing net deferred tax assets, which resulted in a $268,000 reduction to income tax expense during the quarter. The Tax Cuts and Jobs Act also added limitations on the deductibility of business interest expense. While this limitation should not impact the deductibility of the Company’s interest expense, the limitation could impact our commercial borrowers. The Tax Cuts and Jobs Act also includes changes to personal income taxes, including: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgages; (ii) the elimination of interest deductions for home equity loans; and (iii) a limitation on the deductibility of property taxes and state and local income taxes.

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

The amount of additional taxable income triggered by a non-dividend distribution is an amount that, when reduced by the tax attributable to the income, is equal to the amount of the distribution. Therefore, if First Federal of Kentucky makes a non-dividend distribution to us, approximately one and one-half times the amount of the distribution not in excess of the amount of the reserves would be includable in income for federal income tax purposes, assuming a 21% federal corporate income tax rate. First Federal of Kentucky does not intend to pay dividends in the future that would result in a recapture of any portion of its bad debt reserves.

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

Item 1A. Risk Factors.

Rising interest rates may hurt our profits and asset values.

In response to improving economic conditions, the Federal Reserve Board’s Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the current target range of 1.75% - 2.00% that was in effect at June 30, 2018.

If interest rates continue to rise, our net interest income may decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities, increases more quickly than interest income earned on interest-earning assets, such as loans and investments. In addition, a continuation of rising interest rates may hurt our income because of reduced demand for new loans, the demand for refinancing loans and the interest and fee income earned on new loans and refinancings. While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

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

We may be adversely affected by recent changes in U.S. tax laws and regulations.

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation was a reduction of the corporate income tax rate from 35% to 21%. In addition, other changes included: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The recent changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

A larger percentage of our loans are collateralized by real estate and disruptions in the real estate market may result in losses and hurt our earnings.

Approximately 95.8% of our loan portfolio at June 30, 2018 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

First Federal of Hazard’s market area consists of Perry and surrounding counties in eastern Kentucky. The economy in this market area has been distressed in recent years due to the decline in the coal industry on which the economy has been dependent. While the region has seen improvement in the economy from the influx of other industries, such as health care and manufacturing, the competition provided by new methods of extracting natural gas has recently hurt the coal industry. As a consequence, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States and First Federal of Hazard has experienced insufficient loan demand in its market area. Moreover, the slow economy in First Federal of Hazard’s market area will limit our ability to grow our asset base in that market.

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

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2018, our return on average equity was 1.97%. We may manage excess capital through a stock repurchase program when cash availability and market prices make such purchases appropriate. Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained. Consequently, you should not expect a competitive return on average equity in the near future. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

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

First Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the third quarter of 2019. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2018.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2018	Approximate Square Footage
	(Dollars in thousands)

First Federal of Hazard Main Office:
655 Main Street Hazard, Kentucky 41701	2016	Owned	$758	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	965	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	727	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	490	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	483	8,700

120 Skywatch Drive
Danville, Kentucky 40422	2012	Owned	755	2,300

208 Lexington Street
Lancaster, Kentucky 40444	2012	Owned	544	4,300

The net book value of our investment in premises and equipment was $5.7 million at June 30, 2018. See Note E of Notes to Consolidated Financial Statements.

Item 3. Legal Proceedings.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)       The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2018 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)       Not applicable.

(c)       The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2018.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2018
Beginning date: April 1
Ending date: April 30	--	--	--	60,323

May 2018
Beginning date: May 1
Ending date: May 31	--	--	--	60,323

June 2018
Beginning date: June 1
Ending date: June 30	--	--	--	60,323

Total	--	--	--	60,323

(1)	On January 16, 2014, the Company announced a program (its seventh) to repurchase up to 150,000 shares of its Common Stock.

Item 6.  Selected Financial Data.

This item is not applicable, as the Company is a smaller reporting company.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information contained in the section captioned “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Annual Report, is incorporated herein by reference.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

This item is not applicable, as the Company is a smaller reporting company.

Item 8.  Financial Statements and Supplementary Data.

The Consolidated Financial Statements, Notes to Consolidated Financial Statements, Report of Independent Registered Public Accounting Firm and Selected Financial Data, which are listed under Item 15 herein, are included in the Annual Report and are incorporated herein by reference.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On September 29, 2017, Kentucky First Federal Bancorp dismissed Crowe LLP (“Crowe”) based on the recommendation of the Audit Committee of the Board of Directors and formally notified Crowe that they would not be retained as the Registrant’s independent registered public accounting firm for the fiscal year ending June 30, 2018.

Crowe’s reports on the Registrant’s financial statements for the fiscal years ended June 30, 2017 and 2016 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the Registrant’s fiscal years ended June 30, 2017 and 2016, and through September 29, 2017, there were no disagreements with Crowe on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Crowe, would have caused Crowe to make reference to the subject matter of the disagreements in their report on the financial statements for such years. During the Registrant’s fiscal years ended June 30, 2017 and 2016, and through September 29, 2017, there were no “reportable events” as defined in Item 304(a)(1)(v) of Regulation S-K.

On September 28, 2017, based on the recommendation of the Audit Committee of the Board of Directors, the Registrant engaged BKD, LLP to conduct the audit of the Registrant’s consolidated financial statements for the fiscal year ending June 30, 2018. During the Registrant’s fiscal years ended June 30, 2017 and 2016, and through September 29, 2017, the Registrant did not consult with BKD, LLP, regarding application of accounting principles to any specified transaction or the type of report that might be rendered on the Registrant’s financial statements or any other matters or “reportable events” as defined in Item 304(a)(2) of Regulation S-K.

Item 9A. Controls and Procedures.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2018, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2018, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors

The information contained under the section captioned “Item I ─ Election of Directors” in the Company’s definitive proxy statement for the Company’s 2018 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2018.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	--

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

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

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters” in the Proxy Statement.

PART IV

Item 15.  Exhibits and Financial Statement Schedules.

(a) List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2018 and 2017

Consolidated Statements of Income for the Years Ended June 30, 2018 and 2017

Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2018 and 2017

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2018 and 2017

Consolidated Statements of Cash Flows for the Years Ended June 30, 2018 and 2017

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No.1 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[4]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[4]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.3[4]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[4]	Employment Agreement between First Federal Savings Bank of Kentucky and R. Clay Hulette, as amended†
10.5[4]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[4]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[4]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[4]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.9[5]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.10[6]	Form of Restricted Stock Award Agreement†
10.11[6]	Form of Incentive Stock Option Award Agreement†
10.12[6]	Form of Non-Statutory Option Award Agreement†
10.13[7]	Employment Agreement by and between Kentucky First Federal Bancorp and William H. Johnson†
10.14[7]	Employment Agreement by and between First Federal Savings Bank of Kentucky and William H. Johnson†
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2018
21	Subsidiaries
23.1	Consent of Crowe LLP
23.2	Consent of BKD LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(5)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).
(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2018	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 28, 2018
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2018
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 28, 2018
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 28, 2018
Stephen G. Barker
Director

/s/ C. Michael Davenport.	September 28, 2018
C. Michael Davenport
Director

/s/ Walter G. Ecton, Jr.	September 28, 2018
Walter G. Ecton, Jr.
Director

/s/ William D. Gorman, Jr.	September 28, 2018
William D. Gorman, Jr.
Director

/s/ David R. Harrod	September 28, 2018
David R. Harrod
Director

/s/ William H. Johnson	September 28, 2018
William H. Johnson
Director

