Form 10-Q
period 2018-09-30
Kentucky First Federal Bancorp
filed 2018-11-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2018, the latest practicable date, the Corporation had 8,408,315 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	June 30,
	2018	2018
ASSETS

Cash and due from financial institutions	$1,224	$2,337
Interest-bearing demand deposits	8,707	7,606
Cash and cash equivalents	9,931	9,943

Time deposits in other financial institutions	4,952	5,692
Securities available-for-sale	546	48
Securities held-to-maturity, at amortized cost- approximate fair value of $890 and $998 at September 30, and June 30, 2018, respectively	902	1,002
Loans held-for-sale	110	-
Loans, net of allowance of $1,571 and $1,576 at September 30, and June 30, 2018, respectively	268,881	270,310
Real estate owned, net	795	710
Premises and equipment, net	5,609	5,652
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	721	706
Bank-owned life insurance	2,463	2,444
Goodwill	14,507	14,507
Prepaid federal income taxes	109	144
Prepaid expenses and other assets	693	754

Total assets	$316,701	$318,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$196,810	$195,653
Federal Home Loan Bank advances	50,014	53,052
Advances by borrowers for taxes and insurance	1,039	762
Accrued interest payable	24	22
Deferred federal income taxes	557	443
Deferred revenue	-	558
Other liabilities	883	701
Total liabilities	249,327	251,191

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,085	35,085
Retained earnings	34,264	34,050
Unearned employee stock ownership plan (ESOP), 61,614 shares and 66,283 shares at September 30, and June 30, 2018, respectively	(616)	(663)
Treasury shares at cost, 162,749 and 151,549 common shares at September 30, and June 30, 2018, respectively	(1,444)	(1,355)
Accumulated other comprehensive loss	(1)	-
Total shareholders’ equity	67,374	67,203

Total liabilities and shareholders’ equity	$316,701	$318,394

See accompanying notes.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2018	2017
Interest income
Loans, including fees	$2,888	$2,770
Mortgage-backed securities	8	12
Other securities	1	--
Interest-bearing deposits and other	149	119
Total interest income	3,046	2,901

Interest expense
Interest-bearing demand deposits	6	9
Savings	54	57
Certificates of Deposit	382	228
Deposits	442	294
Borrowings	258	174
Total interest expense	700	468
Net interest income	2,346	2,433
Provision for loan losses	11	--
Net interest income after provision for loan losses	2,335	2,433

Non-interest income
Earnings on bank-owned life insurance	19	24
Net gain on sales of loans	14	--
Net gain on sales of real estate owned	5	43
Valuation adjustment for real estate owned	(18)	--
Other	49	73
Total non-interest income	69	140
Non-interest expense
Employee compensation and benefits	1,454	1,369
Occupancy and equipment	170	158
Voice and data communications	65	56
Advertising	67	58
Outside service fees	38	39
Data processing	105	102
Auditing and accounting	34	66
Franchise and other taxes	63	59
Foreclosure and real estate owned expenses (net)	23	34
Other	205	217
Total non-interest expense	2,224	2,158

Income before income taxes	180	415

Federal income tax expense	42	135

NET INCOME	$138	$280

EARNINGS PER SHARE
Basic and diluted	$0.02	$0.03
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2018	2017

Net income	$138	$280

Other comprehensive gains (losses), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes of $0 and $0 during the respective periods	(1)	--
Comprehensive income	$137	$280

See accompanying notes.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net income	$138	$280
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	77	81
Accretion of purchased loan credit discount	(21)	(22)
Amortization of purchased loan premium	3	4
Amortization of deferred loan origination costs	15	24
Amortization of premiums on investment securities	2	3
Net gain on sale of loans	(14)	--
Valuation adjustment of REO	18	--
Net gain on sale of real estate owned	(5)	(43)
ESOP compensation expense	47	47
Earnings on bank-owned life insurance	(19)	(24)
Provision for loan losses	11	--
Origination of loans held for sale	(476)	--
Proceeds from loans held for sale	380	--
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(15)	--
Prepaid expenses and other assets	61	72
Accrued interest payable	2	1
Other liabilities	182	50
Federal income taxes	32	34
Net cash provided by operating activities	418	507

Cash flows from investing activities:
Purchase of time deposits in other financial institutions	(494)	(2,727)
Maturities of time deposits in other financial institutions	1,234	--
Purchase of investment securities available-for sale	(501)	--
Securities maturities, prepayments and calls:
Held to maturity	98	116
Available-for-sale	2	1
Loans originated for investment, net of principal collected	1,385	1,889
Proceeds from sale of real estate owned	--	125
Additions to real estate owned	(62)	(10)
Additions to premises and equipment, net	(34)	(24)
Net cash provided by (used in) investing activities	1,628	(630)

Cash flows from financing activities:
Net increase in deposits	1,157	5,342
Payments by borrowers for taxes and insurance, net	277	236
Proceeds from Federal Home Loan Bank advances	8,500	1,500
Repayments on Federal Home Loan Bank advances	(11,538)	(11,050)
Dividends paid on common stock	(365)	(363)
Purchase of stock for treasury	(89)	--
Net used in financing activities	(2,058)	(4,335)

Net decrease in cash and cash equivalents	(12)	(4,458)

Beginning cash and cash equivalents	9,943	12,804

Ending cash and cash equivalents	$9,931	$8,346

See accompanying notes.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2018	2017

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$--	$100

Interest on deposits and borrowings	$698	$467

Transfers of loans to real estate owned, net	$116	$660

Loans made on sale of real estate owned	$80	$169

See accompanying notes.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2018

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2018, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2018 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

1. Basis of Presentation (continued)

Adoption of New Accounting Standards - In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606,) and subsequently issued several amendments to the standard. The primary principle of the guidance is that entities should recognize revenue in a manner consistent with the transfer of promised goods or services to customers in an amount that represents the consideration that the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Most of the revenues earned by the Company are excluded from the scope of the new standard. Revenue streams within the scope of this guidance include service charges and fees on deposits, interchange fees earned on payments processing, and certain components of other service charges, commissions and fees. The Company has analyzed each stream under Topic 606 and determined that there were no material changes to existing recognition practices except with regard to recognition of gain on the sale of other real estate owned (“REO.”) The Company adopted ASU No. 2014-09 effective July 1, 2018 on a modified retrospective basis through a cumulative-effect adjustment of $441,000 directly to retained earnings as an offset to the carrying value of deferred revenue.

The Company’s revenue-generating activities accounted for under Topic 606 includes primarily service charges and fees on deposits and other service charges and fees and comprise the majority of other non-interest income on the statement of income.

Service charges and fees on deposits are primarily overdraft fees, dormant account fees, and service charges on checking and savings accounts. Overdraft fees are recognized at the time an account is overdrawn. Dormant account fees are recognized when an account is inactive for at least 365 days. Service charges on checking and savings accounts are primarily account maintenance services performed and recognized in the same calendar month. Other deposit-based service charges and fees include transaction-based services completed at the request of the customer and recognized at the time the transaction is completed. These transaction-based services include ATM usage and stop payment services. All service charges and fees on deposits are withdrawn from the customer’s account at the time the service is provided.

Other service charges and fees include interchange fees. Interchange fees are earned primarily from debit card holder transactions conducted through the Mastercard payment network and other networks, and such fees from cardholder transactions represent a percentage of the underlying transaction value and are received and recognized daily, concurrent with the transaction processing services provided to the cardholder.

In January 2016, the FASB issued an update ASU No. 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities and, in February 2018, issued an amendment for technical corrections and improvements related to this guidance. The amendments in this ASU require all equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized through net income. Additionally, this ASU eliminates the requirement to disclose the methods and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. Public business entities must use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. For public business entities, the amendments in this ASU become effective for annual periods and interim periods within those annual periods beginning after December 15, 2017. The Company adopted ASU No. 2016-01 effective July 1, 2018, with no material impact on its consolidated financial position, results of operations, or cash flows upon adoption. However, fair value estimates for all financial instruments now require exit price. Fair value disclosures, which can be found in Note 5, have been modified to consider the exit price notion.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

Adoption of New Accounting Standards: (continued)

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

5. Proceeds from the Settlement of Corporate-Owned Life Insurance Policies, including Bank-Owned Life Insurance Policies;

6. Distributions Received from Equity Method Investees;

7. Beneficial Interests in Securitization Transactions; and

8. Separately Identifiable Cash Flows and Application of the Predominance Principle.

The Company adopted ASU No. 2016-15 effective July 1, 2018, with no material impact on its consolidated financial position, results of operations, or cash flows upon adoption.

Recently Issued Accounting Standards:

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

New Accounting Standards (continued)

FASB ASC 310 – In March 2017, the FASB issued ASU No. 2017-08, Receivables- Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities, to shorten the amortization period for certain callable debt securities held at a premium. Specifically, the amendments requite the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount; the discount continues to be amortized to maturity. The amendments in this update more closely align the amortization period of premiums and discounts to expectations incorporated in market pricing on the underlying securities, which, in turn, are expected to more closely align interest income recorded on bonds held at a premium or a discount with the economics of the underlying instrument. For public business entities, the amendments in this update are effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2018. Changes resulting from the amendments in this update should be recognized on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Additionally, in the period of adoption, an entity should provide disclosures about a change in accounting principle. Management elected to adopt the guidance in the quarter ended March 31, 2018 and there was not a material impact on the Company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
(dollars in thousands, except per share data)	2018	2017
Net income allocated to common shareholders, basic and diluted	$138	$280

Weighted average common shares outstanding, basic and diluted	8,376,928	8,359,607

Earnings per share, basic and diluted	$0.02	$0.03

There were no stock option shares outstanding for the three month periods ended September 30, 2018 and 2017.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2018 and June 30, 2018, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2018
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$46	$--	$--	$46
Agency bonds	501	--	1	500
	$547	$--	$1	$546

Held-to-maturity Securities
Agency mortgage-backed: residential	$902	$14	$26	$890

	June 30, 2018
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$48	$--	$--	$48

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,002	$19	$23	$998

At September 30, 2018, the Company’s debt securities consist of an agency bond with an amortized cost of $501,000 and fair value of $500,000, which matures in 2020 and mortgage-backed securities, which do not have a single maturity date.

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $2.1 million at both September 30 and June 30, 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

3. Investment Securities (continued)

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

4. Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2018	2018

Residential real estate
One- to four-family	$205,567	$206,908
Multi-family	15,143	15,113
Construction	2,514	2,919
Land	692	677
Farm	2,232	2,295
Nonresidential real estate	32,102	32,413
Commercial nonmortgage	1,993	1,917
Consumer and other:
Loans on deposits	1,542	1,470
Home equity	8,118	7,603
Automobile	34	63
Unsecured	515	508
	$270,452	$271,886
Allowance for loan losses	(1,571)	(1,576)
	$268,881	$270,310

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$795	$22	$(59)	$23	$781
Multi-family	225	7	--	--	232
Construction	8	(4)	--	--	4
Land	1	--	--	--	1
Farm	6	--	--	--	6
Nonresidential real estate	321	2	--	--	323
Commercial nonmortgage	3	1	--	--	4
Consumer and other:
Loans on deposits	3	--	--	--	3
Home equity	13	3	--	--	16
Automobile	--	--	--	--	--
Unsecured	1	(20)	--	20	1
Unallocated	200	--	--	--	200
Totals	$1,576	$11	$(59)	$43	$1,571

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2017:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$773	$(20)	$(18)	$39	$774
Multi-family	243	--	--	--	243
Construction	6	1	--	--	7
Land	4	(2)	--	--	2
Farm	9	1	--	--	10
Nonresidential real estate	270	14	--	--	284
Commercial nonmortgage	6	1	--	--	7
Consumer and other:
Loans on deposits	4	1	--	--	5
Home equity	17	3	--	--	20
Automobile	--	--	--	--	--
Unsecured	1	1	--	--	2
Unallocated	200	--	--	--	200
Totals	$1,533	$--	$(18)	$39	$1,554

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2018. The recorded investment in loans excludes accrued interest receivable due to immateriality.

September 30, 2018:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,232	$971	$5,203	$--	$--	$--
Farm	310	--	310	--	--	--
Nonresidential real estate	699	--	699	--	--	--
	5,241	971	6,212	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$200,364	$781	$--	$781
Multi-family			15,143	232	--	232
Construction			2,514	4	--	4
Land			692	1	--	1
Farm			1,922	6	--	6
Nonresidential real estate			31,403	323	--	323
Commercial nonmortgage			1,993	4	--	4
Consumer:
Loans on deposits			1,542	3	--	3
Home equity			8,118	16	--	16
Automobile			34	--	--	--
Unsecured			515	1	--	1
Unallocated			--	--	200	200
			264,240	1,371	200	1,571
			$270,452	$1,371	$200	$1,571

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2018.

June 30, 2018:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,977	$1,138	$4,115	$--	$--	$--
Farm	310	--	310	--	--	--
Nonresidential real estate	122	--	122	--	--	--
	3,409	1,138	4,547	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$202,793	$795	$--	$795
Multi-family			15,113	225	--	225
Construction			2,919	8	--	8
Land			677	1	--	1
Farm			1,985	6	--	6
Nonresidential real estate			32,291	321	--	321
Commercial nonmortgage			1,917	3	--	3
Consumer:
Loans on deposits			1,470	3	--	3
Home equity			7,603	13	--	13
Automobile			63	--	--	--
Unsecured			508	1	--	1
Unallocated			--	--	200	200
			267,339	1,376	200	1,576
			$271,886	$1,376	$200	$1,576

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the three months ended September 30, 2018 and 2017:

September 30, 2018:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$4,232	$--	$3,605	$16	$16
Farm	310	--	310	--	--
Nonresidential real estate	699	--	411	--	--
Purchased credit-impaired loans	971	--	1,055	8	8
	6,212	--	5,380	24	24
With an allowance recorded:
One- to four-family	--	--	--	--	--
	$6,212	$--	$5,380	$24	$24

September 30, 2017:

(in thousands)	Unpaid Principal Balance and Recorded Investment	Allowance for Loan Losses Allocated	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized

With no related allowance recorded:
One- to four-family	$3,195	$--	$3,450	$2	$2
Nonresidential real estate	131	--	131	--	--
Purchased credit-impaired loans	1.502	--	1.589	30	30
	4.828	--	5,170	32	32
With an allowance recorded:
One- to four-family	--	--	--	--	--
	$4.828	$--	$5,170	$32	$32

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2018 and June 30, 2018:

	September 30, 2018		June 30, 2018
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$4,475	$2,771	$4,210	$2,419
Multifamily	343	448	--	--
Farm	310	--	310	--
Nonresidential real estate and land	699	27	708	--
Commercial and industrial	7	--	7	--
Consumer	10	7	11	--
	$5,844	$3,253	$5,246	$2,419

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.” During the three months ended September 30, 2018, a secondary mortgage loan of $219,000 was renewed and an additional $30,000 was loaned to a borrower to finish construction of an 8-plex. The construction project had experienced cost overruns. The Company carries the first mortgage on this project and both the primary and secondary loans are secured by the 8-plex and additional real estate collateral. At September 30, 2018 and June 30, 2018, the Company had $1.9 million and $1.7 million of loans classified as TDRs, respectively. Of the TDRs at September 30, 2018, approximately 33.3% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications that occurred during the three months ended September 30, 2018 and 2017, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended September 30, 2018
Residential real estate:
Terms extended	$249	$--	$249

Three months ended September 30, 2017
Residential real estate:
Terms extended	$314	$--	$314

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of September 30, 2018 or at June 30, 2018. The Company had no commitments to lend on loans classified as TDRs at September 30, 2018 or June 30, 2018.

No TDRs defaulted during the three-month period ended September 30, 2018. Four TDRs with a carrying value of $136,000 defaulted during the three-month period ended September 30, 2017.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2018, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$2,572	$4,792	$7,364	$198,203	$205,567
Multi-family	--	448	448	14,695	15,143
Construction	--	--	--	2,514	2,514
Land	--	--	--	692	692
Farm	--	--	--	2,232	2,232
Nonresidential real estate	396	298	694	31,408	32,102
Commercial non-mortgage	--	--	--	1,993	1,993
Consumer and other:
Loans on deposits	--	--	--	1,542	1,542
Home equity	6	12	18	8,100	8,118
Automobile	--	--	--	34	34
Unsecured	3	--	3	512	515
Total	$2,977	$5,550	$8,527	$261,925	$270,452

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2018, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,182	$4,051	$7,233	$199,675	$206,908
Multi-family	792	--	792	14,321	15,113
Construction	--	--	--	2,919	2,919
Land	--	--	--	677	677
Farm	--	--	--	2,295	2,295
Nonresidential real estate	--	269	269	32,144	32,413
Commercial nonmortgage	--	--	--	1,917	1,917
Consumer:
Loans on deposits	--	--	--	1,470	1,470
Home equity	9	5	14	7,589	7,603
Automobile	--	--	--	63	63
Unsecured	3	--	3	505	508
Total	$3,986	$4,325	$8,311	$263,575	$271,886

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$--	$963	$9,931	$--	$194,673
Multi-family	14,447	--	696	--	--
Construction	2,514	--	--	--	--
Land	692	--	--	--	--
Farm	1,922	--	310	--	--
Nonresidential real estate	31,397	--	705	--	--
Commercial nonmortgage	1,988	--	5	--	--
Consumer:
Loans on deposits	1,542	--	--	--	--
Home equity	7,932	186	--	--	--
Automobile	34	--	--	--	--
Unsecured	512	--	3	--	--
	$62,980	$1,149	$11,650	$--	$194,673

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

4. Loans receivable (continued)

At June 30, 2018, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$--	$1,093	$10,215	$--	$195,600
Multi-family	14,445	--	668	--	--
Construction	2,919	--	--	--	--
Land	677	--	--	--	--
Farm	1,985	--	310	--	--
Nonresidential real estate	31,700	--	713	--	--
Commercial nonmortgage	1,910	--	7	--	--
Consumer:
Loans on deposits	1,470	--	--	--	--
Home equity	7,603	--	--	--	--
Automobile	63	--	--	--	--
Unsecured	506	--	2	--	--
	$63,278	$1,093	$11,915	$--	$195,600

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $375,000 and $383,000 at September 30, 2018 and June 30, 2018, respectively, is as follows:

(in thousands)	September 30, 2018	June 30, 2018

One- to four-family residential real estate	$971	$1,138

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended September 30, 2018	Twelve months ended June 30, 2018

Balance at beginning of period	$634	$720
Accretion of income	(21)	(86)
Disposals, net of recoveries	--	--
Balance at end of period	$613	$634

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2018, nor for the three-month period ended September 30, 2018. Neither were any allowance for loan losses reversed during those periods.

5. Disclosures About Fair Value of Assets and Liabilities

ASC topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (exit price) at the measurement date. ASC topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics. Level 2 securities include agency mortgage-backed securities and agency bonds.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

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

Financial assets measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2018
Agency mortgage-backed: residential	$46	$--	$46	$--
Agency bonds	500	--	500	--
	$546	$--	$546	$--

June 30, 2018
Agency mortgage-backed: residential	$48	$--	$48	$--

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2018
Loans
One- to four-family	$198	$--	$--	$198

Other real estate owned, net
One- to four-family	$234	$--	$--	$234

June 30, 2018
Loans
One- to four-family	$513	$--	$--	$513

Other real estate owned, net
One- to four-family	$5	$--	$--	$5

There were two impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at September 30, 2018, and five impaired loans at June 30, 2018. There was a charge off of $10,000 made for the three month period ended September 30, 2018 and no charge off for the three month period ended September 30, 2017.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $234,000 and $5,000 at September 30, 2018 and June 30, 2018, respectively. Other real estate owned was written down $18,000 and zero during the three months ended September 30, 2018 and 2017, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2018 and June 30, 2017:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
September 30, 2018	(in thousands)	Technique(s)	Input(s)	Average)

Loans:
One- to four-family	$198	Sales comparison approach	Adjustments for differences between comparable sales	-11.6% to 2.4% (-3.2%)

Foreclosed and repossessed assets:
One- to four-family	$234	Sales comparison approach	Adjustments for differences between comparable sales	28.5% to 45.8% (39.9%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2018	(in thousands)	Technique(s)	Input(s)	Average)

Loans:
One- to four-family	$513	Sales comparison approach	Adjustment for differences between comparable sales	-38.5% to 20.7% (-27.8%)

Foreclosed and repossessed assets:
One- to four-family	$5	Sales comparison approach	Adjustments for differences between comparable sales	0.0% to 0.0% (0.0%)

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

September 30, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2018 and June 30, 2018 are as follows:

		Fair Value Measurements at
(in thousands)	Carrying	September 30, 2018 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,931	$9,931			$9,931
Time deposits in other financial institutions	4,952	4,896			4,896
Available-for-sale securities	546		$546		546
Held-to-maturity securities	902		890		890
Loans held-for-sale	110			109	109
Loans receivable - net	268,881			266,192	266,192
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	721		721		721

Financial liabilities
Deposits	$196,810	$75,315	$121,188		196,503
Federal Home Loan Bank advances	50,014		49,994		49,994
Advances by borrowers for taxes and insurance	1,039	1,039			1,039
Accrued interest payable	24		24		24

		Fair Value Measurements at
(in thousands)	Carrying	June 30, 2018 Using
	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,943	$9,943			$9,943
Term deposits in other financial institutions	5,692	5,692			5,692
Available-for-sale securities	48		$48		48
Held-to-maturity securities	1,002		998		998
Loans receivable – net	270,310			$271,295	271,295
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	706		706		706

Financial liabilities
Deposits	$195,056	$75,163	$120,215		$195,378
Federal Home Loan Bank advances	53,052		53,043		53,043
Advances by borrowers for taxes and insurance	762		762		762
Accrued interest payable	22		22		22

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2018

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Three months ended September 30, 2018

Beginning balance	$--
Current year change	(1)
Ending balance	$(1)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2018	2017

Unrealized holding gains (losses) on available-for-sale securities	$(1)	$1
Tax effect	--	--
Net-of-tax amount	$(1)	$1

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended September 30, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2018			2017
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$270,305	$2,888	4.27%	$257,815	$2,770	4.30%
Mortgage-backed securities	998	8	3.21	1,510	12	3.18
Other securities	93	1	4.30	--	--	--
Other interest-earning assets	20,387	149	2.92	19,464	119	2.45
Total interest-earning assets	291,783	3,046	4.18	278,789	2,901	4.16

Less: Allowance for loan losses	(1,546)			(1,534)
Non-interest-earning assets	26,498			29,494
Total assets	$316,735			$306,749

Interest-bearing liabilities:
Demand deposits	$15,211	$6	0.16%	$15,035	$6	0.1%
Savings	56,296	54	0.38	58,680	57	0.39
Certificates of deposit	120,905	382	1.26	107,276	231	0.86
Total deposits	192,412	442	0.92	180,991	294	0.65
Borrowings	49,070	258	2.10	50,397	174	1.38
Total interest-bearing liabilities	241,482	700	1.16	231,388	468	0.81

Noninterest-bearing demand deposits	5,463			5,328
Noninterest-bearing liabilities	2,322			2,834
Total liabilities	249,267			239,550

Shareholders’ equity	67,468			67,199
Total liabilities and shareholders’ equity	$316,735			$306,749
Net interest income/average yield		$2,346	3.02%		$2,433	3.35%
Net interest margin			3.22%			3.49%
Average interest-earning assets to average interest-bearing liabilities			120.83%			120.49%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to September 30, 2018

Assets: At September 30, 2018, the Company’s assets totaled $316.7 million, a decrease of $1.7 million, or 0.5%, from total assets at June 30, 2018. This decrease was attributed primarily to decreases in loans and time deposits in other financial institutions, which were somewhat offset by an increase in investment securities.

Cash and cash equivalents: Cash and cash equivalents decreased $12,000 or 0.1% to $9.9 million at September 30, 2018.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $740,000 or 13.0% to $5.0 million at September 30, 2018, as short-term time deposits matured and we seek to employ liquidity at the highest earning level possible.

Investment securities: At September 30, 2018 our securities portfolio consisted of an agency bond and mortgage-backed securities. Investment securities increased $398,000 to $1.4 million at September 30, 2018.

Loans: Loans receivable, net, decreased by $1.4 million or 0.5% to $268.9 million at September 30, 2018. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans:  At September 30, 2018, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $8.8 million, or 3.3% of total loans (including loans purchased in the acquisition), compared to $7.7 million or 3.1%, of total loans at June 30, 2018.  The Company’s allowance for loan losses totaled $1.6 million million at both September 30, 2018 and June 30, 2018. The allowance for loan losses at September 30, 2018, represented 17.8% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2018, the allowance represented 20.6% of nonperforming loans and 0.6% of total loans.

The Company had $12.4 million in assets classified as substandard for regulatory purposes at September 30, 2018, including loans ($11.7 million) and real estate owned (“REO”) ($795,000), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired) was 4.3% and 4.4% at September 30, 2018 and June 30, 2018, respectively. Of substandard loans, 93.7% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to September 30, 2018 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2018	June 30, 2018

Substandard assets	$12,445	$12,625
Doubtful assets	--	--
Loss assets	--	--
Total classified assets	$12,445	$12,625

At September 30, 2018, the Company’s real estate acquired through foreclosure represented 6.4% of substandard assets compared to 5.6% at June 30, 2018. During the three months ended September 30, 2018, the Company sold property with a carrying value of $74,000 for $80,000, while during the year ended June 30, 2018, property with a carrying value of $133,000 was sold for $144,000. During the three months ended September 30, 2018, the Company made made one loan totaling $80,000 to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2018, $169,000 in loans to facilitate an exchange were made. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $237,000 and $241,000 at September 30, 2018 and June 30, 2018, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to September 30, 2018 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2018		June 30, 2018
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

One- to four-family	8	$795	7	$710
Building lot	1	--	1	--
Total REO	9	$795	8	$710

At September 30, 2018 and June 30, 2018, the Company had $1.1 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities decreased $1.9 million, or 0.7% to $249.3 million at September 30, 2018, primarily as a result of a decrease in FHLB advances, which decreased $3.0 million or 5.7% to $50.0 million at September 30, 2018. Short-term advances were repaid as the Company received loan repayments and additional retail deposits. Deposits increased $1.2 million or 0.6% and totaled $196.8 million at quarter end.

Shareholders’ Equity: At September 30, 2018, the Company’s shareholders’ equity totaled $67.4 million, an increase of $171,000 or 0.1% from the June 30, 2018 total. The change in shareholders’ equity was primarily associated with a change in accounting principle and net profits for the period less dividends paid on common stock. See Note 1, Basis of Presentation, Adoption of New Accounting Standards.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to September 30, 2018 (continued)

The Company paid dividends of $364,000 or 263.8% of net income for the three month period just ended. On July 5, 2018, the members of First Federal MHC for the seventh time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2019. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for additional discussion regarding dividends.

Comparison of Operating Results for the Three Month Periods Ended September 30, 2018 and 2017

General

Net income totaled $138,000 for the three months ended September 30, 2018, a decrease of $142,000 or 50.7% from net income of $280,000 for the same period in 2017.

Net Interest Income

Net interest income before provision for loan losses decreased $87,000 or 3.6% to $2.3 million for the three month period just ended. Interest income increased by $145,000, or 5.0%, to $3.0 million, while interest expense increased $232,000 or 49.6% to $700,000 for the three months ended September 30, 2018.

Interest income on loans increased $118,000 or 4.3% to $2.9 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $12.5 million or 4.8% to $270.3 million for the three month period ended September 30, 2018, while the rate earned on the loan portfolio decreased 3 basis points to 4.27%. Interest income on mortgage-backed securities decreased $4,000 or 33.3% to $8,000 for the quarterly period just ended due to lower interest rate and volume of asset level. Interest income from interest-bearing deposits and other increased $30,000 or 25.2% to $149,000 for the quarter just ended primarily as a result of an increase in the average rate earned on those assets which increased 47 basis points to 2.9% compared to the period a year ago.

Interest expense on deposits increased $148,000 or 50.3% to $442,000 for the three months ended September 30, 2018, while interest expense on borrowings increased $84,000 or 48.3% to $258,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 27 basis points to 92 basis points for the recently ended quarter. The average balance of deposits increased $11.4 million or 6.3% to $192.4 million for the most recent period. The increase in interest expense on borrowings was attributed chiefly to higher interest rate levels. The average rate paid on borrowings increased 72 basis points to 210 basis points for the most recent period, while the average balance of borrowings outstanding decreased $1.3 million or 2.6% to $49.1 million for the recently ended three month period. Net interest yield decreased from 3.35% for the prior year quarterly period to 3.02% for the quarter ended September 30, 2018.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three Month Periods Ended September 30, 2018 and 2017 (continued)

Provision for Losses on Loans

The Company recorded a provision for losses on loans of $11,000 during the three months ended September 30, 2018, compared to no provision for the three months ended September 30, 2017. There can be no assurance that the loan loss allowance will be adequate to absorb unidentified losses on loans in the portfolio, which could adversely affect the Company’s results of operations.

Non-interest Income

Non-interest income decreased $71,000 or 50.7% to $69,000 for the quarter ended September 30, 2018, compared to the prior year quarter, primarily because of decreased gain on the sale of REO and increased write-downs on REO period to period. Net gain on sale of REO decreased $38,000 to $5,000 for the recently ended quarter compared to the prior year, while REO write-downs totaled $18,000 for the three months ended September 30, 2018, compared to zero for the prior year period.

Non-interest Expense

Non-interest expense increased $66,000 or 3.1% to $2.2 million for the three months ended September 30, 2018, primarily due to an increase in employee compensation and benefits expense, which resulted from increased costs associated with the Company’s defined benefit (“DB”) pension plan. Employee compensation and benefits increased $85,000 or 6.2% to $1.5 million for the quarter just ended due to increased funding of the DB plan, which increased $87,000 or 50.4% to $261,000 for the recently-ended quarter. The Company is required to maintain minimum funding levels for the DB plan or be subject to various limitations. Various factors contribute to the increased cost of the DB plan including a long period of low interest rates, higher administrative fees and higher Pension Benefit Guarantee Corporation premiums. Occupancy and equipment expense increased $12,000 or 7.6% to $170,000 for the quarter just ended due primarily to amortization of recently-added data information system costs. Somewhat offsetting the increased expenses were decreased costs associated with auditing and accounting, other non-interest expense, foreclosure and REO expenses. Auditing and accounting expense decreased $32,000 or 48.5% to $34,000 for the three months just ended, while other non-interest expense decreased $12,000 or 5.5% to $205,000 for the most recent quarter ended, as management seeks to trim expenses. Foreclosure and REO expenses decreased $11,000 or 32.4% to $23,000 for the three months ended September 30, 2018, as the Company deals with fewer instances of REO.

Federal Income Tax Expense

Federal income taxes expense totaled $42,000 for the three months ended September 30, 2018, compared to $135,000 in the prior year period. The effective tax rates were 23.3% and 32.5% for the three-month periods ended September 30, 2018 and 2017, respectively, primarily due to the change in income tax law, which reduced the top income tax rate for corporations beginning January 1, 2018.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2018 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2018.

			Total # of
		Average	shares purchased	Maximum # of shares
	Total	price paid	as part of publicly	that may yet be
	# of shares	per share	announced plans	purchased under
Period	purchased	(incl commissions)	or programs	the plans or programs

July 1-31, 2018	--	$--	--	60,323
August 1-31, 2018	--	$--	--	60,323
September 1-30, 2018	11,200	$7.94	11,200	49,123

(1)	On January 16, 2014, the Company announced a program (its seventh) to repurchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended September 30, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2018	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 14, 2018	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer