Form 10-Q
period 2018-12-31
Kentucky First Federal Bancorp
filed 2019-02-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer	☐	Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shall company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 12, 2019, the latest practicable date, the Corporation had 8,374,315 shares of $.01 par value common stock outstanding.

i

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2018	2018
ASSETS

Cash and due from financial institutions	$1,657	$2,337
Interest-bearing demand deposits	8,485	7,606
Cash and cash equivalents	10,142	9,943

Time deposits in other financial institutions	4,954	5,692
Securities available-for-sale	547	48
Securities held-to-maturity, at amortized cost- approximate fair value of $847 and $998 at December 31, and June 30, 2018, respectively	857	1,002
Loans, net of allowance of $1,529 and $1,576 at December 31, and June 30, 2018, respectively	273,111	270,310
Real estate owned, net	810	710
Premises and equipment, net	5,555	5,652
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	712	706
Bank-owned life insurance	2,481	2,444
Goodwill	14,507	14,507
Prepaid federal income taxes	183	144
Prepaid expenses and other assets	613	754

Total assets	$320,954	$318,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$197,277	$195,653
Federal Home Loan Bank advances	55,536	53,052
Advances by borrowers for taxes and insurance	216	762
Accrued interest payable	24	22
Deferred federal income taxes	569	443
Deferred revenue	-	558
Other liabilities	522	701
Total liabilities	254,144	251,191

Commitments and contingencies	-	-

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,056	35,085
Retained earnings	34,078	34,050
Unearned employee stock ownership plan (ESOP), 56,945 shares and 66,283 shares at, December 31, and June 30, 2018, respectively	(569)	(663)
Treasury shares at cost, 212,749 and 151,549 common shares at December 31, and June 30, 2018, respectively	(1,842)	(1,355)
Accumulated other comprehensive loss	1	-
Total shareholders’ equity	66,810	67,203

Total liabilities and shareholders’ equity	$320,954	$318,394

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2018	2017	2018	2017
Interest income
Loans, including fees	$5,894	$5,608	$3,006	$2,838
Mortgage-backed securities	16	23	8	11
Other securities	4	-	3	--
Interest-bearing deposits and other	310	254	161	135
Total interest income	6,224	5,885	3,178	2,984

Interest expense
Interest-bearing demand deposits	12	11	6	5
Savings	110	114	56	57
Certificates of Deposit	807	510	425	279
Deposits	929	635	487	341
Borrowings	568	335	310	161
Total interest expense	1,497	970	797	502
Net interest income	4,727	4,915	2,381	2,482
Provision for loan losses	11	3	--	3
Net interest income after provision for loan losses	4,716	4,912	2,381	2,479

Non-interest income
Earnings on bank-owned life insurance	37	412	18	388
Net gain on sales of loans	20	11	6	11
Net gain on sales of real estate owned	12	51	7	8
Valuation adjustment for real estate owned	(54)	-	(36)	--
Other	97	102	48	29
Total non-interest income	112	576	43	436
Non-interest expense
Employee compensation and benefits	2,917	2,733	1,463	1,364
Occupancy and equipment	335	325	165	167
Voice and data communications	133	129	68	73
Advertising	131	136	64	78
Outside service fees	72	86	34	47
Data processing	214	215	109	113
Auditing and accounting	66	137	32	71
Franchise and other taxes	126	119	63	60
Foreclosure and real estate owned expenses (net)	60	61	37	27
Other	400	423	195	206
Total non-interest expense	4,454	4,364	2,230	2,206

Income before income taxes	374	1,124	194	709

Federal income tax expense	69	(25)	27	(160)

NET INCOME	$305	$1,149	$167	$869

EARNINGS PER SHARE
Basic and diluted	$0.04	$0.14	$0.02	$0.11
DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2018	2017	2018	2017

Net income	$305	$1,149	$167	$869

Other comprehensive gains, net of tax:
Unrealized holding gains on securities designated as available-for-sale, net of taxes of $0, $0, $1 and $0 during the respective periods	1	--	2	--
Comprehensive income	$306	$1,149	$169	$869

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2018	2017

Cash flows from operating activities:
Net income	$305	$1,149
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	151	159
Accretion of purchased loan credit discount	(41)	(43)
Amortization of purchased loan premium	6	7
Amortization of deferred loan origination costs (fees)	35	44
Amortization of premiums on investment securities	4	7
Net gain on sale of loans	(20)	(11)
Net gain on sale of real estate owned	(12)	(51)
Valuation adjustments of real estate owned	54	--
Deferred gain on sale of real estate owned	--	(11)
ESOP compensation expense	65	94
Earnings on bank-owned life insurance	(37)	(42)
Provision for loan losses	11	3
Origination of loans held for sale	(600)	(498)
Proceeds from loans held for sale	620	269
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(6)	(41)
Prepaid expenses and other assets	141	214
Accrued interest payable	2	2
Other liabilities	(179)	8
Federal income taxes	(30)	(225)
Net cash provided by operating activities	469	1,034

Cash flows from investing activities:
Purchase of available-for-sale securities	(501)	--
Purchase of time deposits in other financial institutions	(990)	(2,727)
Maturities of time deposits in other financial institutions	1,728	247
Securities maturities, prepayments and calls:
Held to maturity	142	231
Available for sale	2	5
Proceeds from bank-owned life insurance	--	792
Loans originated for investment, net of principal collected	(2,878)	(3,186)
Proceeds from sale of real estate owned	--	221
Additions to real estate owned	(76)	(5)
Additions to premises and equipment, net	(54)	(55)
Net cash used in investing activities	(2,627)	(4,477)

Cash flows from financing activities:
Net increase in deposits	1,624	8,458
Payments by borrowers for taxes and insurance, net	(546)	(582)
Proceeds from Federal Home Loan Bank advances	16,600	6,000
Repayments on Federal Home Loan Bank advances	(14,116)	(13,153)
Treasury stock purchased	(487)	--
Dividends paid on common stock	(718)	(724)
Net cash provided by (used in) financing activities	2,357	(1)

Net increase (decrease) in cash and cash equivalents	199	(3,444)

Beginning cash and cash equivalents	9,943	12,804

Ending cash and cash equivalents	$10,142	$9,360

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2018	2017

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$100	$200

Interest on deposits and borrowings	$1,495	$968

Transfers of loans to real estate owned, net	$262	$782

Loans made on sale of real estate owned	$196	$169

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2018

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the six-month period ended December 31, 2018, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2018 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

1. Basis of Presentation (continued)

New Accounting Standards

FASB ASC 606 - In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606,) and subsequently issued several amendments to the standard. The primary principle of the guidance is that entities should recognize revenue in a manner consistent with the transfer of promised goods or services to customers in an amount that represents the consideration that the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Most of the revenues earned by the Company are excluded from the scope of the new standard. Revenue streams within the scope of this guidance include service charges and fees on deposits, interchange fees earned on payments processing, and certain components of other service charges, commissions and fees. The Company has analyzed each stream under Topic 606 and determined that there were no material changes to existing recognition practices except with regard to recognition of gain on the sale of other real estate owned (“REO.”) The Company adopted ASU No. 2014-09 effective July 1, 2018 on a modified retrospective basis through a cumulative-effect adjustment of $441,000 directly to retained earnings as an offset to the carrying value of deferred revenue.

The Company’s revenue-generating activities accounted for under Topic 606 includes primarily service charges and fees on deposits and other service charges and fees and comprise the majority of other non-interest income on the statement of income.

Service charges and fees on deposits are primarily overdraft fees, dormant account fees, and service charges on checking and savings accounts. Overdraft fees are recognized at the time an account is overdrawn. Dormant account fees are recognized when an account is inactive for at least 365 days. Service charges on checking and savings accunts are primarily account maintenance services performed and recognized in the same calendar month. Other deposit-based service charges and fees include transaction-based services completed at the request of the customer and recognized at the time the transaction is completed. These transaction-based services include ATM usage and stop payment services. All service charges and fees on deposits are withdrawn from the customer’s account at the time the service is provided.

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

December 31, 2018

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

1. Basis of Presentation (continued)

New Accounting Standards (continued)

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2018	2017	2018	2017
Net income allocated to common shareholders, basic and diluted	$305	$1,149	$167	$869

	Six months ended December 31,		Three months ended December 31,
	2018	2017	2018	2017
Weighted average common shares outstanding, basic and diluted	8,362,486	8,361,941	8,348,165	8,364,276

There were no stock option shares outstanding for the six- or three-month periods ended December 31, 2018 and 2017.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2018 and June 30, 2018, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2018
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$44	$--	$--	$44
Agency bonds	501	2	--	503
	$545	$2	$--	$547

Held-to-maturity Securities
Agency mortgage-backed: residential	$857	$12	$22	$847

	June 30, 2018
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$48	$--	$--	$48

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,002	$19	$23	$998

At December 31, 2018, the Company’s debt securities consist of an agency bond with an amortized cost of $501,000 and fair value of $503,000, which matures in 2020 and mortgage-backed securities, which do not have a single maturity date.

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $2.1 million at both December 31 and June 30, 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

4. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2018	2018

Residential real estate
One- to four-family	$210,478	$206,908
Multi-family	15,217	15,113
Construction	2,154	2,919
Land	669	677
Farm	2,211	2,295
Nonresidential real estate	31,485	32,413
Commercial nonmortgage	2,167	1,917
Consumer and other:
Loans on deposits	1,535	1,470
Home equity	8,227	7,603
Automobile	30	63
Unsecured	467	508
	274,640	271,886
Allowance for loan losses	(1,529)	(1,576)
	$273,111	$270,310

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2018:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$795	$17	$(117)	$39	$734
Multi-family	225	(5)	--	--	220
Construction	8	(5)	--	--	3
Land	1	--	--	--	1
Farm	6	(1)	--	--	5
Nonresidential real estate	321	25	--	--	346
Commercial nonmortgage	3	--	--	--	3
Consumer and other:
Loans on deposits	3	--	--	--	3
Home equity	13	--	--	--	13
Automobile	--	--	--	--	--
Unsecured	1	(20)	--	20	1
Unallocated	200	--	--	--	200
Totals	$1,576	$11	$(117)	$59	$1,529

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2018:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$781	$(5)	$(58)	$16	$734
Multi-family	232	(12)	--	--	220
Construction	4	(1)	--	--	3
Land	1	--	--	--	1
Farm	6	(1)	--	--	5
Nonresidential real estate	323	23	--	--	346
Commercial nonmortgage	4	(1)	--	--	3
Consumer and other:
Loans on deposits	3	--	--	--	3
Home equity	16	(3)	--	--	13
Automobile	--	--	--	--	--
Unsecured	1	--	--	--	1
Unallocated	200	--	--	--	200
Totals	$1,571	$--	$(58)	$16	$1,529

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2018. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2018:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,332	$993	$5,325	$--	$--	$--
Farm	310	--	310	--	--	--
Nonresidential real estate	696	--	696	--	--	--
	5,338	993	6,331	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$205,153	$734	$--	$734
Multi-family			15,217	220	--	220
Construction			2,154	3	--	3
Land			669	1	--	1
Farm			1,901	5	--	5
Nonresidential real estate			30,789	346	--	346
Commercial nonmortgage			2,167	3	--	3
Consumer:
Loans on deposits			1,535	3	--	3
Home equity			8,227	13	--	13
Automobile			30	--	--	--
Unsecured			467	1	--	1
Unallocated			--	--	200	200
			268,309	1,329	200	1,529
			$274,640	$1,329	$200	$1,529

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2018.

June 30, 2018:
(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,977	$1,138	$4,115	$--	$--	$--
Farm	310		310
Nonresidential real estate	122	--	122	--	--	--
	3,409	1,138	4,547	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$202,793	$795	$--	$795
Multi-family			15,113	225	--	225
Construction			2,919	8	--	8
Land			677	1	--	1
Farm			1,985	6	--	6
Nonresidential real estate			32,291	321	--	321
Commercial nonmortgage			1,917	3	--	3
Consumer:
Loans on deposits			1,470	3	--	3
Home equity			7,603	13	--	13
Automobile			63	--	--	--
Unsecured			508	1	--	1
Unallocated			--	--	200	200
			267,339	1,376	200	1,576
			$271,886	$1,376	$200	$1,576

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2018			2017
With no related allowance recorded:
One- to four-family	$3,655	$75	$75	$3,285	$3	$3
Farm	310	--	--	269	--	--
Nonresidential real estate	409	14	14	128	--	--
Purchased credit-impaired loans	1,066	36	36	1,497	39	39
	5,439	125	125	5,179	42	42
With an allowance recorded:
One- to four-family	--	--	--	--	--	--
	$5,439	$125	$125	$5,179	$42	$42

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2018			2017
With no related allowance recorded:
One- to four-family	$4,432	$59	$59	$3,030	$1	$1
Farm	310	--	--	269	--	--
Nonresidential real estate	698	14	14	128	--	--
Purchased credit-impaired loans	982	28	28	1,410	9	9
	6,422	101	101	4,837	10	10
With an allowance recorded:
One- to four-family	--	--	--	--	--	--
	$6,422	$101	$101	$4,837	$10	$10

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2018 and June 30, 2018:

	December 31, 2018		June 30, 2018
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$5,162	$1,672	$4,210	$2,419
Multifamily	--	445	--	--
Farm	310	--	310	--
Nonresidential real estate and land	696	--	708	--
Commercial and industrial	2	--	7	--
Consumer	14	18	11	--
	$6,184	$2,135	$5,246	$2,419

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

At December 31, 2018 and June 30, 2018, the Company had $1.9 million and $1.7 million of loans classified as TDRs, respectively. Of the TDRs at December 31, 2018, approximately 30.0% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the six months ended December 30, 2018, the Company had two loans restructured as TDRs. A secondary mortgage loan of $219,000 was renewed and an additional $30,000 was loaned to a borrower to finish construction of an 8-plex, because construction project had experienced cost overruns. The Company carries the first mortgage on this project and both the primary and secondary loans are secured by the 8-plex and additional real estate collateral. The Company also refinanced an existing single-family mortgage loan and provided additional funds to a borrower attempting to consolidate his debt.

The Company had two TDRs during the six months ended December 31, 2017. The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of December 31, 2018 or at June 30, 2018. The Company had no commitments to lend on loans classified as TDRs at December 31, 2018 or June 30, 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications that occurred during the six months ended December 31, 2018 and 2017, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Six months ended December 31, 2018
Residential real estate:
Terms extended and additional funds advanced	$324	$--	$324

Six months ended December 31, 2017
Residential real estate:
Terms extended	$325	$--	$325

The following table summarizes TDR loan modifications that occurred during the three months ended December 31, 2018 and 2017, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended December 31, 2018
Residential real estate:
Terms extended and additional funds advanced	$75	$--	$75

Three months ended December 31, 2017
Residential real estate:
Terms extended and additional funds advanced	$11	$--	$11

No TDRs defaulted during the six-month period ended December 31, 2018. Four TDRs with a carrying value of $136,000 defaulted during the six-month period ended December 31, 2017. The properties were taken into REO and sold.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2018, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,602	$3,635	$8,237	$202,241	$210,478
Multi-family	--	445	445	14,772	15,217
Construction	--	--	--	2,154	2,154
Land	--	--	--	669	669
Farm	--	--	--	2,211	2,211
Nonresidential real estate	1,254	--	1,254	30,231	31,485
Commercial non-mortgage	--	--	--	2,167	2,167
Consumer and other:
Loans on deposits	--	--	--	1,535	1,535
Home equity	31	23	54	8,173	8,227
Automobile	--	--	--	30	30
Unsecured	5	--	5	462	467
Total	$5,892	$4,103	$9,995	$264,645	$274,640

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2018, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,182	$4,051	$7,233	$199,675	$206,908
Multi-family	792	--	792	14,321	15,113
Construction	--	--	--	2,919	2,919
Land	--	--	--	677	677
Farm	--	--	--	2,295	2,295
Nonresidential real estate	--	269	269	32,144	32,413
Commercial nonmortgage	--	--	--	1,917	1,917
Consumer:
Loans on deposits	--	--	--	1,470	1,470
Home equity	9	5	14	7,589	7,603
Automobile	--	--	--	63	63
Unsecured	3	--	3	505	508
Total	$3,986	$4,325	$8,311	$263,575	$271,886

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2018, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$--	$996	$9,034	$--	$200,448
Multi-family	14,522	--	695	--	--
Construction	2,154	--	--	--	--
Land	669	--	--	--	--
Farm	1,812	--	399	--	--
Nonresidential real estate	30,878	--	607	--	--
Commercial nonmortgage	2,165	--	2	--	--
Consumer:
Loans on deposits	1,535	--	--	--	--
Home equity	8,119	75	33	--	--
Automobile	24	--	6	--	--
Unsecured	467	--	--	--	--
	$62,345	$1,071	$10,776	$--	$200,448

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $351,000 and $383,000 at December 31, 2018 and June 30, 2018, respectively, is as follows:

(in thousands)	December 31, 2018	June 30, 2018

One- to four-family residential real estate	$994	$1,138

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Six months ended December 31, 2018	Twelve months ended June 30, 2018

Balance at beginning of period	$634	$720
Accretion of income	(41)	(86)
Disposals, net of recoveries	--	--
Balance at end of period	$593	$634

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2018, nor for the six-month period ended December 31, 2018. Neither were any allowance for loan losses reversed during those periods.

5. Disclosures About Fair Value of Assets and Liabilities

ASC topic 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants (exit price) at the measurement date. ASC topic 820 also establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes six levels of inputs that may be used to measure fair value:

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

December 31, 2018

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018
Agency mortgage-backed: residential	$44	$--	$44	$--
Agency bonds	503	--	503	--
	$547	$--	$547	$--

June 30, 2018
Agency mortgage-backed: residential	$48	$--	$48	$--

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2018
Loans
One- to four-family	$492	$--	$--	$492

Other real estate owned, net
One- to four-family	$266	--	--	$266

June 30, 2018
Loans
One- to four-family	$513	$--	$--	$513

Other real estate owned, net
One- to four-family	$5	$--	$--	$5

There were seven impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at December 31, 2018, and five impaired loans at June 30, 2018. There was a charge off of $23,000 made for the six month period ended December 31, 2018 and no charge off for the six month period ended December 31, 2017.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $355,000 and $5,000 at December 31, 2018 and June 30, 2018, respectively. Other real estate owned was written down $54,000 and $0 during the six months ended December 31, 2018 and 2017, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2018 and June 30, 2018:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
December 31, 2018	(in thousands)	Technique(s)	Input(s)	Average)

Loans:
One- to four-family	$492	Sales comparison approach	Adjustments for differences between comparable sales	-11.6% to 12.6% (-4.4%)

Foreclosed and repossessed assets:
One- to four-family	$266	Sales comparison approach	Adjustments for differences between comparable sales	8.6% to 34.6% (17.4%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2018	(in thousands)	Technique(s)	Input(s)	Average)

Loans:
One- to four-family	$513	Sales comparison approach	Adjustment for differences between comparable sales	-38.5% to 20.7% (-27.8%)

Foreclosed and repossessed assets:
One- to four-family	$5	Sales comparison approach	Adjustments for differences between comparable sales	0.0% to 0.0% (0.0%)

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

December 31, 2018

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2018 and June 30, 2018 are as follows:

		Fair Value Measurements at
		December 31, 2018 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$10,142	$10,142			$10,142
Time deposits in other financial institutions	4,954	4,903			4,903
Available-for-sale securities	547		$547		547
Held-to-maturity securities	857		847		847
Loans receivable - net	273,111			272,818	272,818
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	712		712		712

Financial liabilities
Deposits	$197,277	$72,941	$124,021		196,962
Federal Home Loan Bank advances	55,536		55,506		55,506
Advances by borrowers for taxes and insurance	216		216		216
Accrued interest payable	24		24		24

		Fair Value Measurements at
		June 30, 2018 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,943	$9,943			$9,943
Term deposits in other financial institutions	5,692	5,692			5,692
Available-for-sale securities	48		$48		48
Held-to-maturity securities	1,002		998		998
Loans receivable – net	270,310			$271,295	271,295
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	706		706		706

Financial liabilities
Deposits	$195,056	$75,163	$120,215		$195,378
Federal Home Loan Bank advances	53,052		53,043		53,043
Advances by borrowers for taxes and insurance	762		762		762
Accrued interest payable	22		22		22

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2018

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Six months ended December 31, 2018

Beginning balance	$--
Current year change	1
Ending balance	$1

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended December 31,
(in thousands)	2018	2017

Unrealized holding gains (losses) on available-for-sale securities	$1	$1
Tax effect	--	--
Net-of-tax amount	$1	$1

	Three months ended December 31,
(in thousands)	2018	2017

Unrealized holding gains (losses) on available-for-sale securities	$2	$1
Tax effect	1	--
Net-of-tax amount	$1	$1

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2018			2017
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$271,460	$5,894	4.34%	$259,326	$5,608	4.33%
Mortgage-backed securities	963	16	3.32	1,443	23	3.19
Other securities	296	4	2.70	--	--	--
Other interest-earning assets	20,595	310	3.01	19,284	254	2.63
Total interest-earning assets	293,314	6,224	4.24	280,053	5,885	4.20

Less: Allowance for loan losses	(1,552)			(1,541)
Non-interest-earning assets	26,450			29,301
Total assets	$318,212			$307,813

Interest-bearing liabilities:
Demand deposits	$15,571	$12	0.15%	$15,402	$11	0.14%
Savings	55,576	110	0.40	58,090	114	0.39
Certificates of deposit	121,947	807	1.32	110,676	510	0.92
Total deposits	193,094	929	0.96	184,168	635	0.69
Borrowings	50,562	568	2.25	46,687	335	1.38
Total interest-bearing liabilities	243,656	1,497	1.23	232,855	970	0.83

Noninterest-bearing demand deposits	5,227			5,218
Noninterest-bearing liabilities	2,035			2,496
Total liabilities	250,918			240,569

Shareholders’ equity	67,294			67,244
Total liabilities and shareholders’ equity	$318,212			$307,813
Net interest spread		$4,727	3.02%		$4,915	3.37%
Net interest margin			3.22%			3.51%
Average interest-earning assets to average interest-bearing liabilities			120.83%			120.27%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended December 31, 2018 and 2017, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2018			2017
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$272,616	$3,006	4.41%	$260,696	$2,838	4.35%
Mortgage-backed securities	927	8	3.45	1,378	11	3.19
Other securities	500	3	2.40	--	--	--
Other interest-earning assets	20,803	161	3.10	18,447	135	2.93
Total interest-earning assets	294,846	3,178	4.31	280,521	2,984	4.25

Less: Allowance for loan losses	(1,559)			(1,548)
Non-interest-earning assets	26,401			29,461
Total assets	$319,688			$308,434

Interest-bearing liabilities:
Demand deposits	$15,856	$6	0.15%	$15,651	$5	0.13%
Savings	54,855	56	0.41	57,353	57	0.40
Certificates of deposit	122,989	425	1.38	113,743	279	0.98
Total deposits	193,700	487	1.01	186,747	341	0.73
Borrowings	52,235	310	2.37	46,977	161	1.37
Total interest-bearing liabilities	245,935	797	1.30	233,724	502	0.86

Noninterest-bearing demand deposits	5,066			5,188
Noninterest-bearing liabilities	1,407			2,280
Total liabilities	252,408			241,192

Shareholders’ equity	67,280			67,242
Total liabilities and shareholders’ equity	$319,688			$308,434
Net interest spread		$2,381	3.02%		$2,482	3.40%
Net interest margin			3.23%			3.54%
Average interest-earning assets to average interest-bearing liabilities			119.89%			120.02%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to December 31, 2018

Assets: At December 31, 2018, the Company’s assets totaled $321.0 million, an increase of $2.6 million, or 0.8%, from total assets at June 30, 2018. This increase was attributed primarily to increases in loans, investment securities, and cash and cash equivalents, but was somewhat offset by a decrease in time deposits in other financial institutions.

Cash and cash equivalents: Cash and cash equivalents increased $199,000 or 2.0% to $10.1 million at December 31, 2018.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $738,000 or 13.0% to $5.0 million at December 31, 2018. As short-term time deposits matured we employed the funds at the highest earning level possible.

Investment securities: At December 31, 2018 our securities portfolio consisted of an agency bond and mortgage-backed securities. Investment securities increased $354,000 or 33.7% to $1.4 million at December 31, 2018.

Loans: Loans receivable, net, increased by $2.8 million or 1.0% to $273.1 million at December 31, 2018. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At December 31, 2018, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $8.3 million, or 3.0% of total loans (including loans purchased in the acquisition), compared to $7.7 million or 3.1%, of total loans at June 30, 2018. The Company’s allowance for loan losses totaled $1.5 million and $1.6 million at December 31, 2018 and June 30, 2018, respectively. The allowance for loan losses at December 31, 2018, represented 18.4% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2018, the allowance represented 20.6% of nonperforming loans and 0.6% of total loans.

The Company had $11.6 million in assets classified as substandard for regulatory purposes at December 31, 2018, including loans ($10.8 million) and real estate owned (“REO”) ($810,000), including loans acquired in the CKF Bancorp transaction. Classified loans as a percentage of total loans (including loans acquired) was 3.9% and 4.4% at December 31, 2018 and June 30, 2018, respectively. Of substandard loans, 89.2% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to December 31, 2018 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2018	June 30, 2018

Substandard assets	$11,586	$12,625
Doubtful assets	--	--
Loss assets	--	--
Total classified assets	$11,586	$12,625

At December 31, 2018, the Company’s real estate acquired through foreclosure represented 7.0% of substandard assets compared to 5.6% at June 30, 2018. During the six months ended December 31, 2018, the Company sold property with a carrying value of $183,000 for $196,000, while during the year ended June 30, 2018, property with a carrying value of $133,000 was sold for $144,000. During the six months ended December 31, 2018, the Company made four loans totaling $196,000 to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2018, $169,000 in loans to facilitate an exchange were made. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $236,000 and $241,000 at December 31, 2018 and June 30, 2018, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to December 31, 2018 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2018		June 30, 2018
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

One- to four-family	9	$810	7	$710
Building lot	1	--	1	--
Total REO	10	$810	8	$710

At December 31, 2018 and June 30, 2018, the Company had $1.1 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $3.0 million, or 1.2% to $254.1 million at December 31, 2018, primarily as a result of increases in FHLB advances and deposits. FHLB advances increased $2.5 million or 4.7% to $55.5 million at December 31, 2018, while deposits increased $1.6 million or 0.8% to $197.3 million.

Shareholders’ Equity: At December 31, 2018, the Company’s shareholders’ equity totaled $66.8 million, a decrease of $393,000 or 0.6% from the June 30, 2018 total. The change in shareholders’ equity was primarily associated with common shares purchased by the Company to hold as treasury shares, a change in accounting principle, and net profits for the period less dividends paid on common stock. Note 1, Basis of Presentation, Adoption of New Accounting Standards.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to December 31, 2018 (continued)

The Company paid dividends of $718,000 or 235.4% of net income for the six month period just ended. On July 5, 2018, the members of First Federal MHC for the seventh time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2019. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for additional discussion regarding dividends.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2018 and 2017

General

Net income totaled $305,000 or $0.04 diluted earnings per share for the six months ended December 31, 2018, a decrease of $844,000 or 73.5% from net income of $1.1 million for the same period in 2017.

Net Interest Income

Net interest income before provision for loan losses decreased $188,000 or 3.8% to $4.7 million for the six-month period just ended. Interest income increased by $339,000, or 5.8%, to $6.2 million, while interest expense increased $527,000 or 54.3% to $1.5 million for the six months ended December 31, 2018. Interest expense increased at a faster pace during the recent increase in interest rate environment, because of the short-term nature of those funding sources compared to the long-term nature of the Company’s primary interest-earning assets, loans. Although the loan portfolio is comprised primarily of adjustable rate loans, those assets often have limits on the amount of interest rate increases that can occur in the near term. Many of the newer loans have fixed rates for a period of time (three years to five years) before the interest rate can change, while the interest rates on seasoned loans can change no more than 100 basis points annually. We believe that the most recent indications by the Federal Open Market Committee (“FOMC”) suggest that interest rates may be near neutral, which would have a positive effect on our operations.

Interest income on loans increased $286,000 or 5.1% to $5.9 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $12.1 million or 4.7% to $271.5 million for the six-month period ended December 31, 2018, while the rate earned on the loan portfolio increased one basis point to 4.34%. Interest income on mortgage-backed securities decreased $7,000 or 30.4% to $16,000 for the six-month period just ended due to lower asset levels. Interest income from other securities increased $4,000 as the Company purchased an agency bond during the period. Interest income from interest-bearing deposits and other increased $56,000 or 22.0% to $310,000 for the six months just ended primarily due to an increase in the average rate earned, which increased 38 basis points to 3.01% for the recently-ended period compared to the period a year ago.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2018 and 2017 (continued)

Interest expense on deposits increased $294,000 or 46.3% to $929,000 for the six months ended December 31, 2018, while interest expense on borrowings increased $233,000 or 69.6% to $568,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 27 basis points to 96 basis points for the recently ended period. The average balance of deposits increased $8.9 million or 4.9% to $193.1 million for the most recent period. The increase in interest expense on borrowings was attributed to primarily to higher interest rate levels, although the average balance also increased period to period. The average rate paid on borrowings increased 87 basis points to 225 basis points for the most recent period, while the average balance of borrowings outstanding increased $3.9 million or 8.3% to $50.6 million for the recently ended six-month period.

Net interest spread decreased from 3.37% for the prior year quarterly period to 3.02% for the six-month period ended December 31, 2018.

Provision for Losses on Loans

The Company recorded an $11,000 provision for losses on loans during the six months ended December 31, 2018, compared to a provision of $3,000 for the six months ended December 31, 2017.

Non-interest Income

Non-interest income decreased $464,000 or 80.6% to $112,000 for the six months ended December 31, 2018, compared to the prior year period, primarily because of a decrease in earnings on bank-owned life insurance (“BOLI”), which decreased $375,000 for the recently-ended six-month period over the prior year amount and totaled $37,000. During the quarter ended December 31, 2017, First Federal of Kentucky received insurance death benefit proceeds under its bank-owned life insurance program. Contributing to the decrease in BOLI income were decreases in net gain on sale of REO and higher valuation adjustment on REO. Net gain on sales of REO decreased $39,000 or 76.5% and totaled $12,000 for the recently ended six-month period compared to the prior year, while the Company recorded negative valuation adjustments on REO of $54,000 for the current year compared to no valuation adjustments in the prior year period.

Non-interest Expense

Non-interest expense increased $90,000 or 2.1% and totaled $4.5 million for the six months ended December 31, 2018, primarily due to an increase in employee compensation and benefits. Employee compensation and benefits for the six months ended December 31, 2018 increased $184,000 or 6.7% to $2.9 million. Employee compensation and benefits increased primarily because of higher required contributions to the Company’s defined benefit (“DB”) plan. Over the last several quarters, excluding the quarter ended December 31, 2017, the Company has faced declining earnings in part due to increasing contributions required by the DB plan. In the past four years, the required contribution has more than doubled from $560,000 in fiscal 2016 to an estimated $1.2 million for fiscal 2019. DB pension contributions increased $232,000 or 66.8% to $579,000 for the six-month period recently ended compared to the prior year period. On January 31, 2019, the Company announced that it will freeze the DB plan effective in the calendar quarter ending June 2019. After the date the freeze is effective, active employees will no longer accrue additional benefits in the DB plan and no new employees will be enrolled in the plan. While the Company will continue to incur costs for maintaining the plan and Pension Benefit Guaranty Corporation premiums, freezing the DB plan is estimated to result in annual savings of approximately $500,000 beginning the fiscal year ending June 30, 2020. Somewhat offsetting higher expenses associated with employee compensation and benefits were decreases in auditing and accounting, other non-interest expense and outside service fees. Auditing and accounting fees decreased $71,000 or 51.8% period to period. Other non-interest expense decreased $23,000 or 5.4% to $325,000 for the six-month period, while outside service fees decreased $14,000 or 16.3% to $137,000 for the period. The decreased costs are primarily related to the Company’s efforts to trim expenses.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2018 and 2017 (continued)

Federal Income Tax Expense

The Company recorded a federal income tax expense of $69,000 for the six months ended December 31, 2018, compared to an income tax benefit of $25,000 in the prior year period. The increase in income tax expense was primarily related to a $268,000 tax benefit recognized in the prior year period. The tax benefit resulted from a change in income tax law reducing the top income tax rate for corporations beginning January 1, 2018. The Tax Cuts and Jobs Act was enacted in 2017 and, according to U.S. Generally Accepted Accounting Principles, the lower tax rate was applied to the Company’s deferred tax assets and liabilities at December 31, 2017. The effective tax rates for the semi-annual periods ended December 31, 2018 and 2017, were 18.5% and (2.2%), respectively.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2018 and 2017

General

Net income totaled $167,000 for the three months ended December 31, 2018, a decrease of $702,000 or 80.8% from net income of $869,000 for the same period in 2017.

Net Interest Income

Net interest income before provision for loan losses decreased $101,000 or 4.1% to $2.4 million for the three-month period just ended. Interest income increased by $194,000, or 6.5%, to $3.2 million, while interest expense increased $295,000 or 58.8% to $797,000 for the three months ended December 31, 2018.

Interest income on loans increased $168,000 or 5.9% to $3.0 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $11.9 million or 4.6% to $272.6 million for the three-month period ended December 31, 2018, while the rate earned on the loan portfolio increased six basis points to 4.41%. Interest income on mortgage-backed securities decreased $3,000 to $8,000 for the quarterly period just ended due to a lower volume of the assets. Interest income from interest-bearing deposits and other increased $26,000 or 19.3% to $161,000 for the quarter just ended primarily due to an increase in the average balance of those assets which increased $2.4 million or 12.8% to $20.8 million for the recently-ended quarterly period.

Interest expense on deposits increased $146,000 or 42.8% to $487,000 for the three months ended December 31, 2018, while interest expense on borrowings increased $149,000 or 92.5% to $310,000 for the same period. The increase in interest expense on deposits was attributed to an increase in the average rate paid on deposits, which increased 28 basis points to 101 basis points for the recently ended quarter. The Company’s deposits have increased overall, and its new and existing customers appear to have moved somewhat from savings and demand deposit accounts to certificates of deposit in response to the rising interest rate environment. Certificates of deposit usually bear a higher interest rate than demand deposits. The increase in interest expense on borrowings was attributed primarily to higher interest rates paid on those funds. The average rate paid on borrowings increased 100 basis points to 237 basis points for the most recent period. The average balance of borrowings outstanding increased $5.3 million or 11.2% to $52.2 million for the recently ended three-month period. Net interest spread decreased from 3.40% for the prior year quarterly period to 3.02% for the quarter ended December 31, 2018.

Provision for Losses on Loans

The Company recorded no provision for losses on loans during the three months ended December 31, 2018, compared to a provision of $3,000 for the three months ended December 31, 2017.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2018 and 2017 (continued)

Non-interest Income

Non-interest income decreased $393,000 to $43,000 for the three months ended December 31, 2018, compared to the prior year quarter, primarily because of a decrease in earnings on bank-owned life insurance (“BOLI.”) During the 2017 quarter the Bank received BOLI insurance proceeds on policies maintained under its long-standing overall employee benefits program pursuant to the passing of a covered individual. The nonrecurring receipt of insurance proceeds, along with the accompanying decrease in the BOLI asset, was primarily responsible for earnings on BOLI to decrease $370,000, or 95.4% to $18,000 for the quarter just ended. The Company recorded a valuation adjustment of $36,000 during the recently-ended quarterly period to write down other real estate owned compared to no adjustment recorded in the prior year period.

Non-interest Expense

Non-interest expense increased $24,000 or 1.1% and totaled $2.2 million for the three months ended December 31, 2018. The increase was primarily due to an increase in employee compensation and benefits and was partially offset by decreases in auditing and accounting, advertising, outside service fees and other non-interest expense. Employee compensation and benefits for the quarter ended December 31, 2018 increased $99,000 or 7.3% to $1.5 million, due to higher required contributions to the Company’s DB plan. DB pension contributions increased $144,000 or 83.2% to $318,000 for the three-month period recently ended compared to the prior year period.

Somewhat offsetting the increases in employee compensation and benefits were decreases in auditing and accounting, advertising, outside service fees and other non-interest expense. Accounting and auditing decreased $39,000 or 54.9% to $32,000 for the three-month period just ended, while advertising decreased $14,000 or 17.9% to $64,000 for the period. Outside service fees decreased $13,000 or 27.7% to $34,000 for the recently ended quarter, as other non-interest expense decreased $11,000 or 5.3% to $195,000 for the three months ended December 31, 2018, compared to the prior year period.

Federal Income Tax Expense

The Company recorded a federal income tax expense of $27,000 for the three months ended December 31, 2018, compared to federal income tax benefit of $160,000 in the prior year period due primarily to the Tax Cuts and Jobs Act. The Company recognized an income tax benefit of approximately $268,000 related to lower tax rates expected to be applied to its net deferred tax liabilities in the future.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2018 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 1A.	Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2018.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

October 1-31, 2018	--	$--	--	49,123
November 1-30, 2018	35,000	$8.00	35,000	14,123
December 1-31, 2018	15,000	$7.86	15,000	--

(1) On December 19, 2018, the Company announced that it had substantially completed its program initiated on January 16, 2014 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3.	Defaults Upon Senior Securities

Not applicable.

ITEM 4.	Mine Safety Disclosures.

Not applicable.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended December 31, 2018 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2019	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 14, 2019	By:	/s/ R. Clay Hulette
R. Clay Hulette Vice President and Chief Financial Officer