Form 10-Q
period 2019-03-31
Kentucky First Federal Bancorp
filed 2019-05-10
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shall company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	KFFB	The NASDAQ Stock Market LLC

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 7, 2019, the latest practicable date, the Corporation had 8,374,315 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2019	2018
ASSETS

Cash and due from financial institutions	$1,623	$2,337
Interest-bearing demand deposits	8,570	7,606
Cash and cash equivalents	10,193	9,943

Time deposits in other financial institutions	4,952	5,692
Securities available-for-sale	547	48
Securities held-to-maturity, at amortized cost- approximate fair value of $809 and $998 at March 31, 2019 and June 30, 2018, respectively	810	1,002
Loans, net of allowance of $1,529 and $1,576 at March 31, 2019 and June 30, 2018, respectively	271,670	270,310
Real estate owned, net	729	710
Premises and equipment, net	5,009	5,652
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	745	706
Bank-owned life insurance	2,500	2,444
Goodwill	14,507	14,507
Prepaid federal income taxes	154	144
Prepaid expenses and other assets	1,123	754

Total assets	$319,421	$318,394

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$195,236	$195,653
Federal Home Loan Bank advances	56,038	53,052
Advances by borrowers for taxes and insurance	475	762
Accrued interest payable	29	22
Deferred federal income taxes	586	443
Deferred revenue	--	558
Other liabilities	549	701
Total liabilities	252,913	251,191

Commitments and contingencies	--	--

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	--	--
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,056	35,085
Retained earnings	33,916	34,050
Unearned employee stock ownership plan (ESOP), 52,276 shares and 66,283 shares at, March 31, 2019 and June 30, 2018, respectively	(523)	(663)
Treasury shares at cost, 236,749 and 151,549 common shares at March 31, 2019 and June 30, 2018, respectively	(2,029)	(1,355)
Accumulated other comprehensive income	2	--
Total shareholders’ equity	66,508	67,203

Total liabilities and shareholders’ equity	$319,421	$318,394

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
Interest income
Loans, including fees	$8,907	$8,430	$3,013	$2,822
Mortgage-backed securities	24	37	8	14
Other securities	7	--	3	--
Interest-bearing deposits and other	478	386	168	132
Total interest income	9,416	8,853	3,192	2,968

Interest expense
Interest-bearing demand deposits	18	16	6	5
Savings	163	169	53	55
Certificates of Deposit	1,255	815	448	305
Deposits	1,436	1,000	507	365
Borrowings	906	531	338	196
Total interest expense	2,342	1,531	845	561
Net interest income	7,074	7,322	2,347	2,407
Provision for loan losses	11	107	--	104
Net interest income after provision for loan losses	7,063	7,215	2,347	2,303

Non-interest income
Earnings on bank-owned life insurance	56	430	19	18
Net gain on sales of loans	29	24	9	13
Net gain (loss) on sales of real estate owned	7	47	(5)	(4)
Valuation adjustment for real estate owned	(54)	(18)	--	(18)
Other	155	150	58	48
Total non-interest income	193	633	81	57
Non-interest expense
Employee compensation and benefits	4,369	4,092	1,452	1,359
Occupancy and equipment	506	505	171	180
Voice and data communications	187	194	54	61
Advertising	172	187	41	56
Outside service fees	114	126	42	40
Data processing	330	325	116	110
Auditing and accounting	76	205	10	68
Franchise and other taxes	191	182	65	63
Foreclosure and real estate owned expenses (net)	78	93	18	32
Other	604	632	204	208
Total non-interest expense	6,627	6,541	2,173	2,177

Income before income taxes	629	1,307	255	183

Federal income tax expense (benefit)	117	(4)	48	21

NET INCOME	$512	$1,311	$207	$162

EARNINGS PER SHARE
Basic and diluted	$0.06	$0.16	$0.02	$0.02

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018

Net income	$512	$1,311	$207	$162

Other comprehensive gains, net of tax:
Unrealized holding gains on securities designated as available-for-sale, net of taxes of $1, $0, $0 and $0 during the respective periods	2	--	1	--
Comprehensive income	$514	$1,311	$208	$162

See accompanying notes to condensed consolidated financial statements.

KENTUCKY FIRST FEDERAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended

(Dollar amounts in thousands, except per share data)

March 31, 2019

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2018	$86	$35,085	$34,050	$(663)	$(1,355)	$--	$67,203

Net income	--	--	512	--	--	--	512
Allocation of ESOP shares	--	(29)	--	140	--	--	111
Acquisition of shares for Treasury	--	--	--	--	(674)	--	(674)
Change in accounting method for ASU 2014-09	--	--	441	--	--	--	441
Other comprehensive income	--	--	--	--	--	2	2
Cash dividends of $0.30 per common share	--	--	(1,087)	--	--	--	(1,087)

Balance at March 31, 2019	$86	$35,056	$33,916	$(523)	$(2,029)	$2	$66,508

March 31, 2018

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2017	$86	$35,084	$34,180	$(850)	$(1,355)	$1	$67,146

Net income	--	--	1,311	--	--	--	1,311
Allocation of ESOP shares	--	1	--	140	--	--	141
Cash dividends of $0.30 per common share	--	--	(1,088)	--	--	--	(1,088)

Balance at March 31, 2018	$86	$35,085	$34,403	$(710)	$(1,355)	$1	$67,510

See accompanying notes to condensed consolidated financial statements.

KENTUCKY FIRST FEDERAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

March 31, 2019

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at December 31, 2018	$86	$35,056	$34,078	$(569)	$(1,842)	$1	$66,810

Net income	--	--	207	--	--	--	207
Allocation of ESOP shares	--	--	--	46	--	--	46
Acquisition of shares for Treasury	--	--	--	--	(187)	--	(187)
Other comprehensive income	--	--	--	--	--	1	1
Cash dividends of $0.10 per common share	--	--	(369)	--	--	--	(369)

Balance at March 31, 2019	$86	$35,056	$33,916	$(523)	$(2,029)	$2	$66,508

March 31, 2018

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at December 31, 2017	$86	$35,084	$34,605	$(756)	$(1,355)	$1	$67,665

Net income	--	--	162	--	--	--	162
Allocation of ESOP shares	--	1	--	46	--	--	47
Cash dividends of $0.10 per common share	--	--	(364)	--	--	--	(364)

Balance at March 31, 2018	$86	$35,085	$34,403	$(710)	$(1,355)	$1	$67,510

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net income	$512	$1,311
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	220	235
Accretion of purchased loan credit discount	(61)	(65)
Amortization of purchased loan premium	9	11
Amortization of deferred loan origination costs (fees)	56	58
Amortization of premiums on investment securities	6	9
Net gain on sale of loans	(29)	(24)
Net gain on sale of real estate owned	(7)	(47)
Valuation adjustments of real estate owned	54	18
Deferred gain on sale of real estate owned	--	(16)
ESOP compensation expense	111	141
Earnings on bank-owned life insurance	(56)	(436)
Provision for loan losses	11	107
Origination of loans held for sale	(821)	(797)
Proceeds from loans held for sale	850	821
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(39)	(29)
Prepaid expenses and other assets	109	148
Accrued interest payable	7	3
Other liabilities	(152)	91
Federal income taxes	15	(306)
Net cash provided by operating activities	795	1,233

Cash flows from investing activities:
Purchase of available-for-sale securities	(501)	--
Purchase of time deposits in other financial institutions	(1,486)	(2,727)
Maturities of time deposits in other financial institutions	2,226	247
Securities maturities, prepayments and calls:
Held to maturity	187	397
Available for sale	4	19
Proceeds from bank-owned life insurance	--	1,168
Loans originated for investment, net of principal collected	(1,423)	(6,848)
Proceeds from sale of real estate owned	80	265
Additions to real estate owned	(98)	(5)
Additions to premises and equipment, net	(55)	(148)
Net cash used in investing activities	(1,066)	(7,632)

Cash flows from financing activities:
Net increase (decrease) in deposits	(417)	10,891
Payments by borrowers for taxes and insurance, net	(287)	(300)
Proceeds from Federal Home Loan Bank advances	23,200	13,500
Repayments on Federal Home Loan Bank advances	(20,214)	(19,782)
Treasury stock purchased	(674)	--
Dividends paid on common stock	(1,087)	(1,088)
Net cash provided by financing activities	521	3,221

Net increase (decrease) in cash and cash equivalents	250	(3,178)

Beginning cash and cash equivalents	9,943	12,804

Ending cash and cash equivalents	$10,193	$9,626

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$100	$300

Interest on deposits and borrowings	$2,335	$1,528

Transfers of loans to real estate owned, net	$262	$830

Loans made on sale of real estate owned	$214	$169

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2019

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the nine-month period ended March 31, 2019, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2018 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2018 filed with the Securities and Exchange Commission.

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

March 31, 2019

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

March 31, 2019

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

March 31, 2019

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
	2019	2018	2019	2018
Net income allocated to common shareholders, basic and diluted	$512,000	$1,311,000	$207,000	$162,000

EARNINGS PER SHARE
Basic and diluted	$0.06	$0.16	$0.02	$0.02

Weighted average common shares outstanding, basic and diluted	8,348,242	8,364,208	8,319,122	8,368,946

There were no stock option shares outstanding for the nine- or three-month periods ended March 31, 2019 and 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2019 and June 30, 2018, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2019
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$43	$1	$--	$44
Agency bonds	501	2	--	503
	$544	$3	$--	$547

Held-to-maturity Securities
Agency mortgage-backed: residential	$810	$15	$16	$809

	June 30, 2018
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$48	$--	$--	$48

Held-to-maturity Securities
Agency mortgage-backed: residential	$1,002	$19	$23	$998

At March 31, 2019, the Company’s debt securities consist of an agency bond with an amortized cost of $501,000 and fair value of $503,000, which matures in 2020 and mortgage-backed securities, which do not have a single maturity date.

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $2.0 million and $2.1 million at March 31, 2019 and June 30, 2018, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

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

4. Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2019	2018

Residential real estate
One- to four-family	$208,658	$206,908
Multi-family	15,573	15,113
Construction	2,662	2,919
Land	678	677
Farm	2,552	2,295
Nonresidential real estate	31,012	32,413
Commercial nonmortgage	2,167	1,917
Consumer and other:
Loans on deposits	1,537	1,470
Home equity	7,920	7,603
Automobile	56	63
Unsecured	384	508
	273,199	271,886
Allowance for loan losses	(1,529)	(1,576)
	$271,670	$270,310

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2019:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$795	$27	$(117)	$39	$744
Multi-family	225	(9)	--	--	216
Construction	8	(4)	--	--	4
Land	1	--	--	--	1
Farm	6	(1)	--	--	5
Nonresidential real estate	321	20	--	--	341
Commercial nonmortgage	3	--	--	--	3
Consumer and other:
Loans on deposits	3	--	--	--	3
Home equity	13	(1)	--	--	12
Automobile	--	--	--	--	--
Unsecured	1	(21)	--	20	--
Unallocated	200	--	--	--	200
Totals	$1,576	$11	$(117)	$59	$1,529

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$734	$10	$--	$--	$744
Multi-family	220	(4)	--	--	216
Construction	3	1	--	--	4
Land	1	--	--	--	1
Farm	5	--	--	--	5
Nonresidential real estate	346	(5)	--	--	341
Commercial nonmortgage	3	--	--	--	3
Consumer and other:
Loans on deposits	3	--	--	--	3
Home equity	13	(1)	--	--	12
Automobile	--	--	--	--	--
Unsecured	1	(1)	--	--	--
Unallocated	200	--	--	--	200
Totals	$1,529	$--	$--	$--	$1,529

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2019. The recorded investment in loans excludes accrued interest receivable due to immateriality.

March 31, 2019:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,822	$932	$5,754	$--	$--	$--
Farm	310	--	310	--	--	--
Nonresidential real estate	675	--	675	--	--	--
	5,807	932	6,739	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$202,904	$744	$--	$744
Multi-family			15,573	216	--	216
Construction			2,662	4	--	4
Land			678	1	--	1
Farm			2,242	5	--	5
Nonresidential real estate			30,337	341	--	341
Commercial nonmortgage			2,167	3	--	3
Consumer:
Loans on deposits			1,537	3	--	3
Home equity			7,920	12	--	12
Automobile			56	--	--	--
Unsecured			384	--	--	--
Unallocated			--	--	200	200
			266,460	1,329	200	1,529
			$273,199	$1,329	$200	$1,529

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2019			2018
With no related allowance recorded:
One- to four-family	$3,900	$120	$120	$3,340	$3	$3
Farm	310	--	--	269	--	--
Nonresidential real estate	399	28	28	127	--	--
Purchased credit-impaired loans	1,035	45	45	1,490	42	42
	5,644	193	193	5,226	45	45
With an allowance recorded:
One- to four-family	--	--	--	--	--	--
	$5,644	$193	$193	$5,226	$45	$45

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2019			2018
With no related allowance recorded:
One- to four-family	$4,577	$45	$45	$2,919	$--	$--
Farm	310	--	--	538	--	--
Nonresidential real estate	686	14	14	124	--	--
Purchased credit-impaired loans	963	9	9	1,311	3	3
	6,536	68	68	4,892	3	3
With an allowance recorded:
One- to four-family	--	--	--	--	--	--
	$6,536	$68	$68	$4,892	$3	$3

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2019 and June 30, 2018:

	March 31, 2019		June 30, 2018
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

One- to four-family residential real estate	$4,559	$1,308	$4,210	$2,419
Multifamily	692	--	--	--
Farm	310	--	310	--
Nonresidential real estate and land	693	--	708	--
Commercial and industrial	2	--	7	--
Consumer	315	--	11	--
	$6,571	$1,308	$5,246	$2,419

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

At March 31, 2019 and June 30, 2018, the Company had $1.6 million and $1.7 million of loans classified as TDRs, respectively. Of the TDRs at March 31, 2019, approximately 34.5% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the nine months ended March 31, 2019, the Company had two loans restructured as TDRs. A secondary mortgage loan of $219,000 was renewed and an additional $30,000 was loaned to a borrower to finish construction of an 8-plex, because the construction project had experienced cost overruns. The Company carries the first mortgage on this project and both the primary and secondary loans are secured by the 8-plex and additional real estate collateral. The Company also refinanced an existing single-family mortgage loan and provided additional funds to a borrower attempting to consolidate his debt.

The Company had three TDRs during the nine months ended March 31, 2018. The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of March 31, 2019 or at June 30, 2018. The Company had no commitments to lend on loans classified as TDRs at March 31, 2019 or June 30, 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications that occurred during the nine months ended March 31, 2019 and 2018, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Nine months ended March 31, 2019
Residential real estate:
Terms extended and additional funds advanced	$324	$--	$324

Nine months ended March 31, 2018
Residential real estate:
Terms extended and additional funds advanced	$325	$--	$325
Chapter 7 bankruptcy without reaffirmation	32	--	32

There were no TDR loan modifications during the three months ended March 31, 2019. The following table summarizes TDR loan modifications that occurred during the three months ended March 31, 2018, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended March 31, 2018
Residential real estate:
Terms extended and additional funds advanced	$32	$--	$32

No TDRs defaulted during the nine-month period ended March 31, 2019. Four TDRs with a carrying value of $136,000 defaulted during the nine-month period ended March 31, 2018. The properties were taken into REO and sold.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2019, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$2,998	$3,103	$6,101	$202,557	$208,658
Multi-family	--	443	443	15,130	15,573
Construction	603	--	603	2,059	2,662
Land	--	--	--	678	678
Farm	--	--	--	2,552	2,552
Nonresidential real estate	1,061	260	1,321	29,691	31,012
Commercial non-mortgage	20	--	20	2,147	2,167
Consumer and other:
Loans on deposits	--	--	--	1,537	1,537
Home equity	92	5	97	7,823	7,920
Automobile	--	--	--	56	56
Unsecured	--	--	--	384	384
Total	$4,774	$3,811	$8,585	$264,614	$273,199

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2018, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,182	$4,051	$7,233	$199,675	$206,908
Multi-family	792	--	792	14,321	15,113
Construction	--	--	--	2,919	2,919
Land	--	--	--	677	677
Farm	--	--	--	2,295	2,295
Nonresidential real estate	--	269	269	32,144	32,413
Commercial nonmortgage	--	--	--	1,917	1,917
Consumer:
Loans on deposits	--	--	--	1,470	1,470
Home equity	9	5	14	7,589	7,603
Automobile	--	--	--	63	63
Unsecured	3	--	3	505	508
Total	$3,986	$4,325	$8,311	$263,575	$271,886

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful	Not rated

Residential real estate:
One- to four-family	$--	$939	$8,861	$--	$198,858
Multi-family	14,881	--	692	--	--
Construction	2,662	--	--	--	--
Land	678	--	--	--	--
Farm	2,242	--	310	--	--
Nonresidential real estate	30,320	--	692	--	--
Commercial nonmortgage	2,165	--	2	--	--
Consumer:
Loans on deposits	1,537	--	--	--	--
Home equity	7,812	79	29	--	--
Automobile	56	--	--	--	--
Unsecured	379	--	5	--	--
	$62,732	$1,018	$10,591	$--	$198,858

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $351,000 and $383,000 at March 31, 2019 and June 30, 2018, respectively, is as follows:

(in thousands)	March 31, 2019	June 30, 2018

One- to four-family residential real estate	$932	$1,138

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Nine months ended March 31, 2019	Twelve months ended June 30, 2018

Balance at beginning of period	$634	$720
Accretion of income	(61)	(86)
Disposals, net of recoveries	--	--
Balance at end of period	$573	$634

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2018, nor for the nine-month period ended March 31, 2019. Neither were any allowance for loan losses reversed during those periods.

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

March 31, 2019

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

March 31, 2019
Agency mortgage-backed: residential	$44	$--	$44	$--
Agency bonds	503	--	503	--
	$547	$--	$547	$--

June 30, 2018
Agency mortgage-backed: residential	$48	$--	$48	$--

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2019
Loans
One- to four-family	$480	$--	$--	$480

Other real estate owned, net
One- to four-family	$288	--	--	$288

June 30, 2018
Loans
One- to four-family	$513	$--	$--	$513

Other real estate owned, net
One- to four-family	$5	$--	$--	$5

There were seven impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at March 31, 2019, and five impaired loans at June 30, 2018. There was a charge off of $23,000 made for the nine-month period ended March 31, 2019 and a $21,000 charge off for the nine-month period ended March 31, 2018.

Other real estate owned measured at fair value less costs to sell, had carrying amounts of $288,000 and $5,000 at March 31, 2019 and June 30, 2018, respectively. Other real estate owned was written down $54,000 and $18,000 during the nine months ended March 31, 2019 and 2018, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2019 and June 30, 2018:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
March 31, 2019	(in thousands)	Technique(s)	Input(s)	Average)

Loans:
One- to four-family	$480	Sales comparison approach	Adjustments for differences between comparable sales	-50.6% to 25.3% (-1.7%)

Foreclosed and repossessed assets:
One- to four-family	$288	Sales comparison approach	Adjustments for differences between comparable sales	6.07% to 31.0% (14.5%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2018	(in thousands)	Technique(s)	Input(s)	Average)

Loans:
One- to four-family	$513	Sales comparison approach	Adjustment for differences between comparable sales	-38.5% to 20.7% (-27.8%)

Foreclosed and repossessed assets:
One- to four-family	$5	Sales comparison approach	Adjustments for differences between comparable sales	0.0% to 0.0% (0.0%)

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

March 31, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2019 and June 30, 2018 are as follows:

		Fair Value Measurements at
		March 31, 2019 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$10,193	$10,193			$10,193
Time deposits in other financial institutions	4,952	4,906			4,906
Available-for-sale securities	547		$547		547
Held-to-maturity securities	810		809		809
Loans receivable - net	271,670			274,259	274,259
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	745		745		745

Financial liabilities
Deposits	$195,236	$71,297	$123,797		195,094
Federal Home Loan Bank advances	56,038		55,984		55,984
Advances by borrowers for taxes and insurance	475		475		475
Accrued interest payable	29		29		29

		Fair Value Measurements at
		June 30, 2018 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,943	$9,943			$9,943
Term deposits in other financial institutions	5,692	5,692			5,692
Available-for-sale securities	48		$48		48
Held-to-maturity securities	1,002		998		998
Loans receivable – net	270,310			$271,295	271,295
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	706		706		706

Financial liabilities
Deposits	$195,653	$75,163	$120,215		$195,378
Federal Home Loan Bank advances	53,052		53,043		53,043
Advances by borrowers for taxes and insurance	762		762		762
Accrued interest payable	22		22		22

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2019

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Nine months ended March 31, 2019

Beginning balance	$--
Current year change	2
Ending balance	$2

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended March 31,
(in thousands)	2019	2018

Unrealized holding gains (losses) on available-for-sale securities	$3	$1
Tax effect	1	--
Net-of-tax amount	$2	$1

	Three months ended March 31,
(in thousands)	2019	2018

Unrealized holding gains (losses) on available-for-sale securities	$2	$1
Tax effect	1	--
Net-of-tax amount	$1	$1

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2019			2018
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$272,014	$8,907	4.37%	$261,401	$8,430	4.30%
Mortgage-backed securities	935	24	3.42	1,379	37	3.58
Other securities	364	7	2.56	--	--	--
Other interest-earning assets	20,554	478	3.10	18,910	386	2.72
Total interest-earning assets	293,867	9,416	4.27	281,690	8,853	4.19

Less: Allowance for loan losses	(1,544)			(1,535)
Non-interest-earning assets	26,351			29,187
Total assets	$318,674			$309,342

Interest-bearing liabilities:
Demand deposits	$15,236	$18	0.16%	$15,228	$16	0.14%
Savings	54,767	163	0.40	57,714	169	0.39
Certificates of deposit	122,612	1,255	1.37	112,707	815	0.96
Total deposits	192,615	1,436	0.99	185,649	1,000	0.72
Borrowings	51,912	906	2.33	48,829	531	1.45
Total interest-bearing liabilities	244,527	2,342	1.28	234,478	1,531	0.87

Noninterest-bearing demand deposits	5,210			5,183
Noninterest-bearing liabilities	1,866			2,310
Total liabilities	251,603			241,971

Shareholders’ equity	67,071			67,371
Total liabilities and shareholders’ equity	$318,674			$309,342
Net interest spread		$7,074	3.00%		$7,322	3.32%
Net interest margin			3.21%			3.47%
Average interest-earning assets to average interest-bearing liabilities			120.18%			120.14%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended March 31, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2019			2018
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$273,047	$3,013	4.41%	$265,644	$2,822	4.25%
Mortgage-backed securities	879	8	3.64	1,247	14	4.49
Other securities	502	3	2.39	--	--	--
Other interest-earning assets	20,759	168	3.24	18,146	132	2.91
Total interest-earning assets	295,187	3,192	4.33	285,037	2,968	4.17

Less: Allowance for loan losses	(1,524)			(1,523)
Non-interest-earning assets	26,213			28,953
Total assets	$319,876			$312,467

Interest-bearing liabilities:
Demand deposits	$14,989	$6	0.16%	$14,946	$5	0.13%
Savings	53,141	53	0.40	56,946	55	0.39
Certificates of deposit	123,993	448	1.45	116,859	305	1.04
Total deposits	192,123	507	1.06	188,751	365	0.77
Borrowings	54,620	338	2.48	49,118	196	1.60
Total interest-bearing liabilities	246,743	845	1.37	237,869	561	0.94

Noninterest-bearing demand deposits	4,958			5,038
Noninterest-bearing liabilities	1,497			1,934
Total liabilities	253,198			244,841

Shareholders’ equity	66,678			67,626
Total liabilities and shareholders’ equity	$319,876			$312,467
Net interest spread		$2,347	2.96%		$2,407	3.22%
Net interest margin			3.18%			3.38%
Average interest-earning assets to average interest-bearing liabilities			119.63%			119.83%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to March 31, 2019

Assets: At March 31, 2019, the Company’s assets totaled $319.4 million, an increase of $1.0 million, or 0.3%, from total assets at June 30, 2018. This increase was attributed primarily to increases in loans, investment securities, and cash and cash equivalents, but was somewhat offset by a decrease in time deposits in other financial institutions.

Cash and cash equivalents: Cash and cash equivalents increased $250,000 or 2.5% to $10.2 million at March 31, 2019.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $740,000 or 13.0% to $5.0 million at March 31, 2019. As short-term time deposits matured we employed the funds at the highest earning level possible.

Investment securities: At March 31, 2019 our securities portfolio consisted of an agency bond and mortgage-backed securities. Investment securities increased $307,000 or 29.2% to $1.4 million at March 31, 2019.

Loans: Loans receivable, net, increased by $1.4 million or 0.5% to $271.7 million at March 31, 2019. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At March 31, 2019, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $7.9 million, or 2.9% of total loans (including loans purchased in the acquisition), compared to $7.7 million or 3.1%, of total loans at June 30, 2018. The Company’s allowance for loan losses totaled $1.5 million and $1.6 million at March 31, 2019 and June 30, 2018, respectively. The allowance for loan losses at March 31, 2019, represented 19.4% of nonperforming loans and 0.6% of total loans (including loans purchased in the acquisition), while at June 30, 2018, the allowance represented 20.6% of nonperforming loans and 0.6% of total loans.

The Company had $11.3 million in assets classified as substandard for regulatory purposes at March 31, 2019, including loans ($10.6 million) and real estate owned (“REO”) ($729,000.) Classified loans as a percentage of total loans (including loans acquired) was 3.9% and 4.4% at March 31, 2019 and June 30, 2018, respectively. Of substandard loans, 90.2% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to March 31, 2019 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2019	June 30, 2018

Substandard assets	$11,320	$12,625
Doubtful assets	--	--
Loss assets	--	--
Total classified assets	$11,320	$12,625

At March 31, 2019, the Company’s real estate acquired through foreclosure represented 6.4% of substandard assets compared to 5.6% at June 30, 2018. During the nine months ended March 31, 2019, the Company sold property with a carrying value of $287,000 for $298,000, while during the year ended June 30, 2018, property with a carrying value of $133,000 was sold for $144,000. During the nine months ended March 31, 2019, the Company made five loans totaling $214,000 to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2018, $169,000 in loans to facilitate an exchange were made. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $112,000 and $241,000 at March 31, 2019 and June 30, 2018, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to March 31, 2019 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2019		June 30, 2018
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

One- to four-family	6	$729	7	$710
Building lot	1	--	1	--
Total REO	7	$729	8	$710

At March 31, 2019 and June 30, 2018, the Company had $1.0 million and $1.1 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $1.7 million, or 0.7% to $252.9 million at March 31, 2019, primarily as a result of an increase in FHLB advances. FHLB advances increased $3.0 million or 5.6% to $56.0 million at March 31, 2019, while deposits decreased $417,000 or 0.2% to $195.2 million.

Shareholders’ Equity: At March 31, 2019, the Company’s shareholders’ equity totaled $66.5 million, a decrease of $695,000 or 1.0% from the June 30, 2018 total. The change in shareholders’ equity was primarily associated with common shares purchased by the Company to hold as treasury shares, a change in accounting principle, and net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2018 to March 31, 2019 (continued)

The Company paid dividends of $1.1 million or 212.3% of net income for the nine-month period just ended. On July 5, 2018, the members of First Federal MHC for the seventh time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2019. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2018 for additional discussion regarding dividends.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2019 and 2018

General

Net income totaled $512,000 or $0.06 diluted earnings per share for the nine months ended March 31, 2019, a decrease of $799,000 or 60.9% from net income of $1.3 million for the same period in 2018.

Net Interest Income

Net interest income before provision for loan losses decreased $248,000 or 3.4% to $7.1 million for the nine-month period just ended. Interest income increased $563,000, or 6.4%, to $9.4 million, while interest expense increased $811,000 or 53.0% to $2.3 million for the nine months ended March 31, 2019. Interest expense increased at a faster pace during the recent increase in interest rate environment, because of the short-term nature of those funding sources compared to the long-term nature of the Company’s primary interest-earning assets, loans. Although the loan portfolio is comprised primarily of adjustable rate loans, those assets often have limits on the amount of interest rate increases that can occur in the near term. Many of the newer loans have fixed rates for a period of time (three years to five years) before the interest rate can change, while the interest rates on seasoned loans can change no more than 100 basis points annually. We believe that the most recent indications by the Federal Open Market Committee (“FOMC”) suggest that interest rates may be near neutral, which would have a positive effect on our operations.

Interest income on loans increased $477,000 or 5.7% to $8.9 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $10.6 million or 4.1% to $272.0 million for the nine-month period ended March 31, 2019, while the rate earned on the loan portfolio increased seven basis points to 4.37%. Interest income on mortgage-backed securities decreased $13,000 or 35.1% to $24,000 for the nine-month period just ended due to lower asset levels. Interest income from other securities increased $7,000 as the Company purchased an agency bond during the fiscal year. Interest income from interest-bearing deposits and other increased $92,000 or 23.8% to $478,000 for the nine months just ended due to an increase in the average rate earned, which increased 38 basis points to 310 basis points for the recently-ended period as well as an increase in the average balance of those assets, which increased $1.6 million or 8.7% to $20.6 million for the current fiscal year period.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2019 and 2018 (continued)

Interest expense on deposits increased $436,000 or 43.6% to $1.4 million for the nine months ended March 31, 2019, while interest expense on borrowings increased $375,000 or 70.6% to $906,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 27 basis points to 99 basis points for the recently ended period. The average balance of deposits increased $7.0 million or 3.8% to $192.6 million for the most recent period. The increase in interest expense on borrowings was attributed to primarily to higher interest rate levels, although the average balance also increased period to period. The average rate paid on borrowings increased 88 basis points to 233 basis points for the most recent period, while the average balance of borrowings outstanding increased $3.1 million or 6.3% to $51.9 million for the recently ended nine-month period.

Net interest spread decreased from 332 basis points for the prior year quarterly period to 300 basis points for the nine-month period ended March 31, 2019.

Provision for Losses on Loans

The Company recorded an $11,000 provision for losses on loans during the nine months ended March 31, 2019, compared to a provision of $107,000 for the nine months ended March 31, 2018.

Non-interest Income

Non-interest income decreased $440,000 or 69.5% to $193,000 for the nine months ended March 31, 2019, compared to the prior year period, primarily because of a decrease in earnings on bank-owned life insurance (“BOLI”), which decreased $374,000 for the recently-ended nine-month period over the prior year amount and totaled $56,000. During the quarter ended December 31, 2017, First Federal of Kentucky received insurance death benefit proceeds under its bank-owned life insurance program. The nonrecurring receipt of insurance proceeds, along with the accompanying decrease in BOLI asset was primarily responsible for a decrease in BOLI earnings. Also contributing to the decrease in non-interest income were decreases in net gain on sale of REO and higher valuation adjustment on REO. Net gain on sales of REO decreased $40,000 or 85.1% and totaled $7,000 for the recently ended nine-month period compared to the prior year, while the Company recorded negative valuation adjustments on REO of $54,000 for the current year compared to $18,000 in negative valuation adjustments in the prior year period.

Non-interest Expense

Non-interest expense increased $86,000 or 1.3% and totaled $6.6 million for the nine months ended March 31, 2019, primarily due to an increase in employee compensation and benefits.

Employee compensation and benefits for the nine months ended March 31, 2019 increased $277,000 or 6.8% to $4.4 million. Employee compensation and benefits increased primarily because of higher required contributions to the Company’s defined benefit (“DB”) plan. Over the last several quarters, excluding the quarter ended December 31, 2017, the Company has faced declining earnings in part due to increasing contributions required by the DB plan. In the past four years, the required contribution has more than doubled from $560,000 in fiscal 2016 to an estimated $1.2 million for fiscal 2019. DB pension contributions increased $292,000 or 61.0% to $771,000 for the nine-month period recently ended compared to the prior year period. Effective April 1, 2019, the Company froze its DB plan. After that date active employees no longer accrue additional benefits in the DB plan and no new employees will be enrolled in the plan. While the Company will continue to incur costs for maintaining the plan and Pension Benefit Guaranty Corporation premiums, freezing the DB plan is estimated to result in annual savings of approximately $500,000 beginning the fiscal year ending June 30, 2020.

Somewhat offsetting higher expenses associated with employee compensation and benefits were decreases in auditing and accounting, and other non-interest expense. Auditing and accounting fees decreased $129,000 or 62.9% to $76,000 for the nine-month period just ended, while other non-interest expense decreased $28,000 or 4.4% to $604,000 for the recently-ended period. The decreased costs are primarily related to the Company’s efforts to reduce expenses.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2019 and 2018 (continued)

Federal Income Tax Expense

The Company recorded a federal income tax expense of $117,000 for the nine months ended March 31, 2019, compared to an income tax benefit of $4,000 in the prior year period. The increase in income tax expense was primarily related to a $268,000 tax benefit recognized in the prior year period. The tax benefit resulted from a change in income tax law, which reduced the top income tax rate for corporations beginning January 1, 2018. The Tax Cuts and Jobs Act was enacted in 2017 and, according to U.S. Generally Accepted Accounting Principles, the lower tax rate was applied to the Company’s deferred tax assets and liabilities at December 31, 2017. The effective tax rates for the nine-month periods ended March 31, 2019 and 2018, were 18.6% and (0.3%), respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2019 and 2018

General

Net income totaled $207,000 or $0.02 diluted earnings per share for the three months ended March 31, 2019, an increase of $45,000 or 27.8% from net income of $162,000 for the same period in 2018.

Net Interest Income

Net interest income before provision for loan losses decreased $60,000 or 2.5% to $2.3 million for the three-month period just ended. Interest income increased by $224,000, or 7.5%, to $3.2 million, while interest expense increased $284,000 or 50.6% to $845,000 for the three months ended March 31, 2019.

Interest income on loans increased $191,000 or 6.8% to $3.0 million, due primarily to an increase in the average rate earned on the loan portfolio, which increased 16 basis points to 441 basis points for the three-month period ended March 31, 2019, while the rate average balance of the loan portfolio increased $7.4 million or 2.8% to $273.0 million. Interest income on mortgage-backed securities decreased $6,000 to $8,000 for the quarterly period just ended due to a lower volume of the assets. Interest income from interest-bearing deposits and other increased $36,000 or 27.3% to $168,000 for the quarter just ended primarily due to an increase in the average balance of those assets which increased $2.6 million or 14.4% to $20.8 million for the recently-ended quarterly period.

Interest expense on deposits increased $142,000 or 38.9% to $507,000 for the three months ended March 31, 2019, while interest expense on borrowings increased $142,000 or 72.4% to $338,000 for the same period. The increase in interest expense on deposits was attributed to an increase in the average rate paid on deposits, which increased 33 basis points to 106 basis points for the recently ended quarter. The Company’s deposits have increased overall, and its new and existing customers appear to have moved somewhat from savings and demand deposit accounts to certificates of deposit in response to the rising interest rate environment. Certificates of deposit usually bear a higher interest rate than demand deposits. The increase in interest expense on borrowings was attributed primarily to higher interest rates paid on those funds. The average rate paid on borrowings increased 110 basis points to 248 basis points for the most recent period. The average balance of borrowings outstanding increased $7.6 million or 16.3% to $54.6 million for the recently ended three-month period. Net interest spread decreased from 3.38% for the prior year quarterly period to 3.18% for the quarter ended March 31, 2019.

Provision for Losses on Loans

The Company recorded no provision for losses on loans during the three months ended March 31, 2019, compared to a provision of $104,000 for the three months ended March 31, 2018.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2019 and 2018 (continued)

Non-interest Income

Non-interest income increased $24,000 or 42.1% to $81,000 for the three months ended March 31, 2019, compared to the prior year quarter, primarily because of a decrease in valuation adjustments on REO. The Company recorded no valuation adjustment during the recently-ended quarterly period to write down other real estate owned compared to an $18,000 adjustment recorded in the prior year period.

Non-interest Expense

Non-interest expense decreased $4,000 or 0.2% and totaled $2.2 million for the three months ended March 31, 2019. The decrease was primarily due to decreases in auditing and accounting, advertising, and foreclosure and REO expenses, net. Those decreases in expense were partially offset by an increase in employee compensation and benefits.

Auditing and accounting expense decreased $58,000 or 85.3% to $10,000 for the quarterly period just ended as the Company incurred less expense than it had anticipated previously. Advertising decreased $15,000 or 26.8% to $41,000 for the three months ended March 31, 2019, as the Company focused its advertising. Foreclosure and REO expenses, net, decreased $14,000 or 43.8% to $18,000 for the recently ended quarter as fewer foreclosures were necessary during the period.

Employee compensation and benefits for the quarter ended March 31, 2019 increased $93,000 or 6.8% to $1.5 million, primarily due to higher required contributions to the Company’s DB plan. DB pension contributions increased $144,000 or 82.9% to $318,000 for the three-month period recently ended compared to the prior year period.

Federal Income Tax Expense

The Company recorded a federal income tax expense of $48,000 for the three months ended March 31, 2019, compared to federal income tax expense of $21,000 in the prior year period, an increase of $27,000 or 128.6%.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2019 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2018.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2019.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

January 1-31, 2019	--	$--	--	150,000
February 1-28, 2019	9,000	$7.45	9,000	141,000
March 1-31, 2019	15,000	$7.96	15,000	126,000

(1) On December 19, 2018, the Company announced that it had substantially completed its program initiated on January 16, 2014 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended March 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 10, 2019	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 10, 2019	By:	/s/ R. Clay Hulette
R. Clay Hulette Vice President and Chief Financial Officer