Form 10-K
period 2019-06-30
Kentucky First Federal Bancorp
filed 2019-09-30
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2019

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the common stock held by nonaffiliates was $28.6 million as of December 31, 2018.

Number of shares of common stock outstanding as of September 24, 2019: 8,370,715

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2019. (Part II)
2.	Portions of Proxy Statement for the 2019 Annual Meeting of Stockholders. (Part III)

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

At June 30, 2019, Kentucky First had total assets of $330.8 million, deposits of $195.8 million and stockholders’ equity of $66.3 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office located at 655 Main Street, Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2019, First Federal of Hazard had total assets of $86.2 million, net loans of $77.2 million, total mortgage-backed and other securities of $727,000, deposits of $48.2 million and total capital of $18.3 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2019, First Federal of Kentucky had total assets of $246.1 million, net loans of $203.7 million, total mortgage-backed and other securities of $1.1 million, deposits of $152.7 million and total capital of $44.2 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, per capita personal income in Perry County averaged $34,532 in 2016, compared to personal income of $38,926 in Kentucky and $49,246 in the United States. Total population in Perry County has declined approximately 1,560 or 5.5% over the last four years to approximately 27,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of education and health services (26.0%), the trade, transportation and utilities industry (20.3%), professional and business services (7.8%), and financial activities (2.8%). During the last five years, the unemployment rate has been higher than most regions, and in June 2019, was 5.1%, compared to 4.0% in Kentucky and 3.7% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 50,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is government, which employs about 36.3% of the workforce followed by the education and health services sector (9.9%), followed by the trade, transportation and utilities sector (9.7%), professional and business services (9.4%), leisure and hospitality industries (8.6%), and manufacturing (8.4%.). The unemployment rate was 4.4% for June 2019 after having experienced an unemployment rate which had ranged from 4.5% to 9.0% in prior years. The per capita income in Franklin County for 2016 averaged $39,631.

Boyle County has a population of approximately 30,000. The education and health services sector, which employs about 21.7% of the work force, is the largest employer, while the trade, transportation and utilities sector and manufacturing sector are the next largest employers with approximately 18.6% and 13.3% of the workforce, respectively. Centre College is one of the larger employers in the community. The unemployment rate was 4.1% in June 2019, while the per capita income in Boyle County for 2016 (the most recent period for which information is available) averaged $34,967.

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

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2019, residential mortgage loans totaled $235.8 million, or 83.5%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of First Federal of Kentucky’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2019, the Company’s loan portfolio included $159.5 million in adjustable-rate residential mortgage loans, or 67.7%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. At June 30, 2019, construction loans totaled $3.8 million, or 1.3%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2019, multi-family loans totaled $15.9 million, or 5.7%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, and properties used for other purposes. At June 30, 2019, nonresidential totaled $30.4 million, or 10.8% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2019, commercial non-mortgage loans totaled $2.1 million, or 0.7%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2019, our consumer loan balance totaled $10.2 million, or 3.6%, of our total loan portfolio. Of the consumer loan balance at June 30, 2019, $8.2 million were home equity loans, $1.4 million were loans secured by savings deposits and $600,000 were automobile or unsecured loans. Our home equity loans are made at First Federal of Kentucky and are made on the security of residential real estate and have terms of up to 15 years. Most of First Federal of Kentucky’s home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage. First Federal of Kentucky does offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. First Federal of Kentucky’s home equity loans require the monthly payment of 1.0% to 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. First Federal of Kentucky’s home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2019, the total outstanding home equity loans amounted to 2.9% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2019, loans on savings accounts totaled 0.4% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2019, totaled 0.3% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2019, $9.4 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

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

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2019, the regulatory limit on loans to one borrower was $4.6 million for First Federal of Hazard and $2.8 million for First Federal of Kentucky. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2019, no commitment losses were reflected in a separate liability.

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

At June 30, 2019, our investment portfolio consisted of a single U.S. Treasury note, a single agency bond and mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $2.5 million at June 30, 2019. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2019, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $2.3 million and $7.4 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2019 First Federal of Hazard had a deposit market share of 8.3% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) 1st Trust Bank, Inc., and Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) had Perry County deposit market shares of 37.2%, 29.9% and 22.6%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2019, First Federal of Kentucky had deposit market share of 8.1%, 8.5% and 20.1% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Wesbanco Bank, Inc. at a 26.0% market share in the three-county area, Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 23.6% and Community Trust Bancorp, Inc., (Community Trust Bank) at 10.9%. Wesbanco Bank, Inc., Boyle Bancorp, Inc., and Whitaker Bank Corporation had assets at June 30, 2019, of $12.5 billion, $552.0 million and $102.0 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($1.3 billion in assets) and the Kentucky Employees Credit Union ($79.8 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2019, we had 61 full-time employees and three part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

In its 2019 session, the Kentucky General Assembly passed legislation making changes to the Commonwealth of Kentucky tax law which resulted in the Company recognizing an income tax benefit of approximately $63,000 for the fiscal year ended June 30, 2019.

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

Capital Requirements. In July 2013, the Federal Reserve Board and the OCC approved a new rule that implemented the Basel III regulatory capital reforms. The capital regulations now require federal savings banks to meet four minimum capital standards: a 4.0% Tier 1 leverage ratio; a 4.5% common equity Tier 1 ratio; a 6.0% Tier 1 capital ratio; and an 8% Total capital ratio. In addition, the prompt corrective action standards discussed below also establish, in effect, a minimum 2% tangible capital standard. The rules eliminated the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued before May 19, 2010 are grandfathered for companies with consolidated assets of $15 billion or less. The rules also established a “capital conservation buffer” of 2.5% above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and would result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that could be utilized for such actions.

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

As of June 30, 2019, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. At June 30, 2019, First Federal of Hazard and First Federal of Kentucky each met the qualified thrift lender test.

Transactions with Related Parties. Federal law limits the authority of First Federal of Hazard and First Federal of Kentucky to lend to, and engage in certain other transactions with (collectively, “covered transactions”), “affiliates” (e.g., any company that controls or is under common control with an institution, including Kentucky First, First Federal MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings institution. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings institution’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the institution as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings institutions are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no savings institution may purchase the securities of any affiliate other than a subsidiary. Transactions between sister depository institutions that are 80% or more owned by the same holding company are exempt from the quantitative limits and collateral requirements.

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

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2019, of $2.0 million and $4.5 million, respectively.

Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $15.5 million and $115.2 million, plus 10% on the remainder. The first $15.5 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at the Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2019, the Banks met their reserve requirements.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive receipt of our dividends from Kentucky First. The Dodd-Frank Act addresses the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form. Beginning with the dividend paid in September 2012, First Federal MHC has annually sought member approval to obtain a waiver from the Federal Reserve Board to waive the MHC’s dividends from the Company. This effort has been successful each year, including an approval in 2019, which will cover quarterly dividends of $0.10 per common share through May 2020. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Federal and State Taxation

General. We report our income on a fiscal year basis using the cash method of accounting. See Note H-Federal Income Taxes in the Notes to Consolidated Financial Statements for a description of the change in accounting method available through the Tax Cuts and Jobs Act.

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2015 and later. The corporate federal income tax rate reduction was effective January 1, 2018. Since the Company has a fiscal year end of June 30th, the reduced federal corporate income tax rate for fiscal year 2018 was the result of the application of a blended federal statutory tax rate of 27.6%, which was based on the applicable tax rates before and after the Tax Act and corresponding number of days in the fiscal year before and after enactment. The federal statutory tax rate was 21% for the fiscal year ended June 30, 2019.

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

First Federal of Hazard and First Federal of Kentucky are exempt from both the Kentucky corporation income tax and corporation license tax. However, both institutions are instead subject to the Savings and loan tax, an annual tax imposed on federally or state chartered savings and loan associations, savings banks and other similar institutions operating in Kentucky. The tax is 0.1% of taxable capital stock held as of January 1 each year. Taxable capital stock includes an institution’s undivided profits, surplus and general reserves plus savings accounts and paid-up stock less deductible items. Deductible items include certain exempt federal obligations and Kentucky municipal bonds. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital.

On March 26, 2019, HB 354 was enacted which sunsets the Savings and loan tax after 2021 and subjects financial institutions to the corporate income tax beginning January 1, 2021. Effective January 1, 2021, the Savings and loan tax will no longer apply to financial institutions.

Item 1A. Risk Factors.

Rising interest rates may hurt our profits and asset values.

In response to improving economic conditions, the Federal Reserve Board’s Open Market Committee has slowly increased its federal funds rate target from a range of 0.00% - 0.25% that was in effect for several years to the current target range of 2.25% - 2.50% that was in effect at June 30, 2019.

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

Approximately 95.7% of our loan portfolio at June 30, 2019 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2019, our return on average equity was 1.2%. We may manage excess capital through a stock repurchase program when cash availability and market prices make such purchases appropriate. Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained. Consequently, you should not expect a competitive return on average equity in the near future. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

We may be subject to more stringent capital requirements.

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to First Federal of Hazard, First Federal of Kentucky and Kentucky First. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for First Federal of Hazard, First Federal of Kentucky and Kentucky First on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2019, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts to be considered “well capitalized” and we believe they also meet the fully-phased in minimum capital requirements, including the related capital conservation buffers, as required by the Basel III capital rules.

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

We will continue to recognize employee compensation and benefit expenses for employees and executives under our benefit plans. With regard to the employee stock ownership plan, applicable accounting practices require that the expense be based on the fair market value of the shares of common stock at specific points in the future, therefore we will recognize expenses for our employee stock ownership plan when shares are committed to be released to participants’ accounts. In addition, employees of both subsidiary Banks participate in a defined-benefit plan through Pentegra. Costs associated with the defined-benefit plans could increase or legislation could be enacted that would increase the Banks’ obligations under the plan or change the methods the Banks use in accounting for the plans. Those changes could adversely affect personnel expense and the Company’s balance sheet. The Company froze the defined benefit plan in April 2019 after which time active employees will no longer accrue additional benefits in the plan and no new employees will be enrolled in the plan.

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

First Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the third quarter of 2020. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

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

We expect that the implementation of a new accounting standard could require us to increase our allowance for loan losses and may have a material adverse effect on our financial condition and results of operations.

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Kentucky First, First Federal of Hazard and First Federal of Kentucky for our fiscal year beginning July 1, 2020. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect could require us to increase our allowance for loan losses, and will likely greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

Changes to LIBOR may adversely impact the interest rate paid on some of our loans and other financial instruments.

On July 27, 2017, the U.K. Financial Conduct Authority, which regulates London Interbank Offered Rates (“LIBOR”), announced that it will no longer persuade or compel banks to submit rates for the calculation of LIBOR to the LIBOR administrator after 2021. The announcement also indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021. Consequently, at this time, it is not possible to predict whether and to what extent banks will continue to provide LIBOR submissions to the LIBOR administrator or whether any additional reforms to LIBOR may be enacted in the United Kingdom or elsewhere. Similarly, it is not possible to predict whether LIBOR will continue to be viewed as an acceptable benchmark for certain securities, loans, and liabilities, what rate or rates may become accepted alternatives to LIBOR or the effect of any such changes in views or alternatives on the value of securities whose interest rates are tied to LIBOR.

Uncertainty as to the nature of such potential changes, alternative reference rates, the elimination or replacement of LIBOR, or other reforms may adversely affect the value of, and performance of, our securities, loans, and liabilities, including the interest we earn or pay on those financial instruments.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2019.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2019	Approximate Square Footage
	(Dollars in thousands)

First Federal of Hazard Main Office:
655 Main Street Hazard, Kentucky 41701	2016	Owned	$738	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	939	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	856	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	481	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	466	8,700

120 Skywatch Drive
Danville, Kentucky 40422	2012	Owned	739	2,300

208 Lexington Street
Lancaster, Kentucky 40444	2012	Owned	484	4,300

The net book value of our investment in premises and equipment was $5.0 million at June 30, 2019. See Note E of Notes to Consolidated Financial Statements.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2019 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)	Not applicable.

(c)	The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2019.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2019
Beginning date: April 1
Ending date: April 30	--	--	--	126,000

May 2019
Beginning date: May 1
Ending date: May 31	11,800	$7.86	11,800	114,200

June 2019
Beginning date: June 1
Ending date: June 30	18,000	$7,65	18,000	96,200

Total	29,800	$7.74	29,800	96,200

(1)	On December 19, 2018, the Company announced a program (its eighth) to repurchase up to 150,000 shares of its Common Stock.

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

None.

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

(b)	Internal Control Over Financial Reporting

Parent Company of First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2019, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2019, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Directors

The information contained under the section captioned “Item I ─ Election of Directors” in the Company’s definitive proxy statement for the Company’s 2019 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11.  Executive Compensation.

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2019.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	--	--	--
Equity compensation plans not approved by security holders	--	--	--
Total	--	--	--

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2019 and 2018

Consolidated Statements of Income for the Years Ended June 30, 2019 and 2018

Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2019 and 2018

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2019 and 2018

Consolidated Statements of Cash Flows for the Years Ended June 30, 2019 and 2018

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No.1 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
10.1[4]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[4]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.3[4]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[4]	Employment Agreement between First Federal Savings Bank of Kentucky and R. Clay Hulette, as amended†
10.5[4]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[4]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[4]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[4]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.9[5]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.10[6]	Form of Restricted Stock Award Agreement†
10.11[6]	Form of Incentive Stock Option Award Agreement†
10.12[6]	Form of Non-Statutory Option Award Agreement†
10.13[7]	Employment Agreement by and between Kentucky First Federal Bancorp and William H. Johnson†
10.14[7]	Employment Agreement by and between First Federal Savings Bank of Kentucky and William H. Johnson†
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2019
21	Subsidiaries
23.1	Consent of BKD, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(5)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(6)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).
(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 30, 2019	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 30, 2019
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 30, 2019
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 30, 2019
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 30, 2019
Stephen G. Barker
Director

/s/ C. Michael Davenport.	September 30, 2019
C. Michael Davenport
Director

/s/ Walter G. Ecton, Jr.	September 30, 2019
Walter G. Ecton, Jr.
Director

/s/ William D. Gorman, Jr.	September 30, 2019
William D. Gorman, Jr.
Director

/s/ David R. Harrod	September 30, 2019
David R. Harrod
Director

/s/ William H. Johnson	September 30, 2019
William H. Johnson
Director