Form 10-Q
period 2019-09-30
Kentucky First Federal Bancorp
filed 2019-11-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2019, the latest practicable date, the Corporation had 8,294,515 shares of $.01 par value common stock outstanding.

PART I

ITEM 1: Financial Information

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	June 30,
	2019	2019
ASSETS

Cash and due from financial institutions	$1,555	$1,870
Interest-bearing demand deposits	10,600	7,991
Cash and cash equivalents	12,155	9,861

Time deposits in other financial institutions	3,465	6,962
Securities available-for-sale	1,046	1,045
Securities held-to-maturity, at amortized cost- approximate fair value of $686 and $775 at September 30, and June 30, 2019, respectively	680	775
Loans held for sale	441	--
Loans, net of allowance of $1,450 and $1,456 at September 30, and June 30, 2019, respectively	279,633	280,969
Real estate owned, net	965	710
Premises and equipment, net	5,007	5,028
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	743	758
Bank-owned life insurance	2,538	2,518
Goodwill	14,507	14,507
Prepaid federal income taxes	203	266
Prepaid expenses and other assets	894	890

Total assets	$328,759	$330,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$196,079	$195,836
Federal Home Loan Bank advances	64,373	66,703
Advances by borrowers for taxes and insurance	1,050	763
Accrued interest payable	29	28
Deferred federal income taxes	701	701
Other liabilities	487	462
Total liabilities	262,719	264,493

Commitments and contingencies	--	--

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	--	--
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,022	35,056
Retained earnings	33,767	33,867
Unearned employee stock ownership plan (ESOP), 42,938 shares and 47,607 shares at, September 30, and June 30, 2019, respectively	(429)	(476)
Treasury shares at cost, 286,549 and 266,549 common shares at September 30, and June 30, 2019, respectively	(2,410)	(2,259)
Accumulated other comprehensive income	4	4
Total shareholders’ equity	66,040	66,278

Total liabilities and shareholders’ equity	$328,759	$330,771

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2019	2018
Interest income
Loans, including fees	$3,172	$2,888
Mortgage-backed securities	6	8
Other securities	6	1
Interest-bearing deposits and other	144	149
Total interest income	3,328	3,046

Interest expense
Interest-bearing demand deposits	5	6
Savings	52	54
Certificates of Deposit	531	382
Deposits	588	442
Borrowings	359	258
Total interest expense	947	700
Net interest income	2,381	2,346
Provision for loan losses	59	11
Net interest income after provision for loan losses	2,322	2,335

Non-interest income
Earnings on bank-owned life insurance	19	19
Net gain on sales of loans	6	14
Net gain on sales of real estate owned	--	5
Valuation adjustment for real estate owned	--	(18)
Other	49	49
Total non-interest income	74	69
Non-interest expense
Employee compensation and benefits	1,360	1,454
Occupancy and equipment	143	170
Voice and data communications	61	65
Advertising	48	67
Outside service fees	51	38
Data processing	105	105
Auditing and accounting	47	34
Franchise and other taxes	65	63
Foreclosure and real estate owned expenses (net)	34	23
Other	188	205
Total non-interest expense	2,102	2,224

Income before income taxes	294	180

Federal income tax expense	60	42

NET INCOME	$234	$138

EARNINGS PER SHARE
Basic and diluted	$0.03	$0.02

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2019	2018

Net income	$234	$138

Other comprehensive losses, net of tax:
Unrealized holding losses on securities designated as available-for-sale, net of taxes of $0, and $0 during the respective periods	--	(1)
Comprehensive income	$234	$137

See accompanying notes to condensed consolidated financial statements.

KENTUCKY FIRST FEDERAL BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

September 30, 2019

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2019	$86	$35,056	$33,867	$(476)	$(2,259)	$4	$66,278

Net income	--	--	234	--	--	--	234
Allocation of ESOP shares	--	(34)	--	47	--	--	13
Acquisition of shares for Treasury	--	--	--	--	(151)	--	(151)
Other comprehensive income	--	--	--	--	--	--	--
Cash dividends of $0.10 per common share	--	--	(334)	--	--	--	(334)

Balance at September 30, 2019	$86	$35,022	$33,767	$(429)	$(2,410)	$4	$66,040

September 30, 2018

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2018	$86	$35,085	$34,050	$(663)	$(1,355)	$--	$67,203

Net income	--	--	138	--	--	--	138
Allocation of ESOP shares	--	--	--	47	--	--	47
Acquisition of shares for treasury	--	--	--	--	(89)	--	(89)
Change in accounting method	--	--	441	--	--	--	441
Other comprehensive income	--	--	--	--	--	(1)	(1)
Cash dividends of $0.10 per common share	--	--	(365)	--	--	--	(365)

Balance at September 30, 2018	$86	$35,085	$34,264	$(616)	$(1,444)	$(1)	$67,374

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2019	2018

Cash flows from operating activities:
Net income	$234	$138
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	74	77
Accretion of purchased loan credit discount	(28)	(21)
Amortization of purchased loan premium	3	3
Amortization of deferred loan origination costs (fees)	23	15
Amortization of premiums on investment securities	--	2
Net gain on sale of loans	(6)	(14)
Net gain on sale of real estate owned	--	(5)
Valuation adjustments of real estate owned	--	18
ESOP compensation expense	13	47
Earnings on bank-owned life insurance	(19)	(19)
Provision for loan losses	59	11
Origination of loans held for sale	(586)	(476)
Proceeds from loans held for sale	151	380
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	15	(15)
Prepaid expenses and other assets	(4)	61
Accrued interest payable	1	2
Other liabilities	25	182
Federal income taxes	63	32
Net cash provided by operating activities	18	418

Cash flows from investing activities:
Purchase of available-for-sale securities	--	(501)
Purchase of time deposits in other financial institutions	--	(494)
Maturities of time deposits in other financial institutions	3,497	1,234
Securities maturities, prepayments and calls:
Held to maturity	92	98
Available for sale	1	2
Loans originated for investment, net of principal collected	984	1,385
Proceeds from sale of real estate owned	44	--
Additions to real estate owned	(4)	(62)
Additions to premises and equipment, net	(53)	(34)
Net cash provided by (used in) investing activities	4,561	1,628

Cash flows from financing activities:
Net increase in deposits	243	1,157
Payments by borrowers for taxes and insurance, net	287	277
Proceeds from Federal Home Loan Bank advances	4,000	8,500
Repayments on Federal Home Loan Bank advances	(6,330)	(11,538)
Treasury stock purchased	(151)	(89)
Dividends paid on common stock	(334)	(365)
Net cash used in financing activities	(2,285)	(2,058)

Net increase (decrease) in cash and cash equivalents	2,294	(12)

Beginning cash and cash equivalents	9,861	9,943

Ending cash and cash equivalents	$12,155	$9,931

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$--	$--

Interest on deposits and borrowings	$946	$698

Transfers of loans to real estate owned, net	$295	$116

Loans made on sale of real estate owned	$--	$80

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2019

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2019, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2019 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

1. Basis of Presentation (continued)

New Accounting Standards

FASB ASC 326 - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The Company will now use forward-looking information to enhance its credit loss estimates. The amendment requires enhanced disclosures to aid investors and other users of financial statements to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of our portfolio. The largest impact to the Company will be on its allowance for loan and lease losses, although the ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2019. However, the FASB has delayed the implementation of the ASU for smaller reporting companies until years beginning after December 15, 2022, or in the Company’s case the fiscal year beginning July 1, 2023.  ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. We have formed a functional committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. However, the Company does expect ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

FASB ASC 842 – In March 2017, the FASB issued ASU No. 2016-02, Leases (Topic 842). This guidance changes lease accounting by introducing the core principle that a lessee should recognize the assets and liabilities that arise from operating leases under the premise that all leases create an asset and a liability for the lessee in accordance with FASB Concepts Statement No. 6, Elements of Financial Statements. The Company adopted this ASU effective July 1, 2019, with no recordation of right-to-use lease assets or operating lease liabilities, because the level of operating leases was determined to be immaterial.

FASB ASC 350 – In January 2017, the FASB issued ASU No. 2017-04, Intangibles-Goodwill and Other (Topic 350) Simplifying the Test for Goodwill Impairment. This guidance modifies the concept of impairment from the condition that exists when the carrying amount of goodwill exceeds its implied fair value to the condition that exists when the carrying amount of a reporting unit exceeds its fair value. For public business entities, the amendments in this update are effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2019, or July 1, 2020, with respect to the Company.

FASB ASC 820 – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This guidance reduces the level of detail surrounding the processes used by the Company in determining the fair value of some of its assets. For public business entities, the amendments in this update are effective for fiscal years, and the interim periods within those fiscal years, beginning after December 15, 2019, or July 1, 2020, with respect to the Company.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2019	2018
Net income allocated to common shareholders, basic and diluted	$234,000	$138,000

EARNINGS PER SHARE
Basic and diluted	$0.03	$0.02

Weighted average common shares outstanding, basic and diluted	8,277,502	8,376,928

There were no stock option shares outstanding for the three-month periods ended September 30, 2019 and 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2019 and June 30, 2019, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2019
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
U.S. Treasury securities	$499	$--	$--	$499
Agency bonds	501	4	--	505
Agency mortgage-backed: residential	42	--	--	42
	$1,042	$4	$--	$1,046

Held-to-maturity Securities
Agency mortgage-backed: residential	$680	$13	$7	$686

	June 30, 2019
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
U.S. Treasury securities	$496	$1	$--	$497
Agency bonds	501	4		505
Agency mortgage-backed: residential	43	--	--	43
	$1,040	$5	$--	$1,045

Held-to-maturity Securities
Agency mortgage-backed: residential	$775	$14	$14	$775

At September 30, 2019, the Company’s debt securities consisted of a single U.S. Treasury note, a single agency bond, and mortgage-backed securities, which do not have a single maturity date.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

3. Investment Securities (continued)

The amortized cost and estimated fair value of securities as of September 30, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities without a single maturity, primarily mortgage-backed securities, are not shown.

(in thousands)	Amortized Cost	Fair Value
Available for sale:
Within one year	$997	$1,002

Our pledged assets (including overnight and time deposits in other financial institutions) totaled $2.0 million and $2.1 million at September 30, and June 30, 2019, respectively.

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

4. Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2019	2019

Residential real estate
One- to four-family	$215,384	$216,066
Multi-family	15,545	15,928
Construction	3,927	3,757
Land	1,099	852
Farm	3,135	3,157
Nonresidential real estate	30,513	30,419
Commercial nonmortgage	1,942	2,075
Consumer and other:
Loans on deposits	1,259	1,415
Home equity	7,644	8,214
Automobile	95	91
Unsecured	539	451
	281,083	282,425
Allowance for loan losses	(1,450)	(1,456)
	$279,633	$280,969

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$685	$66	$65	$--	$686
Multi-family	200	(7)	--	--	193
Construction	6	--	--	--	6
Land	1	--	--	--	1
Farm	6	--	--	--	6
Nonresidential real estate	336	3	--	--	339
Commercial nonmortgage	5	--	--	--	5
Consumer and other:
Loans on deposits	3	(1)	--	--	2
Home equity	14	(2)	--	--	12
Automobile	--	--	--	--	--
Unsecured	--	--	--	--	--
Unallocated	200	--	--	--	200
Totals	$1,456	$59	$65	$--	$1,450

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2018:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$795	$22	$(59)	$23	$781
Multi-family	225	7	--	--	232
Construction	8	(4)	--	--	4
Land	1	--	--	--	1
Farm	6	--	--	--	6
Nonresidential real estate	321	2	--	--	323
Commercial nonmortgage	3	1	--	--	4
Consumer and other:
Loans on deposits	3	--	--	--	3
Home equity	13	3	--	--	16
Automobile	--	--	--	--	--
Unsecured	1	(20)	--	20	1
Unallocated	200	--	--	--	200
Totals	$1,576	$11	$(59)	$43	$1,571

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2019. The recorded investment in loans excludes accrued interest receivable due to immateriality.

September 30, 2019:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,553	$902	$4,455	$--	$--	$--
Multi-family	681	--	681	--	--	--
Farm	310	--	310	--	--	--
Nonresidential real estate	727	--	727	--	--	--
	5,271	902	6,173	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$210,929	$686	$--	$686
Multi-family			14,864	193	--	193
Construction			3,927	6	--	6
Land			1,099	1	--	1
Farm			2,825	6	--	6
Nonresidential real estate			29,786	339	--	339
Commercial nonmortgage			1,942	5	--	5
Consumer:
Loans on deposits			1,259	2	--	2
Home equity			7,644	12	--	12
Automobile			95	--	--	--
Unsecured			539	--	--	--
Unallocated			--	--	200	200
			274,910	1,250	200	1,450
			$281,083	$1,250	$200	$1,450

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2019.

June 30, 2019:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,837	$949	$4,786	$--	$--	$--
Multi-family	685	--	685
Farm	309	--	309
Nonresidential real estate	683	--	683	--	--	--
	5,514	949	6,463	--	--	--

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$210,595	$685	$--	$685
Multi-family			15,928	200	--	200
Construction			3,757	6	--	6
Land			852	1	--	1
Farm			2,848	6	--	6
Nonresidential real estate			29,736	336	--	336
Commercial nonmortgage			2,075	5	--	5
Consumer:
Loans on deposits			1,415	3	--	3
Home equity			8,214	14	--	14
Automobile			91	--	--	--
Unsecured			451	--	--	--
Unallocated			--	--	200	200
			275,962	1,256	200	1,456
			$282,425	$1,256	$200	$1,456

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended September 30:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2019			2018
With no related allowance recorded:
One- to four-family	$3,694	$34	$34	$3,605	$16	$16
Multi-family	683	11	11	--	--	--
Farm	310	--	--	310	--	--
Nonresidential real estate	705	7	7	411	--	--
Purchased credit-impaired loans	926	18	18	1,055	8	8
	6,318	70	70	5,380	24	24
With an allowance recorded:
One- to four-family	--	--	--	--	--	--
	$6,318	$70	$70	$5,380	$24	$24

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2019 and June 30, 2019:

	September 30, 2019		June 30, 2019
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Residential real estate:
One- to four-family residential real estate	$4,145	$1,607	$4,545	$1,747
Multifamily	681	--	685	--
Farm	310	--	309	--
Nonresidential real estate and land	727	--	683	49
Commercial and industrial	1	--	1	--
Consumer	5	8	9	--
	$5,869	$1,615	$6,232	$1,796

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

At September 30, 2019 and June 30, 2019, the Company had $1.5 million and $1.6 million of loans classified as TDRs, respectively. Of the TDRs at September 30, 2019, approximately 27.0% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the three months ended September 30, 2019, the Company had one loan restructured as a TDR. A borrower refinanced a piece of one- to four-family, non-owner occupied, residential property to bring to current amounts owed on other loans with the Bank. Because the borrower’s financial condition had deteriorated, it was unlikely that the borrower could have secured financing elsewhere. The restructured loan is collateralized and cross-collateralized by real estate.

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

The Company had no allocated specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of September 30, 2019 or at June 30, 2019. The Company had no commitments to lend on loans classified as TDRs at September 30, 2019 or June 30, 2019.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications that occurred during the three months ended September 30, 2019 and 2018, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended September 30, 2019
Residential real estate:
Terms extended and additional funds advanced	$120	$--	$120

Three months ended September 30, 2018
Residential real estate:
Terms extended	$249	$--	$249

No TDRs defaulted during the three-month periods ended September 30, 2019 or 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2019, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$2,648	$2,720	$5,368	$210,016	$215,384
Multi-family	--	248	248	15,297	15,545
Construction	--	--	--	3,927	3,927
Land	740	--	740	359	1,099
Farm	189	310	499	2,637	3,135
Nonresidential real estate	434	306	740	29,772	30,513
Commercial non-mortgage	--	--	--	1,942	1,942
Consumer and other:
Loans on deposits	--	--	--	1,259	1,259
Home equity	44	--	44	7,600	7,644
Automobile	--	8	8	87	95
Unsecured	2	--	2	537	539
Total	$4,057	$3,592	$7,649	$273,434	$281,083

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2019, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,201	$3,479	$7,500	$208,566	$216,066
Multi-family	--	248	248	15,680	15,928
Construction	753	--	753	3,004	3,757
Land	--	--	--	852	852
Farm	2	--	2	3,155	3,157
Nonresidential real estate	362	49	411	30,008	30,419
Commercial nonmortgage	--	--	--	2,075	2,075
Consumer:
Loans on deposits	--	--	--	1,415	1,415
Home equity	38	--	38	8,176	8,214
Automobile	8	--	8	83	91
Unsecured	--	--	--	451	451
Total	$5,184	$3,776	$8,960	$273,465	$282,425

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. See the aging of past due loan table above. As of September 30, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful

Residential real estate:
One- to four-family	$206,428	$833	$8,123	$--
Multi-family	14,864	--	681	--
Construction	3,927	--	--	--
Land	1,099	--	--	--
Farm	2,826	--	310	--
Nonresidential real estate	29,043	742	727	--
Commercial nonmortgage	1,574	--	369	--
Consumer:
Loans on deposits	1,259	--	--	--
Home equity	7,417	207	20	--
Automobile	87	--	8	--
Unsecured	534	--	5	--
	$269,058	$1,782	$10,243	$--

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

4. Loans receivable (continued)

At June 30, 2019, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful

Residential real estate:
One- to four-family	$206,489	$894	$8,683	$--
Multi-family	15,243	--	685	--
Construction	3,757	--	--	--
Land	852	--	--	--
Farm	2,848	--	309	--
Nonresidential real estate	28,990	746	683	--
Commercial nonmortgage	1,584	--	491	--
Consumer:
Loans on deposits	1,415	--	--	--
Home equity	8,053	137	24	--
Automobile	91	--	--	--
Unsecured	446	--	5	--
	$269,768	$1,777	$10,880	$--

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $351,000 and $351,000 at September 30, 2019 and June 30, 2019, respectively, is as follows:

(in thousands)	September 30, 2019	June 30, 2019
One- to four-family residential real estate	$902	$949

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Three months ended September 30, 2019	Twelve months ended June 30, 2019

Balance at beginning of period	$544	$634
Accretion of income	(28)	(90)
Disposals, net of recoveries	--	--
Balance at end of period	$516	$544

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2019, nor for the three-month period ended September 30, 2019. Neither were any allowance for loan losses reversed during those periods.

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

September 30, 2019

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2019
U.S. Treasury notes	$499	$--	$499	$--
Agency bonds	505	--	505	--
Agency mortgage-backed: residential	42	--	42	--
	$1,046	$--	$1,046	$--

June 30, 2019
U.S. Treasury notes	$497	$--	$497	$--
Agency bonds	505	--	505	--
Agency mortgage-backed: residential	43	--	43	--
	$1,045	$--	$1,045	$--

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2019
Loans
One- to four-family	$9	$--	$--	$9

June 30, 2019
Loans
One- to four-family	$593	$--	$--	$593

Other real estate owned, net
One- to four-family	$117	$--	$--	$117

There was one impaired loan, which was measured using the fair value of the collateral for collateral-dependent loans, at September 30, 2019, and seven impaired loans at June 30, 2019. There was a charge off of $8,000 made for the three-month period ended September 30, 2019 and a $10,000 charge off for the three-month period ended September 30, 2018.

There was no other real estate owned written down during the three months ended September 30, 2019. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $117,000 at June 30, 2019. Other real estate owned was written down $18,000 during the three months ended September 30, 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2019 and June 30, 2019:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
September 30, 2019	(in thousands)	Technique(s)	Input(s)	Average)
Loans:
One- to four-family	$9	Sales comparison approach	Adjustments for differences between comparable sales	-82.2% to 151.3% (20.5%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2019	(in thousands)	Technique(s)	Input(s)	Average)
Loans:
One- to four-family	$593	Sales comparison approach	Adjustment for differences between comparable sales	25.3% to -50.6% (-0.6%)

Foreclosed and repossessed assets:
One- to four-family	$117	Sales comparison approach	Adjustments for differences between comparable sales	8.6% to 31.0% (29.0%)

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

September 30, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2019 and June 30, 2019 are as follows:

		Fair Value Measurements at
		September 30, 2019 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$12,155	$12,155			$12,155
Time deposits in other financial institutions	3,465	3,475			3,475
Available-for-sale securities	1,046		$1,046		1,046
Held-to-maturity securities	680		686		686
Loans receivable - net	279,633			283,880	283,880
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	743		743		743

Financial liabilities
Deposits	$196,079	$68,437	$127,649		196,086
Federal Home Loan Bank advances	64,373		64,505		64,505
Advances by borrowers for taxes and insurance	1,050		1,050		1,050
Accrued interest payable	29		29		29

		Fair Value Measurements at
		June 30, 2019 Using
(in thousands)	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,861	$9,861			$9,861
Term deposits in other financial institutions	6,962	6,963			6,963
Available-for-sale securities	1,045		$1,045		1,045
Held-to-maturity securities	775		775		775
Loans receivable – net	280,969			$285,700	285,700
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	758		758		758

Financial liabilities
Deposits	$195,836	$69,944	$123,920		$193,864
Federal Home Loan Bank advances	66,703		66,719		66,719
Advances by borrowers for taxes and insurance	763		763		763
Accrued interest payable	28		28		28

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2019

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Three months ended September 30, 2019

Beginning balance	$4
Current year change	--
Ending balance	$4

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2019	2018

Unrealized holding losses on available-for-sale securities	$--	$(1)
Tax effect	--	--
Net-of-tax amount	$--	$(1)

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended September 30, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2019			2018
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$281,646	$3,172	4.50%	$270,305	$2,888	4.27%
Mortgage-backed securities	789	6	3.04	998	8	3.21
Other securities	1,002	6	2.40	93	1	4.30
Other interest-earning assets	21,366	144	2.70	20,387	149	2.92
Total interest-earning assets	304,803	3,328	4.37	291,783	3,046	4.18

Less: Allowance for loan losses	(1,436)			(1,546)
Non-interest-earning assets	26,129			26,498
Total assets	$329,496			$316,735

Interest-bearing liabilities:
Demand deposits	$14,384	$5	0.14%	$15,211	$6	0.16%
Savings	51,157	52	0.41	56,296	54	0.38
Certificates of deposit	126,937	531	1.67	120,905	382	1.26
Total deposits	192,478	588	1.22	192,412	442	0.92
Borrowings	62,796	359	2.29	49,070	258	2.10
Total interest-bearing liabilities	255,274	947	1.48	241,482	700	1.16

Noninterest-bearing demand deposits	5,793			5,463
Noninterest-bearing liabilities	2,128			2,322
Total liabilities	263,195			249,267

Shareholders’ equity	66,301			67,468
Total liabilities and shareholders’ equity	$329,496			$316,735
Net interest spread		$2,381	2.89%		$2,346	3.02%
Net interest margin			3.13%			3.22%
Average interest-earning assets to average interest-bearing liabilities			119.40%			120.83%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to September 30, 2019

Assets: At September 30, 2019, the Company’s assets totaled $328.8 million, a decrease of $2.0 million, or 0.6%, from total assets at June 30, 2019. This decrease was attributed primarily to decreases in loans, net, and time deposits in other financial institutions, but was partially offset by an increase in cash and cash equivalents and loans for sale.

Cash and cash equivalents: Cash and cash equivalents increased $2.3 million or 23.3% to $12.2 million at September 30, 2019.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $3.5 million or 50.2% to $3.5 million at September 30, 2019. As time deposits matured we reduced FHLB advances and increased cash and cash equivalents.

Investment securities: At September 30, 2019 our securities portfolio consisted of a single U.S. Treasury note, a single agency bond and mortgage-backed securities. Investment securities decreased $94,000 or 5.2% to $1.7 million at September 30, 2019.

Loans: Loans receivable, net, decreased by $1.3 million or 0.5% to $279.6 million at September 30, 2019. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At September 30, 2019, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $7.5 million, or 2.7% of total loans (including loans purchased in the acquisition), compared to $8.0 million or 2.8%, of total loans at June 30, 2019. The Company’s allowance for loan losses totaled $1.5 million and $1.5 million at September 30, 2019 and June 30, 2019, respectively. The allowance for loan losses at September 30, 2019, represented 19.4% of nonperforming loans and 0.5% of total loans (including loans purchased in the acquisition), while at June 30, 2019, the allowance represented 18.1% of nonperforming loans and 0.5% of total loans.

The Company had $11.2 million in assets classified as substandard for regulatory purposes at September 30, 2019, including loans ($10.2 million) and real estate owned (“REO”) ($965,000.) Classified loans as a percentage of total loans (including loans acquired) was 3.6% and 3.9% at September 30, 2019 and June 30, 2019, respectively. Of substandard loans, approximately 96.3% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to September 30, 2019 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2019	June 30, 2019

Substandard assets	$11,208	$11,590
Doubtful assets	--	--
Loss assets	--	--
Total classified assets	$11,208	$11,590

At September 30, 2019, the Company’s real estate acquired through foreclosure represented 8.6% of substandard assets compared to 6.1% at June 30, 2019. During the periods presented the Company made loans to facilitate the purchase of its other real estate owned by qualified buyers. During three months ended September 30, 2019, the Company sold no property and, therefore, made no loans to facilitate the purchases. During the year ended June 30, 2019, property with a carrying value of $193,000 was sold for $206,000 and made five loans totaling $214,000 to facilitate the purchases. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $135,000 and $136,000 at September 30, 2019 and June 30, 2019, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to September 30, 2019 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2019		June 30, 2019
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

One- to four-family	17	$965	7	$710
Building lot	1	--	1	--
Total REO	18	$965	8	$710

At September 30, 2019 and June 30, 2019, the Company had $1.8 million and $1.8 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012). This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities decreased $1.8 million, or 0.7% to $262.7 million at September 30, 2019, primarily as a result of a decrease in FHLB advances. FHLB advances decreased $2.3 million or 3.5% to $64.4 million at September 30, 2019, while deposits increased $243,000 or 0.1% to $196.1 million.

Shareholders’ Equity: At September 30, 2019, the Company’s shareholders’ equity totaled $66.0 million, a decrease of $238,000 or 0.4% from the June 30, 2019 total. The change in shareholders’ equity was primarily associated with common shares purchased by the Company to hold as treasury shares, and net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to September 30, 2019 (continued)

The Company paid dividends of $334,000 or 142.7% of net income for the three-month period just ended. On July 2, 2019, the members of First Federal MHC for the eighth time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2020. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for additional discussion regarding dividends.

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2019 and 2018

General

Net income totaled $234,000 or $0.03 diluted earnings per share for the three months ended September 30, 2019, an increase of $96,000 or 69.6% from net income of $138,000 for the same period in 2018.

Net Interest Income

Net interest income before provision for loan losses increased $35,000 or 1.5% to $2.4 million for the three-month period just ended. Interest income increased by $282,000, or 9.3%, to $3.3 million, while interest expense increased $247,000 or 35.3% to $947,000 for the three months ended September 30, 2019.

Interest income increased period-to-period due to increases in both the average volume of interest-earning assets and the average rate earned on those assets. Average interest-earning assets increased $13.0 million or 4.5% to $304.8 million for the quarter ended September 30, 2019, compared to the prior-year period, while the average rate earned on assets increased 19 basis points to 437 basis points. Interest income on loans increased $284,000 or 9.8% to $3.2 million, due primarily to an increase in the average rate earned on the loan portfolio, which increased 23 basis points to 451 basis points for the three-month period ended September 30, 2019, while the average balance of the loan portfolio also increased $11.3 million or 4.2% to $281.6 million. Interest income on mortgage-backed securities decreased $2,000 to $6,000 for the quarterly period just ended due primarily to lower average volume of the assets. Interest income from other securities increased $5,000 to $6,000 for the recently ended quarter due primarily to a higher average volume of other securities period to period. Interest income from interest-bearing deposits and other decreased $5,000 or 3.4% to $144,000 for the quarter just ended primarily due to a decrease in the average rate earned of those assets, which decreased 22 basis points to 270 basis points for the quarterly period just ended. The average balance of interest-bearing deposits and other increased $979,000 or 4.8% to $21.4 million for the recently ended quarterly period.

Interest expense was higher for both deposits and borrowings for the recently ended quarterly period compared to the year-ago period, because of both rate and volume changes. Interest expense on deposits increased $146,000 or 33.0% to $588,000 for the three months ended September 30, 2019. In addition to attracting new time deposits, some of the banks’ deposit customers opted for the higher rate associated with the time deposits rather than remain in traditional savings accounts. The average rate paid on deposits increased 30 basis points to 122 basis points for the quarter ended September 30, 2019. Interest expense on borrowings increased $101,000 or 39.1% to $359,000 for the just-ended period, primarily due to a higher volume of borrowings. The average outstanding balance of borrowings increased $13.7 million or 28.0% to $62.8 million for the quarter ended September 30, 2019. Net interest spread decreased from 3.02% for the prior year quarterly period to 2.89% for the quarter ended September 30, 2019.

Provision for Losses on Loans

The Company recorded a $59,000 provision for losses on loans during the three months ended September 30, 2019, compared to a provision of $11,000 for the three months ended September 30, 2018.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended September 30, 2019 and 2018 (continued)

Non-interest Income

Non-interest income increased $5,000 or 7.2% to $74,000 for the three months ended September 30, 2019, compared to the prior year quarter, primarily because of a decrease in valuation adjustments on REO. The Company recorded no valuation adjustment during the recently-ended quarterly period to write down other real estate owned compared to an $18,000 adjustment recorded in the prior year period.

Non-interest Expense

Non-interest expense decreased $122,000 or 5.5% and totaled $2.1 million for the three months ended September 30, 2019. The decrease was primarily due to decreases in employee compensation and benefits, occupancy and equipment, advertising and other non-interest expense. Those decreases in expense were partially offset by increases in outside service fees, auditing and accounting, and foreclosure and OREO expenses, net.

Employee compensation and benefits for the quarter ended September 30, 2019 decreased $94,000 or 6.5% to $1.4 million, primarily due to lower contributions to the Company’s Defined Benefit (“DB”) pension plan. DB pension contributions decreased $82,000 or 31.6% to $179,000 for the three-month period recently ended compared to the prior year period. Lower DB pension contributions are a result of the freeze placed on the plan effective April 1, 2019, which is currently estimated to lower DB costs by $279,000 for the fiscal year ending June 30, 2020 compared to the prior fiscal year. Also contributing to lower employee compensation and benefits expense was the Company’s reduction of full-time equivalent (“FTE”) personnel from period to period. The Company had 64 FTEs at September 30, 2019, compared to 68 FTEs at September 30, 2018. Occupancy and equipment expenses decreased $27,000 or 15.9% to $143,000 for the recently ended quarter, as reduced maintenance and repair costs were experienced for both buildings and equipment and depreciation expense declined period to period. Advertising decreased $19,000 or 28.4% to $48,000 for the three months ended September 30, 2019, as the Company concentrated its advertising focus. Other non-interest expenses decreased $17,000 or 8.3% to $188,000 for the recently ended quarter primarily due to decreased FDIC insurance premiums. FDIC insurance premiums decreased from $22,000 for the quarter ended September 30, 2018, to zero for the recently ended quarter, because the banks were able to utilize their Small Bank Assessment Credits (“SBAC”) during the period. Because the Banks did not pay surcharges at least once during the credit calculation period (3rd quarter 2016 through 3rd quarter 2018), the FDIC determined the Banks to be eligible for credits against their insurance premiums when the Deposit Insurance Fund (“DIF”) reserve ratio equals or exceeds 1.38%. The DIF reserve ratio as of June 30, 2019 was 1.40%. The FDIC automatically applies SBACs to offset regular deposit insurance assessments for assessment periods where the DIF reserve ratio is at or above 1.38%. Assessments for the recently ended quarter totaled $21,000. The Banks’ remaining credits as of September 30, 2019 totaled $52,000. The determination on whether credits can be applied in any assessment period can only be made after the FDIC determines the reserve ratio. This information becomes publicly available about one month before that quarter’s assessments are paid. Although management expects to be able to utilize the remaining credits going forward, use of the credits is dependent on the DIF exceeding the 1.38% level.

Auditing and accounting expense increased $13,000 or 38.2% to $47,000 for the quarterly period just ended. Outside service fees increased $13,000 or 34.2% to $51,000 for the three months ended September 30, 2019, as Company switches data communication carriers in order to secure cost savings in the future. Foreclosure and OREO expenses, net, increased $11,000 or 47.8% to $34,000 for the recently ended quarter as a number of properties were received in foreclosure during the period.

Federal Income Tax Expense

The Company recorded a federal income tax expense of $60,000 for the three months ended September 30, 2019, compared to federal income tax expense of $42,000 in the prior year period, an increase of $18,000 or 42.9%.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2019 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2019.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

July 1-31, 2019	--	$--	--	96,200
August 1-31, 2019	--	$--	--	96,200
September 1-30, 2019	20,000	$7.50	20,000	76,200

(1) On December 19, 2018, the Company announced that it had substantially completed its program initiated on January 16, 2014 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended September 30, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2019	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 14, 2019	By:	/s/ R. Clay Hulette
R. Clay Hulette Vice President and Chief Financial Officer