Form 10-Q
period 2019-12-31
Kentucky First Federal Bancorp
filed 2020-02-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 12, 2020, the latest practicable date, the Corporation had 8,288,015 shares of $.01 par value common stock outstanding.

i

PART I

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2019	2019
ASSETS

Cash and due from financial institutions	$1,499	$1,870
Interest-bearing demand deposits	10,385	7,991
Cash and cash equivalents	11,884	9,861

Time deposits in other financial institutions	2,970	6,962
Securities available-for-sale	545	1,045
Securities held-to-maturity, at amortized cost- approximate fair value of $659 and $775 at December 31, and June 30, 2019, respectively	652	775
Loans held for sale	251	–
Loans, net of allowance of $1,447 and $1,456 at December 31, and June 30, 2019, respectively	281,568	280,969
Real estate owned, net	766	710
Premises and equipment, net	5,036	5,028
Federal Home Loan Bank stock, at cost	6,482	6,482
Accrued interest receivable	690	758
Bank-owned life insurance	2,557	2,518
Goodwill	14,507	14,507
Prepaid federal income taxes	145	266
Prepaid expenses and other assets	723	890

Total assets	$328,776	$330,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$199,959	$195,836
Federal Home Loan Bank advances	61,615	66,703
Advances by borrowers for taxes and insurance	231	763
Accrued interest payable	30	28
Deferred federal income taxes	701	701
Other liabilities	431	462
Total liabilities	262,967	264,493

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	35,011	35,056
Retained earnings	33,663	33,867
Unearned employee stock ownership plan (ESOP), 38,269 shares and 47,607 shares at, December 31, and June 30, 2019, respectively	(383)	(476)
Treasury shares at cost, 308,049 and 266,549 common shares at December 31, and June 30, 2019, respectively	(2,571)	(2,259)
Accumulated other comprehensive income	3	4
Total shareholders’ equity	65,809	66,278

Total liabilities and shareholders’ equity	$328,776	$330,771

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2019	2018	2019	2018
Interest income
Loans, including fees	$6,297	$5,894	$3,125	$3,006
Mortgage-backed securities	11	16	5	8
Other securities	11	4	5	3
Interest-bearing deposits and other	272	310	128	161
Total interest income	6,591	6,224	3,263	3,178

Interest expense
Interest-bearing demand deposits	11	12	6	6
Savings	103	110	51	56
Certificates of Deposit	1,082	807	551	425
Deposits	1,196	929	608	487
Borrowings	673	568	314	310
Total interest expense	1,869	1,497	922	797
Net interest income	4,722	4,727	2,341	2,381
Provision for loan losses	64	11	5	–
Net interest income after provision for loan losses	4,658	4,716	2,336	2,381

Non-interest income
Earnings on bank-owned life insurance	38	37	19	18
Net gain on sales of loans	40	20	34	6
Net gain on sales of real estate owned	7	12	7	7
Valuation adjustment for real estate owned	(24)	(54)	(24)	(36)
Other	91	97	42	48
Total non-interest income	152	112	78	43
Non-interest expense
Employee compensation and benefits	2,768	2,917	1,408	1,463
Occupancy and equipment	279	335	136	165
Voice and data communications	100	133	39	68
Advertising	92	131	44	64
Outside service fees	94	72	43	34
Data processing	239	214	134	109
Auditing and accounting	99	66	52	32
Franchise and other taxes	129	126	64	63
Foreclosure and real estate owned expenses (net)	40	60	6	37
Other	370	400	182	195
Total non-interest expense	4,210	4,454	2,108	2,230

Income before income taxes	600	374	306	194

Federal income tax expense	118	69	58	27

NET INCOME	$482	$305	$248	$167

EARNINGS PER SHARE
Basic and diluted	$0.06	$0.04	$0.03	$0.02
DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2019	2018	2019	2018

Net income	$482	$305	$248	$167

Other comprehensive gains (losses), net of tax:
Unrealized holding Gains (losses) on securities designated as available-for-sale, net of taxes of $0, $0, $0 and $1 during the respective periods	(1)	1	(1)	2
Comprehensive income	$481	$306	$247	$169

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended

(Dollar amounts in thousands, except per share data)

December 31, 2019

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2019	$86	$35,056	$33,867	$(476)	$(2,259)	$4	$66,278

Net income	–	–	482	–	–	–	482
Allocation of ESOP shares	–	(45)	–	93	–	–	48
Acquisition of shares for Treasury	–	–	–	–	(312)	–	(312)
Other comprehensive loss	–	–	–	–	–	(1)	(1)
Cash dividends of $0.20 per common share	–	–	(686)	–	–	–	(686)

Balance at December 31, 2019	$86	$35,011	$33,663	$(383)	$(2,571)	$3	$65,809

December 31, 2018

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2018	$86	$35,085	$34,050	$(663)	$(1,355)	$–	$67,203

Net income	–	–	305	–	–	–	305
Allocation of ESOP shares	–	(29)	–	94	–	–	65
Acquisition of shares for treasury	–	–	–	–	(487)	–	(487)
Change in accounting method	–	–	441	–	–	–	441
Other comprehensive income	–	–	–	–	–	1	1
Cash dividends of $0.20 per common share	–	–	(718)	–	–	–	(718)

Balance at December 31, 2018	$86	$35,056	$34,078	$(569)	$(1,842)	$1	$66,810

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

December 31, 2019

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at September 30, 2019	$86	$35,022	$33,767	$(429)	$(2,410)	$4	$66,040

Net income	–	–	248	–	–	–	248
Allocation of ESOP shares	–	(11)	–	46	–	–	35
Acquisition of shares for Treasury	–	–	–	–	(161)	–	(161)
Other comprehensive loss	–	–	–	–	–	(1)	(1)
Cash dividends of $0.10 per common share	–	–	(352)	–	–	–	(352)

Balance at December 31, 2019	$86	$35,011	$33,663	$(383)	$(2,571)	$3	$65,809

December 31, 2018

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at September 30, 2018	$86	$35,085	$34,264	$(616)	$(1,444)	$(1)	$67,374

Net income	–	–	167	–	–	–	167
Allocation of ESOP shares	–	(29)	–	47	–	–	18
Acquisition of shares for treasury	–	–	–	–	(398)	–	(398)
Change in accounting method	–	–	–	–	–	–	–
Other comprehensive income	–	–	–	–	–	2	2
Cash dividends of $0.10 per common share	–	–	(353)	–	–	–	(353)

Balance at December 31, 2018	$86	$35,056	$34,078	$(569)	$(1,842)	$1	$66,810

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2019	2018

Cash flows from operating activities:
Net income	$482	$305
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	133	151
Accretion of purchased loan credit discount	(56)	(41)
Amortization of purchased loan premium	5	6
Amortization of deferred loan origination costs (fees)	45	35
Amortization of premiums on investment securities	5	4
Net gain on sale of loans	(40)	(20)
Net gain on sale of real estate owned	(7)	(12)
Valuation adjustments of real estate owned	24	54
ESOP compensation expense	48	65
Earnings on bank-owned life insurance	(38)	(37)
Provision for loan losses	64	11
Origination of loans held for sale	(1,376)	(600)
Proceeds from loans held for sale	1,165	620
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	68	(6)
Prepaid expenses and other assets	167	141
Accrued interest payable	2	2
Other liabilities	(32)	(179)
Federal income taxes	121	(30)
Net cash provided by operating activities	780	469

Cash flows from investing activities:
Purchase of available-for-sale securities	–	(501)
Purchase of time deposits in other financial institutions	–	(990)
Maturities of time deposits in other financial institutions	3,992	1,728
Securities maturities, prepayments and calls:
Held to maturity	118	142
Available for sale	499	2
Loans originated for investment, net of principal collected	(882)	(2,878)
Proceeds from sale of real estate owned	172	–
Additions to real estate owned	(20)	(76)
Additions to premises and equipment, net	(141)	(54)
Net cash provided by (used in) investing activities	3,738	(2,627)

Cash flows from financing activities:
Net increase in deposits	4,123	1,624
Payments by borrowers for taxes and insurance, net	(532)	(546)
Proceeds from Federal Home Loan Bank advances	10,800	16,600
Repayments on Federal Home Loan Bank advances	(15,888)	(14,116)
Treasury stock purchased	(312)	(487)
Dividends paid on common stock	(686)	(718)
Net cash provided by (used in) financing activities	(2,495)	2,357

Net increase in cash and cash equivalents	2,023	199

Beginning cash and cash equivalents	9,861	9,943

Ending cash and cash equivalents	$11,884	$10,142

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended
	December 31,
	2019	2018

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$–	$100

Interest on deposits and borrowings	$1,872	$1,495

Transfers of loans to real estate owned, net	$295	$262

Loans made on sale of real estate owned	$70	$196

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2019

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the six-month period ended December 31, 2019, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2019 filed with the Securities and Exchange Commission.

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

December 31, 2019

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

December 31, 2019

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2019	2018	2019	2018
Net income allocated to common shareholders, basic and diluted	$482	$305	$248	$167

	Six months ended December 31,		Three months ended December 31,
	2019	2018	2019	2018
Weighted average common shares outstanding, basic and diluted	8,266,204	8,362,486	8,255,255	8,348,165

There were no stock option shares outstanding for the six- or three-month periods ended December 31, 2019 and 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2019 and June 30, 2019, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2019
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$41	$1	$–	$42
Agency bonds	500	3	–	503
	$541	$4	$–	$545

Held-to-maturity Securities
Agency mortgage-backed: residential	$652	$12	$5	$659

	June 30, 2019
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
U.S. Treasury securities	$496	$1	$–	$497
Agency bonds	501	4	–	505
Agency mortgage-backed: residential	43	–	–	43
	$1,040	$5	$–	$1,045

Held-to-maturity Securities
Agency mortgage-backed: residential	$775	$14	$14	$775

The amortized cost and fair market value of securities as of December 31, 2019, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities without a single maturity, primarily mortgage-backed securities, are not shown.

(in thousands)	Amortized Cost	Fair Value
Available for sale:
Within one year	$500	$503

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

3. Investment Securities (continued)

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $1.9 million and $2.1 million at both December 31 and June 30, 2019, respectively.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no impairment has been recognized through earnings.

4. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2019	2019

Residential real estate
One- to four-family	$220,496	$216,066
Multi-family	12,626	15,928
Construction	4,193	3,757
Land	1,226	852
Farm	2,087	3,157
Nonresidential real estate	31,111	30,419
Commercial nonmortgage	1,502	2,075
Consumer and other:
Loans on deposits	1,372	1,415
Home equity	7,653	8,214
Automobile	83	91
Unsecured	666	451
	283,015	282,425
Allowance for loan losses	(1,447)	(1,456)
	$281,568	$280,969

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2019:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$685	$64	$(65)	$–	$684
Multi-family	200	(28)	–	–	172
Construction	6	–	–	–	6
Land	1	1	–	–	2
Farm	6	(2)	–	–	4
Nonresidential real estate	336	25	–	–	361
Commercial nonmortgage	5	(1)	–	–	4
Consumer and other:
Loans on deposits	3	(1)	–	–	2
Home equity	14	(3)	–	–	11
Automobile	–	8	8	–	–
Unsecured	–	1	–	–	1
Unallocated	200	–	–	–	200
Totals	$1,456	$64	$(73)	$–	$1,447

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2019:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$686	$(2)	$–	$–	$684
Multi-family	193	(21)	–	–	172
Construction	6	–	–	–	6
Land	1	1	–	–	2
Farm	6	(2)	–	–	4
Nonresidential real estate	339	22	–	–	361
Commercial nonmortgage	5	(1)	–	–	4
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	12	(1)	–	–	11
Automobile	–	8	(8)	–	–
Unsecured	–	1	–	–	1
Unallocated	200	–	–	–	200
Totals	$1,450	$5	$(8)	$–	$1,447

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2018:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$795	$17	$(117)	$39	$734
Multi-family	225	(5)	–	–	220
Construction	8	(5)	–	–	3
Land	1	–	–	–	1
Farm	6	(1)	–	–	5
Nonresidential real estate	321	25	–	–	346
Commercial nonmortgage	3	–	–	–	3
Consumer and other:
Loans on deposits	3	–	–	–	3
Home equity	13	–	–	–	13
Automobile	–	–	–	–	–
Unsecured	1	(20)	–	20	1
Unallocated	200	–	–	–	200
Totals	$1,576	$11	$(117)	$59	$1,529

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2018:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$781	$(5)	$(58)	$16	$734
Multi-family	232	(12)	–	–	220
Construction	4	(1)	–	–	3
Land	1	–	–	–	1
Farm	6	(1)	–	–	5
Nonresidential real estate	323	23	–	–	346
Commercial nonmortgage	4	(1)	–	–	3
Consumer and other:
Loans on deposits	3	–	–	–	3
Home equity	16	(3)	–	–	13
Automobile	–	–	–	–	–
Unsecured	1	–	–	–	1
Unallocated	200	–	–	–	200
Totals	$1,571	$–	$(58)	$16	$1,529

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2019. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2019:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,007	$924	$4,931	$–	$–	$–
Multi-family	682	–	682	–	–	–
Farm	310	–	310	–	–	–
Nonresidential real estate	720	–	720	–	–	–
	5,719	924	6,643	–	–	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$215,565	$684	$–	$684
Multi-family			11,944	172	–	172
Construction			4,193	6	–	6
Land			1,226	2	–	2
Farm			1,777	4	–	4
Nonresidential real estate			30,391	361	–	361
Commercial nonmortgage			1,502	4	–	4
Consumer:
Loans on deposits			1,372	2	–	2
Home equity			7,653	11	–	11
Automobile			83	–	–	–
Unsecured			666	1	–	1
Unallocated			–	–	200	200
			276,372	1,247	200	1,447
			$283,015	$1,247	$200	$1,447

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2019.

June 30, 2019:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,837	$949	$4,786	$–	$–	$–
Multi-family	685	–	685	–	–	–
Farm	309	–	309	–	–	–
Nonresidential real estate	683	–	683	–	–	–
	5,514	949	6,463	–	–	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$210,595	$685	$–	$685
Multi-family			15,928	200	–	200
Construction			3,757	6	–	6
Land			852	1	–	1
Farm			2,848	6	–	6
Nonresidential real estate			29,736	336	–	336
Commercial nonmortgage			2,075	5	–	5
Consumer:
Loans on deposits			1,415	3	–	3
Home equity			8,214	14	–	14
Automobile			91	–	–	–
Unsecured			451	–	–	–
Unallocated			–	–	200	200
			275,962	1,256	200	1,456
			$282,425	$1,256	$200	$1,456

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the six months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2019			2018
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,922	$62	$62	$3,654	$75	$75
Multi-family	684	17	17	–	–	–
Farm	309	5	5	310	–	–
Nonresidential real estate	702	14	14	409	14	14
Purchased credit-impaired loans	936	35	35	1,066	36	36
	6,553	133	133	5,439	125	125
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,553	$133	$133	$5,439	$125	$125

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2019			2018
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,780	$28	$28	$4,432	$59	$59
Multi-family	682	6	6	–	–	–
Farm	309	5	5	310	–	–
Nonresidential real estate	724	7	7	698	14	14
Purchased credit-impaired loans	913	17	17	982	28	28
	6,408	63	63	6,422	101	101
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,408	$63	$63	$6,422	$101	$101

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2019 and June 30, 2019:

	December 31, 2019		June 30, 2019
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Residential real estate:
One- to four-family residential real estate	$4,651	$1,228	$4,545	$1,747
Multifamily	682	–	685	–
Construction	–	63	–	–
Farm	310	–	309	–
Nonresidential real estate and land	720	–	683	49
Commercial and industrial	1	–	1	–
Consumer	5	–	9	–
	$6,369	$1,291	$6,232	$1,796

One- to four-family loans in process of foreclosure totaled $860,000 and $1.2 million at December 31, and June 30, 2019, respectively.

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

At December 31, 2019 and June 30, 2019, the Company had $1.9 million and $1.6 million of loans classified as TDRs, respectively. Of the TDRs at December 31, 2019, approximately 21.5% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the six months ended December 31, 2019, the Company had two loans restructured as TDRs. One borrower refinanced a piece of one- to four-family, non-owner occupied, residential property to bring to current amounts owed on other loans with the Bank. Because the borrower’s financial condition had deteriorated, it was unlikely that the borrower could have secured financing elsewhere. The restructured loan is collateralized and cross-collateralized by real estate. Another single family residential borrower filed for Chapter 7 bankruptcy protection and did not reaffirm the debt personally, although the Company’s collateral position remains intact.

 During the six months ended December 31, 2018, the Company had two loans restructured as TDRs. A second mortgage loan of $219,000 was renewed and an additional $30,000 was loaned to a borrower to finish construction of an 8-plex, because construction project had experienced cost overruns. The Company carries the first mortgage on this project and both the primary and secondary loans are secured by the 8-plex and additional real estate collateral. The Company also refinanced an existing single-family mortgage loan and provided additional funds to a borrower attempting to consolidate his debt.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications that occurred during the six months ended December 31, 2019 and 2018, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Six months ended December 31, 2019
Residential real estate:
Terms extended	$682	$–	$682
Terms extended and additional funds advanced	$119	$–	$119
Chapter 7 bankruptcy	$21	$–	$21

Six months ended December 31, 2018
Residential real estate:
Terms extended	$324	$–	$324

The following table summarizes TDR loan modifications that occurred during the three months ended December 31, 2019 and 2018, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended December 31, 2019
Residential real estate:
Terms extended	$682	$–	$682
Chapter 7 bankruptcy	$21	$–	$21

Three months ended December 31, 2018
Residential real estate:
Terms extended and additional funds advanced	$75	$–	$75

No TDRs defaulted during the six-month periods ended December 31, 2019 or 2018.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2019, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$2,563	$2,986	$5,549	$214,947	$220,496
Multi-family	250	–	250	12,376	12,626
Construction	–	63	63	4,130	4,193
Land	76	–	76	1,150	1,226
Farm	109	310	419	1,668	2,087
Nonresidential real estate	333	303	636	30,475	31,111
Commercial non-mortgage	–	–	–	1,502	1,502
Consumer and other:
Loans on deposits	–	–	–	1,372	1,372
Home equity	–	–	–	7,653	7,653
Automobile	–	–	–	83	83
Unsecured	–	–	–	666	666
Total	$3,331	$3,662	$6,993	$276,022	$283,015

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2019, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,021	$3,479	$7,500	$208,566	$216,066
Multi-family	–	248	248	15,680	15,928
Construction	753	–	753	3,004	3,757
Land	–	–	–	852	852
Farm	2	–	2	3,155	3,157
Nonresidential real estate	362	49	411	30,008	30,419
Commercial nonmortgage	–	–	–	2,075	2,075
Consumer:
Loans on deposits	–	–	–	1,415	1,415
Home equity	38	–	38	8,176	8,214
Automobile	8	–	8	83	91
Unsecured	–	–	–	451	451
Total	$5,184	$3,776	$8,960	$273,465	$282,425

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2019, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful

Residential real estate:
One- to four-family	$212,106	$619	$7,771	$–
Multi-family	11,944	–	682	–
Construction	4,193	–	–	–
Land	1,226	–	–	–
Farm	1,777	–	310	–
Nonresidential real estate	29,322	736	1,053	–
Commercial nonmortgage	1,267	–	235	–
Consumer:
Loans on deposits	1,372	–	–	–
Home equity	7,634	–	19	–
Automobile	83	–	–	–
Unsecured	661	–	5	–
	$271,585	$1,355	$10,075	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

At June 30, 2019, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful

Residential real estate:
One- to four-family	$206,489	$894	$8,683	$–
Multi-family	15,243	–	685	–
Construction	3,757	–	–	–
Land	852	–	–	–
Farm	2,848	–	309	–
Nonresidential real estate	28,990	746	683	–
Commercial nonmortgage	1,584	–	491	–
Consumer:
Loans on deposits	1,415	–	–	–
Home equity	8,053	137	24	–
Automobile	91	–	–	–
Unsecured	446	–	5	–
	$269,768	$1,777	$10,880	$–

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $351,000 and $351,000 at December 31, 2019 and June 30, 2019, respectively, is as follows:

(in thousands)	December 31, 2019	June 30, 2019

One- to four-family residential real estate	$924	$949

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows

(in thousands)	Six months ended December 31, 2019	Twelve months ended June 30, 2019

Balance at beginning of period	$544	$634
Accretion of income	(56)	(90)
Disposals, net of recoveries	–	–
Balance at end of period	$488	$544

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2019, nor for the six-month period ended December 31, 2019. Neither were any allowance for loan losses reversed during those periods.

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

December 31, 2019

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2019
Agency bonds	$503	$–	$503	$–
Agency mortgage-backed: residential	42	–	42	–
	$545	$–	$545	$–

June 30, 2019
U.S. Treasury notes	$497	$–	$497	$–
Agency bonds	505	–	505	–
Agency mortgage-backed: residential	43	–	43	–
	$1,045	$–	$1,045	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

December 31, 2019
Loans
One- to four-family	$9	$–	$–	$9

Other real estate owned, net
One- to four-family	$577	–	–	$577

June 30, 2019
Loans
One- to four-family	$593	$–	$–	$593

Other real estate owned, net
One- to four-family	$117	$–	$–	$117

There was one impaired loan, which was measured using the fair value of the collateral for collateral-dependent loans, at December 31, 2019, and seven impaired loans at June 30, 2019. Amounts charged off were $8,000 for the six-month period ended December 31, 2019 and $23,000 off for the six-month period ended December 31, 2018.

Other real estate owned was written down $24,000 during the six- and three-months ended December 31, 2019. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $577,000 and $117,000 at December 31, 2019 and June 30, 2019, respectively. Other real estate owned was written down $54,000 and $36,000 during the six- and three-month periods ended December 31, 2018, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2019 and June 30, 2019:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
December 31, 2019	(in thousands)	Technique(s)	Input(s)	Average)

Loans:
One- to four-family	$9	Sales comparison approach	Adjustments for differences between comparable sales	-82.2% to 151.3% (20.5%)

Foreclosed and repossessed assets:
One- to four-family	$577	Sales comparison approach	Adjustments for differences between comparable sales	-2.7% to 41.2% (17.9%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2019	(in thousands)	Technique(s)	Input(s)	Average)

Loans:
One- to four-family	$593	Sales comparison approach	Adjustment for differences between comparable sales	25.3% to 50.6% (-0.6%)

Foreclosed and repossessed assets:
One- to four-family	$117	Sales comparison approach	Adjustments for differences between comparable sales	8.6% to 31.0% (29.0%)

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

December 31, 2019

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2019 and June 30, 2019 are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2019 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$11,884	$11,884			$11,884
Time deposits in other financial institutions	2,970	2,979			2,979
Available-for-sale securities	545		$545		545
Held-to-maturity securities	652		659		659
Loans held for sale	251			$251	251
Loans receivable - net	281,568			285,831	285,831
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	690		690		690

Financial liabilities
Deposits	$199,959	$68,113	$131,853		199,996
Federal Home Loan Bank advances	61,615		61,741		61,741
Advances by borrowers for taxes and insurance	231		231		231
Accrued interest payable	30		30		30

		Fair Value Measurements at
	Carrying	June 30, 2019 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,861	$9,861			$9,861
Term deposits in other financial institutions	6,962	6,963			6,963
Available-for-sale securities	1,045		$1,045		1,045
Held-to-maturity securities	775		775		775
Loans receivable – net	280,969			$285,700	285,700
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	758		758		758

Financial liabilities
Deposits	$195,836	$69,944	$123,920		$193,864
Federal Home Loan Bank advances	66,703		66,719		66,719
Advances by borrowers for taxes and insurance	763		763		763
Accrued interest payable	28		28		28

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2019

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Six months ended December 31, 2019

Beginning balance	$4
Current year change	(1)
Ending balance	$3

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended December 31,
(in thousands)	2019	2018

Unrealized holding gains (losses) on available-for-sale securities	$(1)	$1
Tax effect	–	–
Net-of-tax amount	$(1)	$1

	Three months ended December 31,
(in thousands)	2019	2018

Unrealized holding gains (losses) on available-for-sale securities	$(1)	$2
Tax effect	–	1
Net-of-tax amount	$(1)	$1

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2019			2018
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$282,210	$6,297	4.46%	$271,460	$5,894	4.34%
Mortgage-backed securities	749	11	2.94	963	16	3.32
Other securities	835	11	2.64	296	4	2.70
Other interest-earning assets	21,705	272	2.51	20,595	310	3.01
Total interest-earning assets	305,499	6,591	4.32	293,314	6,224	4.24

Less: Allowance for loan losses	(1,443)			(1,552)
Non-interest-earning assets	26,110			26,450
Total assets	$330,166			$318,212

Interest-bearing liabilities:
Demand deposits	$14,302	$11	0.15%	$15,571	$12	0.15%
Savings	50,484	103	0.41	55,576	110	0.40
Certificates of deposit	128,156	1,082	1.69	121,947	807	1.32
Total deposits	192,942	1,196	1.24	193,094	929	0.96
Borrowings	63,091	673	2.13	50,562	568	2.25
Total interest-bearing liabilities	256,033	1,869	1.46	243,656	1,497	1.23

Noninterest-bearing demand deposits	6,019			5,227
Noninterest-bearing liabilities	2,066			2,035
Total liabilities	264,118			250,918

Shareholders’ equity	66,048			67,294
Total liabilities and shareholders’ equity	$330,166			$318,212
Net interest spread		$4,722	2.85%		$4,727	3.02%
Net interest margin			3.09%			3.22%
Average interest-earning assets to average interest-bearing liabilities			119.32%			120.83%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended December 31, 2019 and 2018, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2019			2018
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$282,774	$3,125	4.42%	$272,616	$3,006	4.41%
Mortgage-backed securities	710	5	2.82	927	8	3.45
Other securities	668	5	2.99	500	3	2.40
Other interest-earning assets	22,043	128	2.32	20,803	161	3.10
Total interest-earning assets	306,195	3,263	4.26	294,846	3,178	4.31

Less: Allowance for loan losses	(1,450)			(1,559)
Non-interest-earning assets	26,113			26,401
Total assets	$330,858			$319,688

Interest-bearing liabilities:
Demand deposits	$14,202	$6	0.17%	$15,856	$6	0.15%
Savings	49,854	51	0.41	54,855	56	0.41
Certificates of deposit	129,375	551	1.70	122,989	425	1.38
Total deposits	193,431	608	1.26	193,700	487	1.01
Borrowings	63,386	314	1.98	52,235	310	2.37
Total interest-bearing liabilities	256,817	922	1.44	245,935	797	1.30

Noninterest-bearing demand deposits	6,262			5,066
Noninterest-bearing liabilities	1,929			1,407
Total liabilities	265,008			252,408

Shareholders’ equity	65,850			67,280
Total liabilities and shareholders’ equity	$330,858			$319,688
Net interest spread		$2,341	2.83%		$2,381	3.02%
Net interest margin			3.06%			3.23%
Average interest-earning assets to average interest-bearing liabilities			119.23%			119.89%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to December 31, 2019

Assets: At December 31, 2019, the Company’s assets totaled $328.8 million, a decrease of $2.0 million, or 0.6%, from total assets at June 30, 2019. This decrease was attributed primarily to a decrease in time deposits in other financial institutions, and was somewhat offset by increases in cash and cash equivalents and loans, net.

Cash and cash equivalents: Cash and cash equivalents increased $2.0 million or 20.5% to $11.9 million at December 31, 2019. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $4.0 million or 57.3% to $3.0 million at December 31, 2019. As short-term time deposits matured the funds were used to repay FHLB advances or reinvested at the highest earning level possible.

Investment securities: At December 31, 2019 our securities portfolio consisted of an agency bond and mortgage-backed securities. Investment securities decreased $623,000 or 34.2% to $1.2 million at December 31, 2019.

Loans: Loans receivable, net, increased by $599,000 or 0.2% to $281.6 million at December 31, 2019. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At December 31, 2019, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $7.7 million, or 2.7% of total loans (including loans purchased in the acquisition), compared to $8.0 million or 2.8%, of total loans at June 30, 2019. The Company’s allowance for loan losses totaled $1.4 million and $1.5 million at December 31, 2019 and June 30, 2019, respectively. The allowance for loan losses at December 31, 2019, represented 18.7% of nonperforming loans and 0.5% of total loans (including loans purchased in the acquisition), while at June 30, 2019, the allowance represented 18.1% of nonperforming loans and 0.5% of total loans.

The Company had $10.9 million in assets classified as substandard for regulatory purposes at December 31, 2019, including loans ($10.1 million), including loans acquired in the CKF Bancorp transaction and real estate owned (“REO”) ($766,000.) Classified loans as a percentage of total loans (including loans acquired) was 3.6% and 3.9% at December 31, 2019 and June 30, 2019, respectively. Of substandard loans, 97.6% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to December 31, 2019 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2019	June 30, 2019

Substandard assets	$10,859	$11,590
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$10,859	$11,590

At December 31, 2019, the Company’s real estate acquired through foreclosure represented 7.1% of substandard assets compared to 6.1% at June 30, 2019. During the periods presented the Company made loans to facilitate the purchase of its other real estate owned by qualified buyers. During the six months ended December 31, 2019, the Company sold property with a carrying value of $190,000 for $200,000, while during the year ended June 30, 2019, property with a carrying value of $193,000 was sold for $206,000. During the six months ended December 31, 2019 the Company made two loans totaling $70,000 to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2019 five loans were made totaling $214,000 to facilitate the purchases. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $134,000 and $136,000 at December 31, 2019 and June 30, 2019, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to December 31, 2019 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2019		June 30, 2019
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

One- to four-family	7	$766	7	$710
Building lot	1	–	1	–
Total REO	8	$766	8	$710

At December 31, 2019 and June 30, 2019, the Company had $1.4 million and $1.8 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities decreased $1.5 million, or 0.6% to $263.0 million at December 31, 2019, primarily as a result of a decrease in advances, which was somewhat offset by an increase in deposits. Advances decreased $5.1 million or 7.6% to $61.6 million at December 31, 2019, while deposits increased $4.1 million or 2.1% to $200.0 million at December 31, 2019.

Shareholders’ Equity: At December 31, 2019, the Company’s shareholders’ equity totaled $65.8 million, a decrease of $469,000 or 0.7% from the June 30, 2019 total. The change in shareholders’ equity was primarily associated with common shares purchased by the Company to hold as treasury shares, and net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to December 31, 2019 (continued)

The Company paid dividends of $686,000 or 142.3% of net income for the six month period just ended. On July 2, 2019, the members of First Federal MHC for the seventh time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2020. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for additional discussion regarding dividends.

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2019 and 2018

General

Net income totaled $482,000 or $0.06 diluted earnings per share for the six months ended December 31, 2019, an increase of $177,000 or 58.0% from net income of $305,000 for the same period in 2018.

Net Interest Income

Net interest income before provision for loan losses decreased $5,000 or 0.1% to $4.7 million for the six-month period just ended. Interest income increased by $367,000, or 5.9%, to $6.6 million, while interest expense increased $372,000 or 24.9% to $1.9 million for the six months ended December 31, 2019.

Interest income on loans increased $403,000 or 6.8% to $6.3 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $10.8 million or 4.0% to $282.2 million for the six-month period ended December 31, 2019, while the rate earned on the loan portfolio increased 12 basis points to 4.46%. Interest income on mortgage-backed securities decreased $5,000 or 31.3% to $11,000 for the six-month period just ended due to lower asset levels and lower yields earned. Interest income from other securities increased $7,000 to $11,000 for the recently-ended period due primarily to a higher average volume of other securities period to period. Interest income from interest-bearing deposits and other decreased $38,000 or 12.3% to $272,000 for the six months just ended primarily due to a decrease in the average rate earned, which decreased 50 basis points to 2.51% for the recently-ended period compared to the period a year ago.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2019 and 2018 (continued)

Interest expense on deposits increased $267,000 or 28.7% to $1.2 million for the six months ended December 31, 2019, while interest expense on borrowings increased $105,000 or 18.5% to $673,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 28 basis points to 1.24% for the recently ended period. The average balance of deposits decreased $152,000 or 0.1% to $192.9 million for the most recent period. The increase in interest expense on borrowings was attributed to higher average borrowings outstanding, as the average rate on those borrowings decreased period to period. The average balance of borrowings outstanding increased $12.5 million or 24.8% to $63.1 million for the recently ended six-month period, while the average rate paid on borrowings decreased 11 basis points to 2.13% for the most recent period.

Net interest spread decreased from 3.02% for the prior year quarterly period to 2.85% for the six-month period ended December 31, 2019.

Provision for Losses on Loans

The Company recorded an $64,000 provision for losses on loans during the six months ended December 31, 2019, compared to a provision of $11,000 for the six months ended December 31, 2018.

Non-interest Income

Non-interest income increased $40,000 or 35.7% to $152,000 for the six months ended December 31, 2019, compared to the prior year period, primarily because of a decrease in valuation adjustment for REO and an increase in net gains on sales of loans. Valuation adjustment for REO decreased $30,000 or 55.6% to $24,000, while net gain on sales of loans increased $20,000 or 100.0% to $40,000 for the recently-ended six-month period over the prior year amount.

Non-interest Expense

Non-interest expense decreased $244,000 or 5.5% and totaled $4.2 million for the six months ended December 31, 2019, primarily due to decreases in employee compensation and benefits, occupancy and equipment, advertising, voice and data communications and other non-interest expenses.

Employee compensation and benefits for the six months ended December 31, 2019 decreased $149,000 or 5.1% to $2.8 million primarily due to lower contributions to the Company’s Defined Benefit (“DB”) pension plan. DB pension contributions decreased $148,000 or 25.6% to $431,000 for the six-month period recently ended compared to the prior year period. Lower DB pension contributions are a result of the freeze placed on the plan effective April 1, 2019, which is currently estimated to lower DB costs by $279,000 for the fiscal year ending June 30, 2020 compared to the prior fiscal year. Occupancy and equipment expenses decreased $56,000 or 16.7% to $279,000 for the recently ended six-month period, as reduced maintenance and repair costs were experienced for both buildings and equipment and depreciation expense declined period to period. Advertising decreased $39,000 or 29.8% to $92,000 for the six months ended December 31, 2019, as the Company strategically concentrated its advertising focus. Voice and data communications expenses decreased $33,000 or 24.8% to $100,000 for the recently ended period primarily due to upgraded data connections which provide better connectivity, faster data transfer speeds and a lower overall cost. Other non-interest expense decreased $30,000 or 7.5% to $370,000 primarily as a result of decreased FDIC insurance premiums. FDIC insurance premiums decreased from $42,000 for the six months ended December 31, 2018 to zero for the recently ended period, because the banks were able to utilize their Small Bank Assessment Credits (“SBAC”) during the period. Because the Banks did not pay surcharges at least once during the credit calculation period (third quarter 2016 through third quarter 2018), the FDIC determined the Banks to be eligible for credits against their insurance premiums when the Deposit Insurance Fund (“DIF”) reserve ratio equals or exceeds 1.38%. The DIF reserve ratio as of June 30, 2019 was 1.40%. The FDIC automatically applies SBACs to offset regular deposit insurance assessments for assessment periods where the DIF reserve ratio is at or above 1.38%. Assessments for the six months ended December 31, 2019 totaled $42,000. The Banks’ remaining credits as of December 31, 2019 totaled $30,000. The determination on whether credits can be applied in any assessment period can only be made after the FDIC determines the reserve ratio. This information becomes publicly available approximately one month before that quarter’s assessments are paid. Although management expects to be able to utilize the remaining credits going forward, use of the credits is dependent on the DIF exceeding the 1.38% level.

Somewhat offsetting the decreases in various non-interest expense items were increases in auditing and accounting, data processing and outside service fee expenses. Auditing and accounting expenses increased $33,000 or 50.0% to $99,000 for the six months ended December 31, 2019.  Data processing increased $25,000 or 11.7% to $239,000 for the period just ended as the Company expanded its digital banking platform. Outside service fees increased $22,000 or 30.6% to $94,000 for the semi-annual period just ended as the Company upgraded its telephonic and data communications capability.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-Month Periods Ended December 31, 2019 and 2018 (continued)

Federal Income Tax Expense

Federal income tax expense increased $49,000 or 71.0% to $118,000 for the six months ended December 31, 2019, compared to the prior year period. The effective tax rates for the semi-annual periods ended December 31, 2019 and 2018, were 19.7% and 18.4%, respectively.

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2019 and 2018

General

Net income totaled $248,000 for the three months ended December 31, 2019, an increase of $81,000 or 48.5% from net income of $167,000 for the same period in 2018.

Net Interest Income

Net interest income before provision for loan losses decreased $40,000 or 1.7% to $2.3 million for the three-month period just ended. Interest income increased by $90,000, or 2.8%, to $3.3 million, while interest expense increased $130,000 or 16.3% to $927,000 for the three months ended December 31, 2019.

Interest income on loans increased $119,000 or 4.0% to $3.1 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $10.2 million or 3.7% to $282.8 million for the three-month period ended December 31, 2019, while the rate earned on the loan portfolio increased one basis point to 4.42%. Interest income on mortgage-backed securities decreased $3,000 to $5,000 for the quarterly period just ended due chiefly to a lower volume of the assets. Interest income from interest-bearing deposits and other decreased $33,000 or 20.5% to $128,000 for the quarter just ended primarily due to a decrease in the average rate earned on those assets which decreased 77 basis points to 2.32% for the recently-ended quarterly period.

Interest expense on deposits increased $121,000 or 24.8% to $608,000 for the three months ended December 31, 2019, while interest expense on borrowings increased $4,000 or 1.3% to $314,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 25 basis points to 1.26% for the recently ended quarter. The Company’s time deposits have increased overall, as new customers choose that particular deposit product and existing customers appear to have moved somewhat from savings and demand deposit accounts to certificates of deposit. The interest in time deposits began in response to the rising interest rate environment, which began in late 2015, but it has continued since the Federal Open Market Committee began reducing interest rates in mid-2019. Certificates of deposit usually bear a higher interest rate than demand deposits. The increase in interest expense on borrowings was attributed primarily to higher average outstanding balances of those funds. The average outstanding balance increased $11.2 million or 21.4% to $63.4 million for the three months ended December 31, 2019 compared to the prior year quarterly period. The average rate paid on borrowings decreased 39 basis points to 1.98% for the most recent period. Net interest spread decreased from 3.02% for the prior year quarterly period to 2.85% for the quarter ended December 31, 2019.

Provision for Losses on Loans

The Company recorded a provision for losses on loans of $5,000 during the three months ended December 31, 2019, compared to no provision for the three months ended December 31, 2018.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended December 31, 2019 and 2018 (continued)

Non-interest Income

Non-interest income increased $35,000 or 81.4% to $78,000 for the three months ended December 31, 2019, compared to the prior year quarter, primarily because of an increase in net gain on sales of loans and a decrease in valuation adjustment for REO. Net gain on sales of loans increased $28,000 to $34,000 for the recently-ended quarterly period, while the Company recorded a valuation adjustment for REO of $24,000 compared to a $36,000 valuation adjustment recorded in the prior year period, a decrease of $12,000 or 33.3%.

Non-interest Expense

Non-interest expense decreased $122,000 or 5.5% and totaled $2.1 million for the three months ended December 31, 2019, primarily due to decreases in employee compensation and benefits, foreclosure and OREO expenses, net, occupancy and equipment, advertising, voice and data communications and other non-interest expenses.

Employee compensation and benefits for the three months ended December 31, 2019 decreased $55,000 or 3.8% to $1.4 million primarily due to lower contributions to the Company’s Defined Benefit (“DB”) pension plan. DB pension contributions decreased $66,000 or 20.7% to $252,000 for the three-month period recently ended compared to the prior year period due to factors described above. Foreclosure and OREO expenses, net, decreased $31,000 or 83.8% to $6,000 for the three months ended December 31, 2019, as the Company quickly disposed of some OREO properties and incurred lower costs for those properties it continued to carry. Occupancy and equipment expenses decreased $29,000 or 17.6% to $136,000 for the recently ended three-month period, as reduced maintenance and repair costs were experienced for both buildings and equipment and depreciation expense declined period to period. Voice and data communications expenses decreased $29,000 or 42.6% to $39,000 for the recently ended period primarily due to upgraded data connections which provide better connectivity, faster data transfer speeds and a lower overall cost. Advertising decreased $20,000 or 31.3% to $64,000 for the three months ended December 31, 2019, as the Company concentrated its advertising focus. Other non-interest expense decreased $13,000 or 6.7% to $182,000 primarily as a result of decreased FDIC insurance premiums. FDIC insurance premiums decreased from $20,000 for the three months ended December 31, 2018, to zero for the recently ended period, because the banks were able to utilize their SBAC during the period.

Somewhat offsetting the decreases in various non-interest expense items were increases in data processing and auditing and accounting expenses. Data processing increased $25,000 or 22.9% to $134,000 for the quarter just ended as the Company expanded its digital banking platform. Auditing and accounting expenses increased $20,000 or 62.5% to $52,000 for the quarter ended December 31, 2019.

Federal Income Tax Expense

The Company recorded a federal income tax expense of $58,000 and $27,000 for the three months ended December 31, 2019 and 2018, respectively.  The effective tax rates for the quarterly periods ended December 31, 2019 and 2018, were 19.0% and 13.9%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2019 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended June 30, 2019.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2019.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

October 1-31, 2019	–	$–	–	76,200
November 1-30, 2019	21,500	$7.51	21,500	54,700
December 1-31, 2019	–	$–	–	54,700

(1) On December 19, 2018, the Company announced that it had substantially completed its program initiated on January 16, 2014 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended December 31, 2019 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2020	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 14, 2020	By:	/s/ R. Clay Hulette
R. Clay Hulette Vice President and Chief Financial Officer