Form 10-Q
period 2020-03-31
Kentucky First Federal Bancorp
filed 2020-05-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 12, 2020, the latest practicable date, the Corporation had 8,262,215 shares of $.01 par value common stock outstanding.

i

PART I

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2020	2019
ASSETS

Cash and due from financial institutions	$1,663	$1,870
Interest-bearing demand deposits	15,362	7,991
Cash and cash equivalents	17,025	9,861

Time deposits in other financial institutions	2,723	6,962
Securities available-for-sale	545	1,045
Securities held-to-maturity, at amortized cost- approximate fair value of $641 and $775 at March 31, 2020 and June 30, 2019, respectively	625	775
Loans held for sale	560	–
Loans, net of allowance of $1,448 and $1,456 at March 31, 2020 and June 30, 2019, respectively	278,639	280,969
Real estate owned, net	748	710
Premises and equipment, net	4,979	5,028
Federal Home Loan Bank stock, at cost	6,498	6,482
Accrued interest receivable	712	758
Bank-owned life insurance	2,576	2,518
Goodwill	14,507	14,507
Prepaid federal income taxes	88	266
Prepaid expenses and other assets	755	890

Total assets	$330,980	$330,771

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$208,555	$195,836
Federal Home Loan Bank advances	55,042	66,703
Advances by borrowers for taxes and insurance	517	763
Accrued interest payable	33	28
Deferred federal income taxes	703	701
Other liabilities	561	462
Total liabilities	265,411	264,493

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,998	35,056
Retained earnings	33,551	33,867
Unearned employee stock ownership plan (ESOP), 33,600 shares and 47,607 shares at March 31, 2020 and June 30, 2019, respectively	(336)	(476)
Treasury shares at cost, 333,849 and 266,549 common shares at March 31, 2020 and June 30, 2019, respectively	(2,734)	(2,259)
Accumulated other comprehensive income	4	4
Total shareholders’ equity	65,569	66,278

Total liabilities and shareholders’ equity	$330,980	$330,771

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Interest income
Loans, including fees	$9,401	$8,907	$3,104	$3,013
Mortgage-backed securities	17	24	6	8
Other securities	14	7	3	3
Interest-bearing deposits and other	364	478	92	168
Total interest income	9,796	9,416	3,205	3,192

Interest expense
Interest-bearing demand deposits	16	18	5	6
Savings	154	163	51	53
Certificates of Deposit	1,654	1,255	572	448
Deposits	1,824	1,436	628	507
Borrowings	927	906	254	338
Total interest expense	2,751	2,342	882	845
Net interest income	7,045	7,074	2,323	2,347
Provision for loan losses	64	11	–	–
Net interest income after provision for loan losses	6,981	7,063	2,323	2,347

Non-interest income
Earnings on bank-owned life insurance	58	56	20	19
Net gain on sales of loans	75	29	35	9
Net gain (loss) on sales of real estate owned	6	7	(1)	(5)
Valuation adjustment for real estate owned	(36)	(54)	(12)	–
Other	130	155	39	58
Total non-interest income	233	193	81	81
Non-interest expense
Employee compensation and benefits	4,168	4,369	1,400	1,452
Occupancy and equipment	420	506	141	171
Voice and data communications	128	187	28	54
Advertising	133	172	41	41
Outside service fees	137	114	43	42
Data processing	388	330	149	116
Auditing and accounting	151	76	52	10
Franchise and other taxes	194	191	65	65
Foreclosure and real estate owned expenses (net)	57	78	17	18
Other	540	604	170	204
Total non-interest expense	6,316	6,627	2,106	2,173

Income before income taxes	898	629	298	255

Federal income tax expense	176	117	58	48

NET INCOME	$722	$512	$240	$207

EARNINGS PER SHARE
Basic and diluted	$0.09	$0.06	$0.03	$0.02
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019

Net income	$722	$512	$240	$207

Other comprehensive income, net of tax:
Unrealized holding gains on securities designated as available-for-sale, net of taxes of $0, $1, $0 and $0 during the respective periods	–	2	1	1
Comprehensive income	$722	$514	$241	$208

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended

(Dollar amounts in thousands, except per share data)

March 31, 2020

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2019	$86	$35,056	$33,867	$(476)	$(2,259)	$4	$66,278

Net income	–	–	722	–	–	–	722
Allocation of ESOP shares	–	(58)	–	140	–	–	82
Acquisition of shares for Treasury	–	–	–	–	(475)	–	(475)
Cash dividends of $0.30 per common share	–	–	(1,038)	–	–	–	(1,038)

Balance at March 31, 2020	$86	$34,998	$33,551	$(336)	$(2,734)	$4	$65,569

March 31, 2019

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2018	$86	$35,085	$34,050	$(663)	$(1,355)	$–	$67,203

Net income	–	–	512	–	–	–	512
Allocation of ESOP shares	–	(29)	–	140	–	–	111
Acquisition of shares for treasury	–	–	–	–	(674)	–	(674)
Change in accounting method	–	–	441	–	–	–	441
Other comprehensive income	–	–	–	–	–	2	2
Cash dividends of $0.30 per common share	–	–	(1,087)	–	–	–	(1,087)

Balance at March 31, 2019	$86	$35,056	$33,916	$(523)	$(2,029)	$2	$66,508

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

March 31, 2020

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at December 31, 2019	$86	$35,011	$33,663	$(383)	$(2,571)	$3	$65,809

Net income	–	–	240	–	–	–	240
Allocation of ESOP shares	–	(13)	–	47	–	–	34
Acquisition of shares for Treasury	–	–	–	–	(163)	–	(163)
Other comprehensive income	–	–	–	–	–	1	1
Cash dividends of $0.10 per common share	–	–	(352)	–	–	–	(352)

Balance at March 31, 2020	$86	$34,998	$33,551	$(336)	$(2,734)	$4	$65,569

March 31, 2019

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at December 31, 2018	$86	$35,056	$34,078	$(569)	$(1,842)	$1	$66,810

Net income	–	–	207	–	–	–	207
Allocation of ESOP shares	–	–	–	46	–	–	46
Acquisition of shares for treasury	–	–	–	–	(187)	–	(187)
Other comprehensive income	–	–	–	–	–	1	1
Cash dividends of $0.10 per common share	–	–	(369)	–	–	–	(369)

Balance at March 31, 2019	$86	$35,056	$33,916	$(523)	$(2,029)	$2	$66,508

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net income	$722	$512
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	205	220
Accretion of purchased loan credit discount	(83)	(61)
Amortization of purchased loan premium	8	9
Amortization of deferred loan origination costs (fees)	70	56
Amortization of premiums on investment securities	6	6
Net gain on sale of loans	(75)	(29)
Net gain on sale of real estate owned	(6)	(7)
Valuation adjustments of real estate owned	36	54
ESOP compensation expense	82	111
Earnings on bank-owned life insurance	(58)	(56)
Provision for loan losses	64	11
Origination of loans held for sale	(2,655)	(821)
Proceeds from loans held for sale	2,170	850
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	46	(39)
Prepaid expenses and other assets	135	109
Accrued interest payable	5	7
Other liabilities	99	(152)
Federal income taxes	180	15
Net cash provided by operating activities	951	795

Cash flows from investing activities:
Purchase of available-for-sale securities	–	(501)
Purchase of time deposits in other financial institutions	(2,500)	(1,486)
Maturities of time deposits in other financial institutions	6,739	2,226
Securities maturities, prepayments and calls:
Held to maturity	144	187
Available for sale	500	4
Purchase of FHLB stock	(16)	–
Loans originated for investment, net of principal collected	2,062	(1,423)
Proceeds from sale of real estate owned	180	80
Additions to real estate owned	(39)	(98)
Additions to premises and equipment, net	(156)	(55)
Net cash provided by (used in) investing activities	6,914	(1,066)

Cash flows from financing activities:
Net increase (decrease) in deposits	12,719	(417)
Payments by borrowers for taxes and insurance, net	(246)	(287)
Proceeds from Federal Home Loan Bank advances	13,800	23,200
Repayments on Federal Home Loan Bank advances	(25,461)	(20,214)
Treasury stock purchased	(475)	(674)
Dividends paid on common stock	(1,038)	(1,087)
Net cash provided by (used in) financing activities	(701)	521

Net increase in cash and cash equivalents	7,164	250

Beginning cash and cash equivalents	9,861	9,943

Ending cash and cash equivalents	$17,025	$10,193

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended
	March 31,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$–	$100

Interest on deposits and borrowings	$2,746	$2,335

Transfers of loans to real estate owned, net	$304	$262

Loans made on sale of real estate owned	$95	$214

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2020

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the nine-month period ended March 31, 2020, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2019 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2019 filed with the Securities and Exchange Commission.

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

March 31, 2020

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

1. Basis of Presentation (continued)

New Accounting Standards (continued)

FASB ASC 740– In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes during interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, or July 1, 2021, with respect to the Company. Early adoption is permitted. We do not anticipate a significant impact to our consolidated financial statements.

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
(in thousands)	2020	2019	2020	2019
Net income allocated to common shareholders, basic and diluted	$722	$512	$240	$207

	Nine months ended March 31,		Three months ended March 31,
	2020	2019	2020	2019
Weighted average common shares outstanding, basic and diluted	8,259,807	8,348,242	8,246,574	8,319,122

There were no stock option shares outstanding for the nine- or three-month periods ended March 31, 2020 and 2019.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2020 and June 30, 2019, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2020
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$39	$–	$–	$39
Agency bonds	501	5	–	506
	$540	$5	$–	$545

Held-to-maturity Securities
Agency mortgage-backed: residential	$625	$19	$3	$641

	June 30, 2019
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
U.S. Treasury securities	$496	$1	$–	$497
Agency bonds	501	4	–	505
Agency mortgage-backed: residential	43	–	–	43
	$1,040	$5	$–	$1,045

Held-to-maturity Securities
Agency mortgage-backed: residential	$775	$14	$14	$775

The amortized cost and fair market value of securities as of March 31, 2020, by contractual maturity, are shown below. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities without a single maturity, primarily mortgage-backed securities, are not shown.

(in thousands)	Amortized Cost	Fair Value
Available for sale:
Within one year	$500	$506

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

3. Investment Securities (continued)

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $1.9 million and $2.0 million at March 31, 2020 and June 30, 2019, respectively.

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

4. Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2020	2019

Residential real estate
One- to four-family	$217,808	$216,066
Multi-family	12,251	15,928
Construction	4,450	3,757
Land	1,189	852
Farm	2,227	3,157
Nonresidential real estate	31,052	30,419
Commercial nonmortgage	1,199	2,075
Consumer and other:
Loans on deposits	1,287	1,415
Home equity	7,822	8,214
Automobile	67	91
Unsecured	735	451
	280,087	282,425
Allowance for loan losses	(1,448)	(1,456)
	$278,639	$280,969

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$685	$59	$(65)	$1	$680
Multi-family	200	(31)	–	–	169
Construction	6	1	–	–	7
Land	1	1	–	–	2
Farm	6	(2)	–	–	4
Nonresidential real estate	336	32	–	–	368
Commercial nonmortgage	5	(2)	–	–	3
Consumer and other:
Loans on deposits	3	(1)	–	–	2
Home equity	14	(2)	–	–	12
Automobile	–	8	(8)	–	–
Unsecured	–	1	–	–	1
Unallocated	200	–	–	–	200
Totals	$1,456	$64	$(73)	$1	$1,448

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$684	$(5)	$–	$1	$680
Multi-family	172	(3)	–	–	169
Construction	6	1	–	–	7
Land	2	–	–	–	2
Farm	4	–	–	–	4
Nonresidential real estate	361	7	–	–	368
Commercial nonmortgage	4	(1)	–	–	3
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	1	–	–	12
Automobile	–	–	–	–	–
Unsecured	1	–	–	–	1
Unallocated	200	–	–	–	200
Totals	$1,447	$–	$–	$1	$1,448

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2019:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$795	$27	$(117)	$39	$744
Multi-family	225	(9)	–	–	216
Construction	8	(4)	–	–	4
Land	1	–	–	–	1
Farm	6	(1)	–	–	5
Nonresidential real estate	321	20	–	–	341
Commercial nonmortgage	3	–	–	–	3
Consumer and other:
Loans on deposits	3	–	–	–	3
Home equity	13	(1)	–	–	12
Automobile	–	–	–	–	–
Unsecured	1	(21)	–	20	–
Unallocated	200	–	–	–	200
Totals	$1,576	$11	$(117)	$59	$1,529

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2019:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$734	$10	$--	$--	$744
Multi-family	220	(4)	–	–	216
Construction	3	1	–	–	4
Land	1	–	–	–	1
Farm	5	–	–	–	5
Nonresidential real estate	346	(5)	–	–	341
Commercial nonmortgage	3	–	–	–	3
Consumer and other:
Loans on deposits	3	–	–	–	3
Home equity	13	(1)	–	–	12
Automobile	–	–	–	–	–
Unsecured	1	(1)	–	–	–
Unallocated	200	–	–	–	200
Totals	$1,529	$–	$–	$–	$1,529

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2020. The recorded investment in loans excludes accrued interest receivable due to immateriality.

March 31, 2020:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,894	$768	$4,662	$–	$–	$–
Multi-family	677	–	677	–	–	–
Farm	310	–	310	–	–	–
Nonresidential real estate	713	–	713	–	–	–
	5,594	768	6,362	–	–	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$213,146	$680	$–	$680
Multi-family			11,574	169	–	169
Construction			4,450	7	–	7
Land			1,189	2	–	2
Farm			1,917	4	–	4
Nonresidential real estate			30,339	368	–	368
Commercial nonmortgage			1,199	3	–	3
Consumer:
Loans on deposits			1,287	2	–	2
Home equity			7,822	12	–	12
Automobile			67	–	–	–
Unsecured			735	1	–	1
Unallocated			–	–	200	200
			273,725	1,248	200	1,448
			$280,087	$1,248	$200	$1,448

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents loans individually evaluated for impairment by class of loans as of and for the nine months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2020			2019
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,866	$74	$74	$3,900	$120	$120
Multi-family	681	25	25	–	–	–
Farm	310	11	11	310	–	–
Nonresidential real estate	698	23	23	399	28	28
Purchased credit-impaired loans	859	60	60	1,035	45	45
	6,413	193	193	5,644	193	193
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,413	$193	$193	$5,644	$193	$193

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2020			2019
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,951	$12	$12	$4,577	$45	$45
Multi-family	680	8	8	–	–	–
Farm	310	6	6	310	–	–
Nonresidential real estate	717	9	9	686	14	14
Purchased credit-impaired loans	846	25	25	963	9	9
	6,503	60	60	6,536	68	68
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,503	$60	$60	$6,536	$68	$68

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2020 and June 30, 2019:

	March 31, 2020		June 30, 2019
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Residential real estate:
One- to four-family residential real estate	$4,373	$1,117	$4,545	$1,747
Multifamily	677	–	685	–
Construction	11	–	–	–
Farm	310	–	309	–
Nonresidential real estate and land	713	331	683	49
Commercial and industrial	1	–	1	–
Consumer	5	–	9	–
	$6,090	$1,448	$6,232	$1,796

One- to four-family loans in process of foreclosure totaled $654,000 and $1.2 million at March 31, 2020 and June 30, 2019, respectively.

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act.

At March 31, 2020 and June 30, 2019, the Company had $1.8 million and $1.6 million of loans classified as TDRs, respectively. Of the TDRs at March 31, 2020, approximately 22.5% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the nine months ended March 31, 2020, the Company had three loans restructured as TDRs. One borrower refinanced a piece of one- to four-family, non-owner occupied, residential property to bring to current amounts owed on other loans with the Bank. Because the borrower’s financial condition had deteriorated, it was unlikely that the borrower could have secured financing elsewhere. The restructured loan is collateralized and cross-collateralized by real estate. Another single family residential borrower filed for Chapter 7 bankruptcy protection and did not reaffirm the debt personally, although the Company’s collateral position remains intact. Finally, a first and second mortgage on an 8-plex were refinanced into a single loan with a slightly extended maturity term and a lower interest rate, which was consistent with similarly-priced comparable loans at the time of refinance.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table summarizes TDR loan modifications that occurred during the nine months ended March 31, 2020 and 2019, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Nine months ended March 31, 2020
Residential real estate:
Terms extended	$677	$–	$677
Terms extended and additional funds advanced	$119	$–	$119
Chapter 7 bankruptcy	$21	$–	$21

Nine months ended March 31, 2019
Residential real estate:
Terms extended	$324	$–	$324

There were no TDR loan modifications during the three months ended March 31, 2020 or 2019. No TDRs defaulted during the nine-month periods ended March 31, 2020 or 2019.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2020, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$2,899	$2,605	$5,504	$212,304	$217,808
Multi-family	–	–	–	12,251	12,251
Construction	154	11	165	4,285	4,450
Land	–	–	–	1,189	1,189
Farm	109	310	419	1,808	2,227
Nonresidential real estate	659	634	1,293	29,759	31,052
Commercial non-mortgage	–	–	–	1,199	1,199
Consumer and other:
Loans on deposits	–	–	–	1,287	1,287
Home equity	–	–	–	7,822	7,822
Automobile	–	–	–	67	67
Unsecured	6	–	6	729	735
Total	$3,827	$3,560	$7,387	$272,700	$280,087

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2019, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$4,021	$3,479	$7,500	$208,566	$216,066
Multi-family	–	248	248	15,680	15,928
Construction	753	–	753	3,004	3,757
Land	–	–	–	852	852
Farm	2	–	2	3,155	3,157
Nonresidential real estate	362	49	411	30,008	30,419
Commercial nonmortgage	–	–	–	2,075	2,075
Consumer:
Loans on deposits	–	–	–	1,415	1,415
Home equity	38	–	38	8,176	8,214
Automobile	8	–	8	83	91
Unsecured	–	–	–	451	451
Total	$5,184	$3,776	$8,960	$273,465	$282,425

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful

Residential real estate:
One- to four-family	$209,367	$996	$7,445	$–
Multi-family	11,574	–	677	–
Construction	4,439	–	11	–
Land	1,189	–	–	–
Farm	1,917	–	310	–
Nonresidential real estate	29,017	941	1,094	–
Commercial nonmortgage	1,057	–	142	–
Consumer:
Loans on deposits	1,287	–	–	–
Home equity	7,681	40	101	–
Automobile	67	–	–	–
Unsecured	730	–	5	–
	$268,325	$1,977	$9,785	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $351,000 and $351,000 at March 31, 2020 and June 30, 2019, respectively, is as follows:

(in thousands)	March 31, 2020	June 30, 2019

One- to four-family residential real estate	$768	$949

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Nine months ended March 31, 2020	Twelve months ended June 30, 2019

Balance at beginning of period	$544	$634
Accretion of income	(83)	(90)
Disposals, net of recoveries	–	–
Balance at end of period	$461	$544

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2019, nor for the nine-month period ended March 31, 2020. Neither were any allowance for loan losses reversed during those periods.

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

March 31, 2020

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2020
Agency bonds	$506	$–	$506	$–
Agency mortgage-backed: residential	39	–	39	–
	$545	$–	$545	$–

June 30, 2019
U.S. Treasury notes	$497	$–	$497	$–
Agency bonds	505	–	505	–
Agency mortgage-backed: residential	43	–	43	–
	$1,045	$–	$1,045	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

March 31, 2020
Other real estate owned, net
One- to four-family	$577	–	–	$577

June 30, 2019
Loans
One- to four-family	$593	$–	$–	$593

Other real estate owned, net
One- to four-family	$117	$–	$–	$117

There were no impaired loans, which was measured using the fair value of the collateral for collateral-dependent loans, at March 31, 2020, and seven impaired loans at June 30, 2019. Amounts charged off were $9,000 for the nine-month period ended March 31, 2020 and $23,000 off for the nine-month period ended March 31, 2019.

Other real estate owned was written down $36,000 and $12,000 during the nine- and three-months ended March 31, 2020. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $577,000 and $117,000 at March 31, 2020 and June 30, 2019, respectively. Other real estate owned was written down $54,000 and $0 during the nine- and three-month periods ended March 31, 2019, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at March 31, 2020 and June 30, 2019:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
March 31, 2020	(in thousands)	Technique(s)	Input(s)	Average)

Foreclosed and repossessed assets:
One- to four-family	$577	Sales comparison approach	Adjustments for differences between comparable sales	-2.7% to 41.2% (17.9%)

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2019	(in thousands)	Technique(s)	Input(s)	Average)

Loans:
One- to four-family	$593	Sales comparison approach	Adjustment for differences between comparable sales	25.3% to -50.6% (-5.2%)

Foreclosed and repossessed assets:
One- to four-family	$117	Sales comparison approach	Adjustments for differences between comparable sales	8.6% to 31.0% (29.0%)

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

March 31, 2020

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2020 and June 30, 2019 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2020 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$17,025	$17,025			$17,025
Time deposits in other financial institutions	2,723	2,742			2,742
Available-for-sale securities	545		$545		545
Held-to-maturity securities	625		641		641
Loans held for sale	560			$585	585
Loans receivable - net	278,639			292,765	292,765
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	712		712		712

Financial liabilities
Deposits	$208,555	$71,275	$137,757		209,032
Federal Home Loan Bank advances	55,042		55,681		55,681
Advances by borrowers for taxes and insurance	517		517		517
Accrued interest payable	33		33		33

		Fair Value Measurements at
	Carrying	June 30, 2019 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$9,861	$9,861			$9,861
Term deposits in other financial institutions	6,962	6,963			6,963
Available-for-sale securities	1,045		$1,045		1,045
Held-to-maturity securities	775		775		775
Loans receivable – net	280,969			$285,700	285,700
Federal Home Loan Bank stock	6,482				n/a
Accrued interest receivable	758		758		758

Financial liabilities
Deposits	$195,836	$69,944	$123,920		$193,864
Federal Home Loan Bank advances	66,703		66,719		66,719
Advances by borrowers for taxes and insurance	763		763		763
Accrued interest payable	28		28		28

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2020

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Nine months ended March 31, 2020

Beginning balance	$4
Current year change	–
Ending balance	$4

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended March 31,
(in thousands)	2020	2019

Unrealized holding gains (losses) on available-for-sale securities	$--	$3
Tax effect	–	1
Net-of-tax amount	$–	$2

	Three months ended March 31,
(in thousands)	2020	2019

Unrealized holding gains (losses) on available-for-sale securities	$1	$2
Tax effect	–	1
Net-of-tax amount	$1	$1

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2020			2019
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$282,101	$9,401	4.44%	$272,014	$8,907	4.37%
Mortgage-backed securities	727	17	3.12	935	24	3.42
Other securities	725	14	2.58	364	7	2.56
Other interest-earning assets	21,992	364	2.21	20,554	478	3.10
Total interest-earning assets	305,545	9,796	4.27	293,867	9,416	4.27

Less: Allowance for loan losses	(1,445)			(1,544)
Non-interest-earning assets	26,080			26,351
Total assets	$330,180			$318,674

Interest-bearing liabilities:
Demand deposits	$13,982	$16	0.15%	$15,236	$18	0.16%
Savings	50,331	154	0.41	54,767	163	0.40
Certificates of deposit	130,379	1,654	1.69	122,612	1,255	1.37
Total deposits	194,692	1,824	1.25	192,615	1,436	0.99
Borrowings	61,176	927	2.02	51,912	906	2.33
Total interest-bearing liabilities	255,868	2,751	1.43	244,527	2,342	1.28

Noninterest-bearing demand deposits	6,430			5,210
Noninterest-bearing liabilities	1,844			1,866
Total liabilities	264,142			251,603

Shareholders’ equity	66,038			67,071
Total liabilities and shareholders’ equity	$330,180			$318,674
Net interest spread		$7,045	2.84%		$7,074	3.00%
Net interest margin			3.07%			3.21%
Average interest-earning assets to average interest-bearing liabilities			119.42%			120.18%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended March 31, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2020			2019
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$281,881	$3,104	4.41%	$273,047	$3,013	4.41%
Mortgage-backed securities	678	6	3.54	879	8	3.64
Other securities	504	3	2.38	502	3	2.39
Other interest-earning assets	22,573	92	1.63	20,759	168	3.24
Total interest-earning assets	305,636	3,205	4.20	295,187	3,192	4.33

Less: Allowance for loan losses	(1,448)			(1,524)
Non-interest-earning assets	26,009			26,213
Total assets	$330,197			$319,876

Interest-bearing liabilities:
Demand deposits	$13,532	$5	0.15%	$14,989	$6	0.16%
Savings	50,021	51	0.41	53,141	53	0.40
Certificates of deposit	134,874	572	1.70	123,993	448	1.45
Total deposits	198,427	628	1.27	192,123	507	1.06
Borrowings	57,304	254	1.77	54,620	338	2.48
Total interest-bearing liabilities	255,731	882	1.38	246,743	845	1.37

Noninterest-bearing demand deposits	7,068			4,958
Noninterest-bearing liabilities	1,586			1,497
Total liabilities	264,385			253,198

Shareholders’ equity	65,812			66,678
Total liabilities and shareholders’ equity	$330,197			$319,876
Net interest spread		$2,323	2.82%		$2,347	2.96%
Net interest margin			3.04%			3.18%
Average interest-earning assets to average interest-bearing liabilities			119.52%			119.63%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to March 31, 2020

Risks and Uncertainties Related to COVID-19- In March 2020 the World Health Organization determined that the spread of a new coronavirus, COVID-19, had risen to such a level as to constitute a worldwide pandemic. The spread of this virus has created a global public health crisis. Uncertainty related to the effects of the virus have disrupted financial markets, activity in all aspects of life including governmental, business and consumer routines and the markets in which the Company operates. In response to the crisis governmental authorities have closed non-essential businesses and required various responses from individuals including stay-at-home restrictions and social distancing. These governmental restrictions, along with a fear of contracting the virus, have resulted in severe reduction of commercial and consumer activity, which is resulting in loss of revenues by businesses, a dramatic spike in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains and market volatility.

The federal government has taken several actions designed to mitigate the impact of the economic disruption. Three pieces of legislation that were enacted in March 2020 included emergency funding for federal agencies to respond to the coronavirus outbreak related to developing a vaccine, medical supplies, grants for public health agencies, small business loans, guaranteeing free coronavirus testing, establishing paid leave for employees, enhanced unemployment insurance, expanded food security initiatives and increased Medicaid funding. The Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted on March 27, 2020, was a $2.0 trillion relief bill responsible for sending $1,200 to Americans making $75,000 or less, adding $600 per week to unemployment benefits for four months, giving $100 billion to hospitals and health providers, making $500 billion of loans or investments to businesses, states and municipalities and $32 billion in grants to the airline industries and more.

Management expects the general impact of COVID-19, as well as certain provisions of the CARES Act and other recent legislative and regulatory relief efforts, to have a material impact on the Company’s operations. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. However, we are disclosing potentially material items of which we are currently aware.

Business Continuity, Processes and Controls

As a financial institution, the Banks are considered essential businesses and have remained open for business. We have implemented our pandemic preparedness plan and have maintained regular business hours except for closing for business on Fridays at 4:30 p.m. We continue to offer customer service through drive-thru facilities, automated teller machines, remote deposit capture and online and mobile banking applications. We are offering by-appointment options for transactions requiring in-person contact while maintaining social distancing mandates and surface cleaning protocols. Our staff is practicing recommended personal hygiene protocols and social distancing while working on premises. A small number of employeesare working remotely. We do not face current material resource constraints through the implementation of our pandemic preparedness plan and do not anticipate incurring any material cost related to its implementation. We have not identified any material operational or internal control challenges or risks, nor do we anticipate any significant challenges to our ability to maintain our systems and controls, related to operational changes resulting from implementation of the pandemic preparedness plan.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Financial Position and Results of Operations

Bank regulators have issued guidance and are encouraging banks to work with customers affected by COVID-19. Accordingly, we have been actively working with borrowers affected by COVID-19 by offering a payment deferral program providing for either a three-month interest-only period or a full payment deferral for three months. While interest and fees will continue to accrue to income, under normal GAAP accounting if eventual credit losses on these deferred payments emerge, interest and/or fee income accrued may need to be reversed. As a result, interest income in future periods could be negatively impacted. At this time management anticipates that the deferral program will have an immaterial impact to the Company’s financial condition and results of operation, while recognizing that a sustained negative economic impact from COVID-19 could change this assessment, as borrowers’ ability to repay is impacted in future periods.

At March 31, 2020 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Lending Operations and Credit Risk

As noted herein the Company is working with its borrowers who are negatively impacted by COVID-19 by offering a payment deferral program. As of May 12, 2020, we had 66 customers under our payment deferral program with a total principal balance of $12.9 million in loans modified.

The CARES Act includes a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”) and is designed to aid small- and medium-sized businesses through federally-guaranteed loans disbursed through banks. These loans are intended to provide eight weeks of payroll and other costs to assist those businesses to either remain open or to re-open quickly and allow their workers to pay their bills. First Federal of Kentucky qualified as an SBA lender to assist the small business community in securing this important funding. As of May 12, 2020, First Federal of Kentucky has approved and/or closed with the SBA 30 PPP loans representing $1.1 million in funding. It is our understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, the bank could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

The Banks are prepared to continue to offer short-term assistance in accordance with regulatory guidelines. Management continues to identify and monitor weaknesses in the loan portfolio resulting from fallout from the pandemic. On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments such as residential rental properties for changes in asset quality and payment performance. Management also monitors unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with our customers. If economic conditions worsen, the Company could need to increase its required allowance for loan losses through additional provisions for loan losses. It is possible that the Company’s asset quality metrics could be materially and adversely impacted in future periods, if the effects of COVID-19 are prolonged.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Assets: At March 31, 2020, the Company’s assets totaled $331.0 million, an increase of $209,000, or 0.1%, from total assets at June 30, 2019. This increase was attributed primarily to an increase in cash and cash equivalents and was somewhat offset by decreases in time deposits in other financial institutions and loans, net.

Cash and cash equivalents: Cash and cash equivalents increased $7.2 million or 72.6% to $17.0 million at March 31, 2020. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $4.2 million or 60.9% to $2.7 million at March 31, 2020. As short-term time deposits matured the funds were used to repay FHLB advances, reinvested at the highest earning level possible or simply carried as interest-bearing demand deposits.

Investment securities: At March 31, 2020, our securities portfolio consisted of an agency bond and mortgage-backed securities. Investment securities decreased $650,000 or 35.7% to $1.2 million at March 31, 2020.

Loans: Loans receivable, net, decreased by $2.3 million or 0.8% to $278.6 million at March 31, 2020. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At March 31, 2020, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $7.5 million, or 2.7% of total loans (including loans purchased in the acquisition), compared to $8.0 million or 2.8%, of total loans at June 30, 2019. The Company’s allowance for loan losses totaled $1.4 million and $1.5 million at March 31, 2020 and June 30, 2019, respectively. The allowance for loan losses at March 31, 2020, represented 19.2% of nonperforming loans and 0.5% of total loans (including loans purchased in the acquisition), while at June 30, 2019, the allowance represented 18.1% of nonperforming loans and 0.5% of total loans.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to March 31, 2020 (continued)

Non-Performing and Classified Loans: (continued) The Company had $10.5 million in assets classified as substandard for regulatory purposes at March 31, 2020, including loans ($9.8 million), including loans acquired in the CKF Bancorp transaction and real estate owned (“REO”) ($748,000.) Classified loans as a percentage of total loans (including loans acquired) was 3.5% and 3.9% at March 31, 2020 and June 30, 2019, respectively. Of substandard loans, 98.5% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2020	June 30, 2019

Substandard assets	$10,532	$11,590
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$10,532	$11,590

At March 31, 2020, the Company’s real estate acquired through foreclosure represented 7.1% of substandard assets compared to 6.1% at June 30, 2019. During the periods presented the Company made loans to facilitate the purchase of its other real estate owned by qualified buyers. During the nine months ended March 31, 2020, the Company sold property with a carrying value of $225,000 for $232,000 gross proceeds before costs to sell, while during the year ended June 30, 2019, property with a carrying value of $193,000 was sold for $206,000 gross proceeds before costs to sell. During the nine months ended March 31, 2020 the Company made three loans totaling $95,000 to facilitate the purchase of its other real estate owned by qualified borrowers, while for the fiscal year ended June 30, 2019 five loans were made totaling $214,000 to facilitate the purchases. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $23,000 and $136,000 at March 31, 2020 and June 30, 2019, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to March 31, 2020 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2020		June 30, 2019
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

One- to four-family	6	$748	7	$710
Building lot	1	–	1	–
Total REO	7	$748	8	$710

At March 31, 2020 and June 30, 2019, the Company had $2.0 million and $1.8 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $918,000, or 0.3% to $265.4 million at March 31, 2020, primarily as a result of an increase in deposits, which was somewhat offset by a decrease in advances. Deposits increased $12.7 million or 6.5% to $208.6 million at March 31, 2020, while advances decreased $11.7 million or 17.5% to $55.0 million at March 31, 2020.

Shareholders’ Equity: At March 31, 2020, the Company’s shareholders’ equity totaled $65.6 million, a decrease of $709,000 or 1.1% from the June 30, 2019 total. The change in shareholders’ equity was primarily associated with common shares purchased by the Company to hold as treasury shares, and net profits for the period less dividends paid on common stock.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2019 to March 31, 2020 (continued)

The Company paid dividends of $1.0 million or 143.8% of net income for the nine-month period just ended. On July 2, 2019, the members of First Federal MHC for the seventh time approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2020. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2019 for additional discussion regarding dividends.

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2020 and 2019

General

Net income totaled $722,000 or $0.09 diluted earnings per share for the nine months ended March 31, 2020, an increase of $210,000 or 41.0% from net income of $512,000 for the same period in 2019.

Net Interest Income

Net interest income before provision for loan losses decreased $29,000 or 0.4% to $7.0 million for the nine-month period just ended. Interest income increased by $380,000, or 4.0%, to $9.8 million, while interest expense increased $409,000 or 17.5% to $2.8 million for the nine months ended March 31, 2020.

Interest income on loans increased $494,000 or 5.5% to $9.4 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $10.1 million or 3.7% to $282.1 million for the nine-month period ended March 31, 2020, while the rate earned on the loan portfolio increased 8 basis points to 4.44%. Interest income on mortgage-backed securities decreased $7,000 or 29.2% to $17,000 for the nine-month period just ended due to lower asset levels and lower yields earned. Interest income from other securities increased $7,000 to $14,000 for the recently-ended period due primarily to a higher average volume of other securities period to period. Interest income from interest-bearing deposits and other decreased $114,000 or 23.8% to $364,000 for the nine months just ended primarily due to a decrease in the average rate earned, which decreased 89 basis points to 2.21% for the recently-ended period compared to the period a year ago.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2020 and 2019 (continued)

Interest expense on deposits increased $388,000 or 27.0% to $1.8 million for the nine months ended March 31, 2020, while interest expense on borrowings increased $21,000 or 2.3% to $927,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 26 basis points to 1.25% for the recently ended period. The average balance of deposits increased $2.1 million or 1.1% to $194.7 million for the most recent period. The increase in interest expense on borrowings was attributed to higher average borrowings outstanding, as the average rate on those borrowings decreased period to period. The average balance of borrowings outstanding increased $9.3 million or 17.9% to $61.2 million for the recently ended nine-month period, while the average rate paid on borrowings decreased 31 basis points to 2.02% for the most recent period.

Net interest spread decreased from 3.00% for the prior year quarterly period to 2.84% for the nine-month period ended March 31, 2020.

Provision for Losses on Loans

The Company recorded an $64,000 provision for losses on loans during the nine months ended March 31, 2020, compared to a provision of $11,000 for the nine months ended March 31, 2019.

Non-interest Income

Non-interest income increased $40,000 or 20.7% to $233,000 for the nine months ended March 31, 2020, compared to the prior year period, primarily because of an increase in net gains on sales of loans and a decrease in valuation adjustment for REO. Net gain on sales of loans increased $46,000 or 158.6% to $75,000 for the recently-ended nine-month period over the prior year amount, while valuation adjustment for REO decreased $18,000 or 33.3% to $36,000. Somewhat offsetting these primary sources of increases in non-interest income was a decrease in other non-interest income, which decreased $24,000 or 15.5% to $131,000 for the recently-ended period, which was primarily due to a $13,000 gain on sale of assets recognized in the year ago period and decreased servicing fees in the current period. Decreased servicing fees include loan servicing fees, service charges on demand deposits, ATM surcharge fees and miscellaneous operating income.

Non-interest Expense

Non-interest expense decreased $311,000 or 4.7% and totaled $6.3 million for the nine months ended March 31, 2020, primarily due to cost-saving measures implemented by management.

Employee compensation and benefits for the nine months ended March 31, 2020 decreased $201,000 or 4.6% to $4.2 million primarily due to lower contributions to the Company’s Defined Benefit (“DB”) pension plan. DB pension contributions decreased $214,000 or 23.8% to $683,000 for the nine-month period recently ended compared to the prior year period. Lower DB pension contributions are a result of the freeze placed on the plan effective April 1, 2019, which is currently estimated to lower DB costs by $279,000 for the fiscal year ending June 30, 2020 compared to the prior fiscal year. Occupancy and equipment expenses decreased $86,000 or 17.0% to $420,000 for the recently ended nine-month period, as reduced maintenance and repair costs were experienced for both buildings and equipment and depreciation expense declined period to period. Voice and data communications expense decreased $59,000 or 31.6% to $128,000 for the nine months ended March 31, 2020, primarily due to upgraded data connections which provide better connectivity, faster data transfer speeds and a lower overall cost. Other non-interest expense decreased $64,000 or 10.5% to $540,000 primarily as a result of decreased FDIC insurance premiums. FDIC insurance premiums decreased from $63,000 for the nine months ended March 31, 2019 to zero for the recently ended period, because the banks were able to utilize their Small Bank Assessment Credits (“SBAC”) during the period. Because the Banks did not pay surcharges at least once during the credit calculation period (third quarter 2016 through third quarter 2018), the FDIC determined the Banks to be eligible for credits against their insurance premiums when the Deposit Insurance Fund (“DIF”) reserve ratio equals or exceeds 1.38%. The DIF reserve ratio as of June 30, 2019 was 1.40%. The FDIC automatically applies SBACs to offset regular deposit insurance assessments for assessment periods where the DIF reserve ratio is at or above 1.38%. Assessments for the nine months ended March 31, 2020 totaled $63,000. The Banks’ remaining credits as of March 31, 2020 totaled $9,000. The determination on whether credits can be applied in any assessment period can only be made after the FDIC determines the reserve ratio. This information becomes publicly available approximately one month before that quarter’s assessments are paid. Although management expects to be able to utilize the remaining credits going forward, use of the credits is dependent on the DIF exceeding the 1.38% level.

Somewhat offsetting the decreases in various non-interest expense items were increases in auditing and accounting, and data processing expenses. Auditing and accounting expenses increased $75,000 or 98.7% to $151,000 for the nine months ended March 31, 2020.  Data processing increased $58,000 or 17.6% to $388,000 for the period just ended as the Company expanded its digital banking platform.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-Month Periods Ended March 31, 2020 and 2019 (continued)

Federal Income Tax Expense

Federal income tax expense increased $59,000 or 50.4% to $176,000 for the nine months ended March 31, 2020, compared to the prior year period. The effective tax rates for the nine-month periods ended March 31, 2020 and 2019, were 19.6% and 18.6%, respectively.

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2020 and 2019

General

Net income totaled $240,000 for the three months ended March 31, 2020, an increase of $33,000 or 15.9% from net income of $207,000 for the same period in 2019.

Net Interest Income

Net interest income before provision for loan losses decreased $24,000 or 1.0% to $2.3 million for the three-month period just ended. Interest income increased by $13,000, or 0.4%, to $3.2 million, while interest expense increased $37,000 or 4.4% to $882,000 for the three months ended March 31, 2020.

Interest income on loans increased $91,000 or 3.0% to $3.1 million, due primarily to an increase in the average volume of the loan portfolio. The average balance of the loan portfolio increased $8.8 million or 3.2% to $281.9 million for the three-month period ended March 31, 2020, while the rate earned on the loan portfolio remained unchanged. Interest income on mortgage-backed securities decreased $2,000 to $6,000 for the quarterly period just ended due chiefly to a lower volume of the assets. Interest income from interest-bearing deposits and other decreased $76,000 or 45.2% to $92,000 for the quarter just ended primarily due to a decrease in the average rate earned on those assets, which decreased 161 basis points to 1.6% for the recently-ended quarterly period.

Interest expense on deposits increased $121,000 or 23.9% to $628,000 for the three months ended March 31, 2020, while interest expense on borrowings decreased $84,000 or 24.9% to $254,000 for the same period. The increase in interest expense on deposits was attributed primarily to an increase in the average rate paid on deposits, which increased 21 basis points to 1.27% for the recently ended quarter. The Company’s time deposits have increased overall, as new customers choose that particular deposit product and existing customers appear to have moved somewhat from savings and demand deposit accounts to certificates of deposit. The interest in time deposits began in response to the rising interest rate environment, which began in late 2015, but it has continued since the Federal Open Market Committee began reducing interest rates in mid-2019. Certificates of deposit usually bear a higher interest rate than demand deposits. During the three months ended March 31, 2020, average time deposits increased $10.9 million or 8.8% to $134.9 million, while the average cost of time deposits increased 25 basis points to 1.70% for the recently-ended period. The decrease in interest expense on borrowings was attributed to lower average rates paid on those funds, which decreased 71 basis points to 1.77% for the recent quarterly period, as the average outstanding balance increased $2.7 million or 4.9% to $57.3 million for the three months ended March 31, 2020 compared to the prior year quarterly period. Net interest spread decreased from 2.96% for the prior year quarterly period to 2.82% for the quarter ended March 31, 2020.

Provision for Losses on Loans

The Company recorded no provision for losses on loans during the three months ended March 31, 2020 and 2019.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-Month Periods Ended March 31, 2020 and 2019 (continued)

Non-interest Income

Non-interest income remained constant at $81,000 for the three months ended March 31, 2020 and 2019. Net gain on sales of loans increased $26,000 to $35,000 for the recently-ended quarterly period and was largely offset by valuation adjustment on REO and decreased other non-interest income for the current period. The Company recorded a valuation adjustment for REO of $12,000 during the three months just ended compared to no adjustment in the prior year period and a decrease of $18,000 or 31.0% in other non-interest income period to period was attributed to recognition of a gain of $13,000 on sale of assets recorded in the prior year period which did not reoccur in the recently-ended period.

Non-interest Expense

Non-interest expense decreased $67,000 or 3.1% and totaled $2.1 million for the three months ended March 31, 2020, primarily due to decreases in employee compensation and benefits, occupancy and equipment, voice and data communications and other non-interest expenses.

Employee compensation and benefits for the three months ended March 31, 2020 decreased $52,000 or 3.6% to $1.4 million primarily due to lower contributions to the Company’s Defined Benefit (“DB”) pension plan. DB pension contributions decreased $66,000 or 20.7% to $252,000 for the three-month period recently ended compared to the prior year period due to factors described above. Occupancy and equipment expenses decreased $30,000 or 17.6% to $141,000 for the recently ended three-month period, as reduced maintenance and repair costs were experienced for both buildings and equipment and depreciation expense declined period to period. Voice and data communications expenses decreased $26,000 or 48.1% to $28,000 for the recently ended period primarily due to upgraded data connections which provide better connectivity, faster data transfer speeds and a lower overall cost. Other non-interest expense decreased $34,000 or 16.7% to $170,000 primarily as a result of decreased FDIC insurance premiums. FDIC insurance premiums decreased from $21,000 for the three months ended March 31, 2019, to zero for the recently ended period, because the banks were able to utilize their SBAC during the period.

Somewhat offsetting the decreases in various non-interest expense items were increases in auditing and accounting and data processing expenses. Auditing and accounting expenses increased $42,000 to $52,000 for the quarter ended March 31, 2020, due to higher cost accruals during the period. Data processing increased $33,000 or 28.4% to $149,000 for the quarter just ended as the Company expanded its digital banking platform.

Federal Income Tax Expense

The Company recorded a federal income tax expense of $58,000 and $48,000 for the three months ended March 31, 2020 and 2019, respectively.  The effective tax rates for the quarterly periods ended March 31, 2020 and 2019, were 19.5% and 18.8%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2020 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

The information below updates, and should be read in conjunction with, the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended June 30, 2019 that we filed with the Securities and Exchange Commission on September 30, 2019. These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as presented below, there have been no material changes in the risk factors as discussed in our Form 10-K.

The recent global coronavirus (COVID-19) pandemic has led to periods of significant volatility in financial, commodities and other markets and could harm our business and results of operations.

In December 2019, a novel strain of coronavirus (COVID-19) was first reported in Wuhan, Hubei Province, China. Since then, COVID-19 infections have spread to additional countries including the United States. In March 2020, the World Health Organization declared COVID-19 to be a pandemic. Given the ongoing and dynamic nature of the circumstances, it is difficult to predict the impact of the coronavirus pandemic on our business, and there is no guarantee that our efforts to address or mitigate the adverse impacts of the coronavirus will be effective. The impact to date has included periods of significant volatility in financial, commodities and other markets. This volatility, if it continues, could have an adverse impact on our customers and on our business, financial condition and results of operations as well as our growth strategy.

Our business is dependent upon the willingness and ability of our customers to conduct banking and other financial transactions. The spread of COVID-19 has caused and could continue to cause severe disruptions in the U.S. economy at large, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally. In addition, recent actions by US federal, state and local governments to address the pandemic, including travel bans, stay-at-home orders and school, business and entertainment venue closures, may have a significant adverse effect on our customers and the markets in which we conduct our business. The extent of impacts resulting from the coronavirus pandemic and other events beyond our control will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus pandemic and actions taken to contain the coronavirus or its impact, among others.

Disruptions to our customers could result in increased risk of delinquencies, defaults, and foreclosures and losses on our loans. The escalation of the pandemic may also negatively impact regional economic conditions for a period of time, resulting in declines in local loan demand, liquidity of loan guarantors, loan collateral (particularly in real estate), loan originations and deposit availability. If the global response to contain COVID-19 escalates or is unsuccessful, we could experience a material adverse effect on our business, financial condition, results of operations and cash flows.

The spread of the COVID-19 outbreak and the governmental responses may disrupt banking and other financial activity in the areas in which we operate and could potentially create widespread business continuity issues for us.

The outbreak of COVID-19 and the US federal, state and local governmental responses may result in a disruption in the services we provide. We rely on our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services or experience interruptions in their ability to provide us with these services, it could negatively impact our ability to serve our customers. Furthermore, the coronavirus pandemic could negatively impact the ability of our employees and customers to engage in banking and other financial transactions in the geographic areas in which we operate and could create widespread business continuity issues for us. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to infection, quarantine or other effects and restrictions of a COVID-19 outbreak in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. If we are unable to promptly recover from such business disruptions, our business, financial condition and results of operations would be adversely affected. We also may incur additional costs to remedy damages caused by such disruptions, which could adversely affect our financial condition and results of operations.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2020.

Period	Total # of shares purchased	Average price paid per share (incl commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

January 1-31, 2020	–	$–	–	54,700
February 1-29, 2020	–	$–	–	54,700
March 1-31, 2020	25,800	$6.31	25,800	28,900

(1) On December 19, 2018, the Company announced that it had substantially completed its program initiated on January 16, 2014 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended March 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 14, 2020	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 14, 2020	By:	/s/ R. Clay Hulette
R. Clay Hulette Vice President and Chief Financial Officer