Form 10-K
period 2020-06-30
Kentucky First Federal Bancorp
filed 2020-09-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2020

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by nonaffiliates was $23.7 million as of December 31, 2019.

Number of shares of common stock outstanding as of September 24, 2020: 8,252,215

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2020. (Part II)
2.	Portions of Proxy Statement for the 2020 Annual Meeting of Stockholders. (Part III)

i

PART I

Item 1.  Business.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), and the other matters mentioned in Item 1A of this Annual Report on Form 10-K. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

At June 30, 2020, Kentucky First had total assets of $321.1 million, deposits of $212.3 million and stockholders’ equity of $51.9 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office located at 655 Main Street, Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2020, First Federal of Hazard had total assets of $82.1 million, net loans of $74.1 million, total mortgage-backed and other securities of $162,000, deposits of $47.9 million and total capital of $18.3 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2020, First Federal of Kentucky had total assets of $241.7 million, net loans of $211.7 million, total mortgage-backed and other securities of $978,000, deposits of $168.8 million and total capital of $30.8 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, per capita personal income in Perry County averaged $38,523 in 2018, compared to personal income of $42,458 in Kentucky and $54,446 in the United States. Total population in Perry County has declined approximately 1,560 or 5.5% over the last four years to approximately 26,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of education and health services (26.0%), the trade, transportation and utilities industry (20.3%), professional and business services (7.8%), and financial activities (2.8%). During the last five years, the unemployment rate (not seasonally adjusted) has been higher than most regions, and in July 2020, was 9.8%, compared to 6.2% in Kentucky and 10.5% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 51,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is government, which employs about 36.3% of the workforce followed by the education and health services sector (9.9%), followed by the trade, transportation and utilities sector (9.7%), professional and business services (9.4%), leisure and hospitality industries (8.6%), and manufacturing (8.4%.). The unemployment rate was 6.3% for July 2020 after having experienced an unemployment rate which had ranged from 4.4% to 9.0% in prior years. The per capita income in Franklin County for 2018 averaged $41,760.

Boyle County has a population of approximately 30,000. The education and health services sector, which employs about 21.7% of the work force, is the largest employer, while the trade, transportation and utilities sector and manufacturing sector are the next largest employers with approximately 18.6% and 13.3% of the workforce, respectively. Centre College is one of the larger employers in the community. The unemployment rate was 7.5% in July 2020, while the per capita income in Boyle County for 2018 (the most recent period for which information is available) averaged $37,780.

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

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2020, residential mortgage loans totaled $238.9 million, or 83.1%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of First Federal of Kentucky’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2020, the Company’s loan portfolio included $208.6 million in adjustable-rate residential mortgage loans, or 72.6%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. At June 30, 2020, construction loans totaled $4.0 million, or 1.4%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2020, multi-family loans totaled $12.4 million, or 4.3%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, and properties used for other purposes. At June 30, 2020, nonresidential totaled $36.6 million, or 12.8% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2020, commercial non-mortgage loans totaled $2.2 million, or 0.8%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2020, our consumer loan balance totaled $9.6 million, or 3.3%, of our total loan portfolio. Of the consumer loan balance at June 30, 2020, $7.6 million were home equity loans, $1.2 million were loans secured by savings deposits and $710,000 were automobile or unsecured loans. Our home equity loans are made on the security of residential real estate and have terms of up to 15 years. Most of our home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, although we do offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. Our home equity loans require the monthly payment of 1.0% to 2% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. Home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2020, the total outstanding home equity loans amounted to 2.7% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2020, loans on savings accounts totaled 0.4% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2019, totaled 0.3% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2020, $12.1 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management. Each Bank’s loan committee can approve or deny loans on one- to four-family properties totaling $500,000 or less. First Federal of Hazard’s loan committee consists of its two senior officers, while First Federal of Kentucky’s loan approval process allows for various combinations of experienced bank officers to approve or deny loans which are one- to four-family properties. Loans that do not conform to this criteria must be submitted to the Board of Directors or Loan Committee composed of at least three directors, for approval.

It is the Company’s practice to record a lien on the real estate securing a loan. The Banks generally do not require title insurance, although it may be required for loans made in certain programs. The Banks do require fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area.

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2020, the regulatory limit on loans to one borrower was $4.6 million for First Federal of Hazard and $2.8 million for First Federal of Kentucky. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2020, no commitment losses were reflected in a separate liability.

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

At June 30, 2020, our investment portfolio consisted of a single agency bond and mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $2.6 million at June 30, 2020. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2020, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $2.5 million and $7.3 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2020, the latest date for which data is available, First Federal of Hazard had a deposit market share of 8.3% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) 1st Trust Bank, Inc., and Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) had Perry County deposit market shares of 37.2%, 28.4% and 24.8%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2020, First Federal of Kentucky had deposit market share of 8.5%, 7.4% and 18.1% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 23.9%, Wesbanco Bank, Inc. (Wesbanco) at 20.0% and Community Trust Bancorp, Inc., (Community Trust Bank) at 7.5% market share in the three-county area. Wesbanco Bank, Inc., Boyle Bancorp, Inc., and Community Trust Bancorp, Inc. had assets at June 30, 2020, of $16.8 billion, $746.3 million and $50.0 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($1.4 billion in assets) and the Kentucky Employees Credit Union ($81.2 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2020, we had 61 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Savings and loan holding companies with less than $1 billion in assets are not subject to specific regulatory capital requirements. The Dodd-Frank Act, however, requires the Federal Reserve Board to promulgate consolidated capital requirements for depository institution holding companies, including savings and loan holding companies that are no less stringent, both quantitatively and in terms of components of capital, than those applicable to institutions themselves. Certain community banks and holding companies (which include the Company, Frankfort First, First Federal of Kentucky and First Federal of Hazard) that satisfy certain qualifying criteria, including having less than $10 billion in average total consolidated assets and a leverage ratio (referred to as the “community bank leverage ratio”) of greater than 9%, were eligible to opt-in to the CBLR framework. The CBLR ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets as reported on the banking organization’s applicable regulatory filings. The Banks elected to utilize the CBLR framework effective for the quarter ended March 31, 2020. As of June 30, 2020, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the minimum required capital amounts for capital adequacy. See Note K-Stockholders’ Equity and Regulatory Capital in notes to financial statements.

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

A savings institution that fails the qualified thrift lender test is subject to certain operating restrictions. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action and dividend limitations. At June 30, 2020, First Federal of Hazard and First Federal of Kentucky each met the qualified thrift lender test.

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

 Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2020, of $2.0 million and $4.5 million, respectively.

 Federal Reserve System. Pursuant to regulations of the Federal Reserve Board, a financial institution must maintain average daily reserves equal to 3% on transaction accounts of between $15.5 million and $115.2 million, plus 10% on the remainder. The first $15.5 million of transaction accounts are exempt. These percentages are subject to adjustment by the Federal Reserve Board. Because required reserves must be maintained in the form of vault cash or in a noninterest-bearing account at the Federal Reserve Bank, the effect of the reserve requirement is to reduce the amount of the institution’s interest-earning assets. As of June 30, 2020, the Banks met their reserve requirements.

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

Capital Requirements. Savings and loan holding companies historically have not been subject to specific regulatory capital requirements. However, in July 2013, the Federal Reserve Board approved a new rule that implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule established consolidated capital requirements for many savings and loan holding companies, including the Company. See “Regulation and Supervision—Regulation of Federal Savings Institutions – Capital Requirements,” above, as well as discussion about the Community Bank Leverage Ratio in Note K-Stockholders’ Equity and Regulatory Capital of Notes to Consolidated Financial Statements.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive receipt of our dividends from Kentucky First. The Dodd-Frank Act addresses the issue of dividend waivers in the context of the transfer of the supervision of savings and loan holding companies to the Federal Reserve Board. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Dodd-Frank Act indicates that the Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. The Federal Reserve Board will not consider the amount of dividends waived by the mutual holding company in determining an appropriate exchange ratio in the event of a full conversion to stock form. Beginning with the dividend paid in September 2012, First Federal MHC has annually sought member approval to obtain a waiver from the Federal Reserve Board to waive the MHC’s dividends from the Company. This effort has been successful each year, including an approval in 2020, which will cover quarterly dividends of $0.10 per common share through May 2021. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2016 and later. The federal statutory tax rate was 21% for the fiscal years ended June 30, 2020 and 2019.

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

First Federal of Hazard and First Federal of Kentucky are exempt from both the Kentucky corporation income tax and corporation license tax. However, both institutions are instead subject to the Savings and loan tax, an annual tax imposed on federally or state-chartered savings and loan associations, savings banks and other similar institutions operating in Kentucky. The tax is 0.1% of taxable capital stock held as of January 1 each year. Taxable capital stock includes an institution’s undivided profits, surplus and general reserves plus savings accounts and paid-up stock less deductible items. Deductible items include certain exempt federal obligations and Kentucky municipal bonds. Financial institutions which are subject to tax both within and without Kentucky must apportion their net capital.

On March 26, 2019, HB 354 was enacted which sunsets the Savings and loan tax after 2021 and subjects financial institutions to the corporate income tax beginning January 1, 2021. Effective January 1, 2021, the Savings and loan tax will no longer apply to financial institutions.

Item 1A. Risk Factors.

Rising interest rates may hurt our profits and asset values.

In response to the Covid-19 virus pandemic, the Federal Reserve Board’s Open Market Committee (“FOMC”) decreased interest rates to near zero in March 2020. The low interest rate environment remained in effect at June 30, 2020, and the FOMC announced at its September 2020 meeting that it expects interest rates to remain low through 2023.

If interest rates rise, our net interest income may decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities, increases more quickly than interest income earned on interest-earning assets, such as loans and investments. In addition, rising interest rates may hurt our income because of reduced demand for new loans, the demand for refinancing loans and the interest and fee income earned on new loans and refinancings. While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

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

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation were: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

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

Approximately 95.9% of our loan portfolio at June 30, 2020 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

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

Return on average equity, which equals net income divided by average equity, is a ratio used by many investors to compare the performance of a particular company with other companies. For the year ended June 30, 2020, our return on average equity was -19.0%. We may manage excess capital through a stock repurchase program when cash availability and market prices make such purchases appropriate. Our goal of generating a return on average equity that is competitive with other publicly-held subsidiaries of mutual holding companies, by increasing earnings per share and book value per share, without assuming undue risk, could take a number of years to achieve, and we cannot assure that our goal will be attained. Consequently, you should not expect a competitive return on average equity in the near future. Failure to achieve a competitive return on average equity might make an investment in our common stock unattractive to some investors and might cause our common stock to trade at lower prices than comparable companies with higher returns on average equity.

We may be subject to more stringent capital requirements.

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to First Federal of Hazard, First Federal of Kentucky and Kentucky First. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for First Federal of Hazard, First Federal of Kentucky and Kentucky First on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2020, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts according to the Community Bank Leverage Ratio regulations and we believe they also meet the fully-phased in minimum capital requirements. See Note K-Stockholders’ Equity and Regulatory Capital of Notes to Consolidated Financial Statements.

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

First Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the third quarter of 2021. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

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

The Financial Accounting Standards Board (“FASB”) has adopted a new accounting standard that will be effective for the Kentucky First, First Federal of Hazard and First Federal of Kentucky for our fiscal year beginning July 1, 2023. This standard, referred to as Current Expected Credit Loss, or CECL, will require financial institutions to determine periodic estimates of lifetime expected credit losses on loans, and provide for the expected credit losses as allowances for loan losses. This will change the current method of providing allowances for loan losses that are probable, which we expect could require us to increase our allowance for loan losses, and will likely greatly increase the data we would need to collect and review to determine the appropriate level of the allowance for loan losses. Any increase in our allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on our financial condition and results of operations.

If we are required to impair our goodwill, intangibles, or other long lived assets, our financial condition and results of operations would be adversely affected.

Pursuant to Accounting Standards Codification ("ASC") 350, Intangibles - Goodwill and Other and ASC 360, Property, Plant and Equipment, we are required to perform an annual impairment review of goodwill, intangibles and other long lived assets which could result in an impairment charge if it is determined that the carrying value of the assets are in excess of the fair value. We perform the impairment test annually during our fourth fiscal quarter. Goodwill, intangibles and other long lived assets are also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as changes in the variables associated with the judgments, assumptions and estimates made in assessing the appropriate fair value indicate the carrying amount of certain assets may not be recoverable, the assets are evaluated for impairment. If actual operating results differ from these assumptions, it may result in an asset impairment. As of June 30, 2020, management early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the required method for estimating the fair value of the Company. During its most recent evaluation, management identified the existence of and recorded a $13.6 million impairment charge. Future write-downs of intangibles and other long lived assets could affect certain of the financial covenants under our debt agreements, could restrict our financial flexibility, and would impact our results of operations.

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or stay-at-home orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. Local jurisdictions have subsequently lifted stay-at-home orders and moved to phased reopening of businesses, although capacity restrictions and health and safety recommendations that encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

The outbreak has adversely impacted and is likely to further adversely impact our workforce and operations and the operations of our borrowers, customers and business partners. In particular, we may experience financial losses due to a number of operational factors impacting us or our borrowers, customers or business partners, including but not limited to:

●	Demand for our products and services may decline, making it difficult to grow assets and income;
●	Credit losses resulting from financial stress being experienced by our borrowers as a result of the outbreak and related governmental actions, particularly in the hospitality, energy, retail and restaurant industries, but across other industries as well;
●	If the economy is unable to substantially reopen, and high levels of unemployment continue for an extended period of time, loan delinquencies, problem assets, and foreclosures may increase, resulting in increased charge-offs and reduced income;
●	Collateral for loans, especially real estate, may decline in value, which could cause loan losses to increase;
●	Our allowance for loan losses may have to be increased if borrowers experience financial difficulties beyond forbearance periods, which will adversely affect our net income;
●	The net worth and liquidity of loan guarantors may decline, impairing their ability to honor commitments to us;
●	As the result of the decline in the Federal Reserve Board’s target federal funds rate, the yield on our assets may decline to a greater extent than the decline in our cost of interest-bearing liabilities, reducing our net interest margin and spread and reducing net income;
●	A material decrease in net income or a net loss over several quarters could result in a decrease in the rate of our quarterly cash dividend;
●	Operational failures due to changes in our normal business practices necessitated by the outbreak and related governmental actions.
●	Increased cyber and payment fraud risk, as cybercriminals attempt to profit from the disruption, given increased online and remote activity;
●	A prolonged weakness in economic conditions resulting in a reduction of future projected earnings could result in our recording a valuation allowance against our current outstanding deferred tax assets;
●	We rely on third party vendors for certain services and the unavailability of a critical service due to the COVID-19 outbreak could have an adverse effect on us; and
●	Federal Deposit Insurance Corporation premiums may increase if the agency experiences additional resolution costs.

The pandemic has introduced increasing uncertainty around the local and national economy. Regulatory treatment of loan deferrals has been changed to encourage loan deferrals. Although the deferrals may lessen credit losses in the long run, they make our credit metrics less transparent, timely and useful. The increased volume of loan related work including processing deferrals, processing PPP loan requests and changing regulations increases inherent credit risks, and loans with deferred payments are more likely to default in the future. The Company believes there could be potential stresses on liquidity management as a direct result of the COVID-19 pandemic. As customers manage their own liquidity stress, we could experience an increase in the utilization of existing lines of credit.

The spread of COVID-19 has caused us to modify our business practices (including restricting employee travel, and developing work from home and social distancing plans for our employees), and we may take further actions as may be required by government authorities or as we determine are in the best interests of our employees, customers and business partners. There is no certainty that such measures will be sufficient to mitigate the risks posed by the virus or will otherwise be satisfactory to government authorities.

The extent to which the coronavirus outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s global economic impact, including the availability of credit, adverse impacts on our liquidity and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, the ultimate impact of the outbreak is highly uncertain and subject to change. We do not yet know the full extent of the impacts on our business, our operations or the global economy as a whole.

Item 1B. Unresolved Staff Comments.

None.

Item 2.  Properties.

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2020.

	Year Opened/Acquired	Owned or Leased	Net Book Value at June 30, 2020	Approximate Square Footage
	(Dollars in thousands)

First Federal of Hazard Main Office:
655 Main Street Hazard, Kentucky 41701	2016	Owned	$718	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	891	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	840	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	468	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	450	8,700

120 Skywatch Drive
Danville, Kentucky 40422	2012	Owned	723	2,300

208 Lexington Street
Lancaster, Kentucky 40444	2012	Owned	454	4,300

The net book value of our investment in premises and equipment was $4.9 million at June 30, 2020. See Note E of Notes to Consolidated Financial Statements.

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

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2020 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)	Not applicable.

(c)	The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2020.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)

April 2020
Beginning date: April 1
Ending date: April 30	—	—	—	18,900

May 2019
Beginning date: May 1
Ending date: May 31	—	—	—	18,900

June 2019
Beginning date: June 1
Ending date: June 30	10,000	$6.72	10,000	18,900

Total	10,000	$6.72	10,000	18,900

(1)	On December 19, 2018, the Company announced a program (its eighth) to repurchase up to 150,000 shares of its Common Stock.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2020, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2020, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11.  Executive Compensation.

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2020.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	—	—

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

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of June 30, 2020 and 2019

Consolidated Statements of Income for the Years Ended June 30, 2020 and 2019

Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2020 and 2019

Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2020 and 2019

Consolidated Statements of Cash Flows for the Years Ended June 30, 2020 and 2019

Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
4.2	Description of Kentucky First Federal Bancorp’s Common Stock Registered Under Section 12 of the Securities and Exchange Act of 1934
10.1[5]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[5]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.3[5]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[5]	Employment Agreement between First Federal Savings Bank of Kentucky and R. Clay Hulette, as amended†
10.5[5]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[5]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[5]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[5]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.9[6]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.10[7]	Form of Restricted Stock Award Agreement†
10.11[7]	Form of Incentive Stock Option Award Agreement†
10.12[7]	Form of Non-Statutory Option Award Agreement†
10.13[8]	Employment Agreement by and between Kentucky First Federal Bancorp and William H. Johnson†
10.14[8]	Employment Agreement by and between First Federal Savings Bank of Kentucky and William H. Johnson†
10.15	Employment Agreement by and between First Federal Savings and Loan of Hazard and Jamie S. Coffey†
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2020
21	Subsidiaries
23.1	Consent of BKD, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Form 8-K filed on September 28, 2020 (File No. 000-51176).
(5)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(6)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(7)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16.  Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2020	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 28, 2020
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2020
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 28, 2020
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 28, 2020
Stephen G. Barker
Director

/s/ Walter G. Ecton, Jr.	September 28, 2020
Walter G. Ecton, Jr.
Director

/s/ William D. Gorman, Jr.	September 28, 2020
William D. Gorman, Jr.
Director

/s/ David R. Harrod	September 28, 2020
David R. Harrod
Director

/s/ William H. Johnson	September 28, 2020
William H. Johnson
Director