Form 10-K/A
period 2020-06-30
Kentucky First Federal Bancorp
filed 2020-09-30
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

i

EXPLANATORY NOTE

We are filing this Amendment No. 1 (the “Amendment”) to amend our annual report on Form 10-K for the year ended June 30, 2020, as filed with the U.S. Securities and Exchange Commission on September 28, 2020 (“Original Filing”). This amendment is being filed for the sole purpose of amending the Report of Independent Registered Public Account Firm in Part II, Item 8 of the Original Filing and the Consent of BKD, LLP in Exhibit 23.1 of the Original Filing. The electronic signature “/s/” was inadvertently omitted from the signature line of BKD, LLP in the Report of Independent Registered Public Accounting Firm. The electronic signature “/s/ BKD, LLP” was inadvertently omitted from the signature line in the Consent of BKD, LLP. This Amendment makes no changes to the financial statements included in the Original Filing, does not reflect any subsequent developments or events, and, except as specifically described in this Explanatory Note, does not modify or update any information in the Original Filing. For convenience and ease of reference, this Amendment includes the Original Filing in its entirety (except for signatures) with such changes.

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

KENTUCKY FIRST FEDERAL BANCORP

September 30, 2020	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer