Form 10-Q
period 2020-09-30
Kentucky First Federal Bancorp
filed 2020-11-16
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2020, the latest practicable date, the Corporation had 8,244,215 shares of $.01 par value common stock outstanding.

i

PART I

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	September 30,	June 30,
	2020	2020
ASSETS

Cash and due from financial institutions	$1,906	$1,662
Interest-bearing demand deposits	15,210	12,040
Cash and cash equivalents	17,116	13,702

Time deposits in other financial institutions	1,241	2,229
Securities available-for-sale	36	541
Securities held-to-maturity, at amortized cost- approximate fair value of $582 and $611 at September 30, 2020 and June 30, 2020, respectively	564	598
Loans held for sale	1,035	667
Loans, net of allowance of $1,536 and $1,488 at September 30, 2020 and June 30, 2020, respectively	290,509	285,887
Real estate owned, net	679	640
Premises and equipment, net	4,863	4,916
Federal Home Loan Bank stock, at cost	6,498	6,498
Accrued interest receivable	700	830
Bank-owned life insurance	2,614	2,594
Goodwill	947	947
Prepaid federal income taxes	–	135
Prepaid expenses and other assets	882	952

Total assets	$327,684	$321,136

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$215,102	$212,273
Federal Home Loan Bank advances	58,392	54,715
Advances by borrowers for taxes and insurance	1,084	800
Accrued interest payable	24	27
Accrued federal income taxes	95	–
Deferred income taxes	593	837
Other liabilities	565	573
Total liabilities	275,855	269,225

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,963	34,981
Retained earnings	19,873	19,932
Unearned employee stock ownership plan (ESOP), 24,262 shares and 28,931 shares at September 30, 2020 and June 30, 2020, respectively	(243)	(289)
Treasury shares at cost, 351,849 and 342,849 common shares at September 30, 2020 and June 30, 2020, respectively	(2,850)	(2,801)
Accumulated other comprehensive income	–	2
Total shareholders’ equity	51,829	51,911

Total liabilities and shareholders’ equity	$327,684	$321,136

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2020	2019
Interest income
Loans, including fees	$2,976	$3,172
Mortgage-backed securities	4	6
Other securities	3	6
Interest-bearing deposits and other	46	144
Total interest income	3,029	3,328

Interest expense
Interest-bearing demand deposits	7	5
Savings	59	52
Certificates of Deposit	448	531
Deposits	514	588
Borrowings	125	359
Total interest expense	639	947
Net interest income	2,390	2,381
Provision for loan losses	84	59
Net interest income after provision for loan losses	2,306	2,322

Non-interest income
Earnings on bank-owned life insurance	20	19
Net gain on sales of loans	58	6
Net gain on sales of real estate owned	1	–
Other	49	49
Total non-interest income	128	74
Non-interest expense
Employee compensation and benefits	1,343	1,360
Occupancy and equipment	138	143
FDIC insurance premiums	57	14
Voice and data communications	21	61
Advertising	37	48
Outside service fees	63	51
Data processing	147	105
Auditing and accounting	40	47
Franchise and other taxes	65	65
Foreclosure and real estate owned expenses (net)	17	34
Other	155	174
Total non-interest expense	2,083	2,102

Income before income taxes	351	294

Income tax expense	66	60

NET INCOME	$285	$234

EARNINGS PER SHARE
Basic and diluted	$0.04	$0.03
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2020	2019

Net income	$285	$234

Other comprehensive income, net of tax:
Unrealized holding gains on securities designated as available-for-sale, net of taxes of $(1), and $0 during the respective periods	(2)	–
Comprehensive income	$283	$234

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

September 30, 2020

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2020	$86	$34,981	$19,932	$(289)	$(2,801)	$2	$51,911

Net income	–	–	285	–	–	–	285
Allocation of ESOP shares	–	(18)	–	46	–	–	28
Acquisition of shares for Treasury	–	–	–	–	(49)	–	(49)
Other comprehensive income						(2)	(2)
Cash dividends of $0.10 per common share	–	–	(344)	–	–	–	(344)

Balance at September 30, 2020	$86	$34,963	$19,873	$(243)	$(2,850)	$–	$51,829

September 30, 2019

				Unearned
				employee
				stock		Accumulated
		Additional		ownership		other
	Common	paid-in	Retained	plan	Treasury	comprehensive
	stock	capital	earnings	(ESOP)	shares	income	Total

Balance at June 30, 2019	$86	$35,056	$33,867	$(476)	$(2,259)	$4	$66,278

Net income	–	–	234	–	–	–	234
Allocation of ESOP shares	–	(34)	–	47	–	–	13
Acquisition of shares for treasury	–	–	–	–	(151)	–	(151)
Other comprehensive income	–	–	–	–	–	–	–
Cash dividends of $0.10 per common share	–	–	(334)	–	–	–	(334)

Balance at September 30, 2019	$86	$35,022	$33,767	$(429)	$(2,410)	$4	$66,040

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2020	2019

Cash flows from operating activities:
Net income	$285	$234
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	72	74
Accretion of purchased loan credit discount	(15)	(28)
Amortization of purchased loan premium	2	3
Amortization of deferred loan origination costs (fees)	10	23
Amortization of premiums on investment securities	2	–
Net gain on sale of loans	(58)	(6)
Net gain on sale of real estate owned	(1)	–
ESOP compensation expense	28	13
Earnings on bank-owned life insurance	(20)	(19)
Provision for loan losses	84	59
Origination of loans held for sale	(1,613)	(586)
Proceeds from loans held for sale	1,303	151
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	130	15
Prepaid expenses and other assets	70	(4)
Accrued interest payable	(3)	1
Other liabilities	(8)	25
Federal income taxes	(13)	63
Net cash provided by operating activities	255	18

Cash flows from investing activities:
Maturities of time deposits in other financial institutions	988	3,497
Securities maturities, prepayments and calls:
Held to maturity	32	92
Available for sale	502	1
Loans originated for investment, net of principal collected	(4,899)	984
Proceeds from sale of real estate owned	159	44
Additions to real estate owned	(1)	(4)
Additions to premises and equipment, net	(19)	(53)
Net cash provided by (used in) investing activities	(3,238)	4,561

Cash flows from financing activities:
Net increase in deposits	2,829	243
Payments by borrowers for taxes and insurance, net	284	287
Proceeds from Federal Home Loan Bank advances	17,900	4,000
Repayments on Federal Home Loan Bank advances	(14,223)	(6,330)
Treasury stock purchased	(49)	(151)
Dividends paid on common stock	(344)	(334)
Net cash provided by (used in) financing activities	6,397	(2,285)

Net increase in cash and cash equivalents	3,414	2,294

Beginning cash and cash equivalents	13,702	9,861

Ending cash and cash equivalents	$17,116	$12,155

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2020	2019

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Federal income taxes	$75	$–

Interest on deposits and borrowings	$642	$946

Transfers of loans to real estate owned, net	$196	$295

Loans made on sale of real estate owned	$–	$–

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2020

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2020, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2020 filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Kentucky (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation.

Reclassifications - Certain amounts presented in prior periods may have been reclassified to conform to the current period presentation. Such reclassifications had no impact on prior years’ net income or shareholders’ equity.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

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

FASB ASC 820 – In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement. This guidance reduces the level of detail surrounding the processes used by the Company in determining the fair value of some of its assets. The Company adopted this ASU effective July 1, 2020, with no material impact to the financial statements.

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

September 30, 2020

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2020	2019

Net income allocated to common shareholders, basic and diluted	$285,000	$234,000

Earnings per share, basic and diluted	$0.04	$0.03

Weighted average common shares outstanding, basic and diluted	8,222,813	8,277,502

There were no stock option shares outstanding for the three-month periods ended September 30, 2020 and 2019.

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2020 and June 30, 2020, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2020
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency mortgage-backed: residential	$36	$–	$–	$36

Held-to-maturity Securities
Agency mortgage-backed: residential	$564	$21	$3	$582

	June 30, 2020
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value

Available-for-sale Securities
Agency bonds	$500	$3	$–	$503
Agency mortgage-backed: residential	38	–	–	38
	$538	$3	$–	$541

Held-to-maturity Securities
Agency mortgage-backed: residential	$598	$16	$3	$611

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

3. Investment Securities (continued)

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $1.9 million and $1.9 million at September 30, 2020 and June 30, 2020, respectively.

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

4. Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2020	2020

Residential real estate
One- to four-family	$221,659	$222,489
Multi-family	14,503	12,373
Construction	4,769	4,045
Land	912	765
Farm	2,506	2,354
Nonresidential real estate	35,681	33,503
Commercial nonmortgage	2,608	2,214
Consumer and other:
Loans on deposits	1,280	1,245
Home equity	7,396	7,645
Automobile	74	67
Unsecured	657	675
	292,045	287,375
Allowance for loan losses	(1,536)	(1,488)
	$290,509	$285,887

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$671	$(1)	$–	$–	$670
Multi-family	184	33	–	–	217
Construction	6	1	–	–	7
Land	1	–	–	–	1
Farm	4	1	–	–	5
Nonresidential real estate	405	13	–	–	418
Commercial nonmortgage	3	1	–	–	4
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	38	45	7	11
Automobile	–	–	–	–	–
Unsecured	1	(2)	–	2	1
Unallocated	200	–	–	–	200
Totals	$1,488	$84	$45	$9	$1,536

 The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2019:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance

Residential real estate:
One- to four-family	$685	$66	$65	$–	$686
Multi-family	200	(7)	–	–	193
Construction	6	–	–	–	6
Land	1	–	–	–	1
Farm	6	–	–	–	6
Nonresidential real estate	336	3	–	–	339
Commercial nonmortgage	5	–	–	–	5
Consumer and other:
Loans on deposits	3	(1)	–	–	2
Home equity	14	(2)	–	–	12
Automobile	–	–	–	–	–
Unsecured	–	–	–	–	–
Unallocated	200	–	–	–	200
Totals	$1,456	$59	$65	$–	$1,450

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2020. The recorded investment in loans excludes accrued interest receivable due to immateriality.

September 30, 2020:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,894	$736	$4,630	$–	$–	$–
Multi-family	665	–	665	–	–	–
Construction	63	–	63	–	–	–
Farm	292	–	292	–	–	–
Nonresidential real estate	654	–	654	–	–	–
	5,568	736	6,304	–	–	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$217,029	$670	$–	$670
Multi-family			13,838	217	–	217
Construction			4,706	7	–	7
Land			912	1	–	1
Farm			2,214	5	–	5
Nonresidential real estate			35,027	418	–	418
Commercial nonmortgage			2,608	4	–	4
Consumer:
Loans on deposits			1,280	2	–	2
Home equity			7,396	11	–	11
Automobile			74	–	–	–
Unsecured			657	1	–	1
Unallocated			–	–	200	200
			285,741	1,336	200	1,536
			$292,045	$1,336	$200	$1,536

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2020.

June 30, 2020:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,983	$751	$4,734	$–	$–	$–
Multi-family	671	–	671	–	–	–
Construction	63	–	63	–	–	–
Farm	309	–	309	–	–	–
Nonresidential real estate	660	–	660	–	–	–
	5,686	751	6,437	–	–	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$217,755	$671	$–	$671
Multi-family			11,702	184	–	184
Construction			3,982	6	–	6
Land			765	1	–	1
Farm			2,045	4	–	4
Nonresidential real estate			32,843	405	–	405
Commercial nonmortgage			2,214	3	–	3
Consumer:
Loans on deposits			1,245	2	–	2
Home equity			7,645	11	–	11
Automobile			67	–	–	–
Unsecured			675	1	–	1
Unallocated			–	–	200	200
			280,938	1,288	200	1,488
			$287,375	$1,288	$200	$1,488

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended September 30:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2020			2019
With no related allowance recorded:
One- to four-family	$3,938	$47	$47	$3,694	$34	$34
Multi-family	668	6	6	683	11	11
Construction	63	–	–	–	–	–
Farm	301	23	23	310	–	–
Nonresidential real estate	657	3	3	705	7	7
Purchased credit-impaired loans	744	14	14	926	18	18
	6,371	93	93	6,318	70	70
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,371	$93	$93	$6,318	$70	$70

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2020 and June 30, 2020:

	September 30, 2020		June 30, 2020
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing

Residential real estate:
One- to four-family residential real estate	$4,343	$786	$4,458	$1,135
Multifamily	665	–	671	–
Construction	63	–	63	–
Farm	292	–	309	–
Nonresidential real estate and land	654	–	660	–
Commercial and industrial	–	–	4	–
Consumer	50	9	95	–
	$6,067	$795	$6,260	$1,135

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

4. Loans receivable (continued)

One- to four-family loans in process of foreclosure totaled $563,000 and $694,000 at September 30, 2020 and June 30, 2020, respectively.

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of September 30, 2020, the Banks had granted deferrals to 96 loans totaling $18.1 million. At September 30, 2020, 81 loans totaling $16.2 million had completed their approved deferral periods and $16.0 million or 98.6% had returned to normal repayment status. At September 30, 2020, 15 loans totaling $1.9 million remained on their original deferral periods.

At September 30, 2020 and June 30, 2020, the Company had $1.8 million and $1.9 million of loans classified as TDRs, respectively. Of the TDRs at September 30, 2020, approximately 23.7% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the three months ended September 30, 2020, the Company had no loans restructured as TDRs.

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

The following table summarizes TDR loan modifications that occurred during the three months ended September 30, 2019, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings

Three months ended September 30, 2019
Residential real estate:
Terms extended and additional funds advanced	$120	$–	$120

No TDRs defaulted during the three-month periods ended September 30, 2020 or 2019.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2020, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$3,227	$2,319	$5,546	$216,113	$221,659
Multi-family	–	–	–	14,503	14,503
Construction	36	63	99	4,670	4,769
Land	–	–	–	912	912
Farm	105	–	105	2,401	2,506
Nonresidential real estate	99	251	350	35,331	35,681
Commercial non-mortgage	–	–	–	2,608	2,608
Consumer and other:
Loans on deposits	–	–	–	1,280	1,280
Home equity	306	54	360	7,036	7,396
Automobile	1	–	1	73	74
Unsecured	4	–	4	653	657
Total	$3,778	$2,687	$6,465	$285,580	$292,045

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2020, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate:
One-to four-family	$2,546	$2,670	$5,216	$217,273	$222,489
Multi-family	–	–	–	12,373	12,373
Construction	192	63	255	3,790	4,045
Land	–	–	–	765	765
Farm	107	309	416	1,938	2,354
Nonresidential real estate	57	253	310	33,193	33,503
Commercial nonmortgage	–	–	–	2,214	2,214
Consumer:
Loans on deposits	–	–	–	1,245	1,245
Home equity	255	90	345	7,300	7,645
Automobile	–	–	–	67	67
Unsecured	–	–	–	675	675
Total	$3,157	$3,385	$6,542	$280,833	$287,375

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful

Residential real estate:
One- to four-family	$214,552	$703	$6,404	$–
Multi-family	13,838	–	665	–
Construction	4,706	–	63	–
Land	912	–	–	–
Farm	2,214	–	292	–
Nonresidential real estate	33,713	943	1,025	–
Commercial nonmortgage	2,608	–	–	–
Consumer:
Loans on deposits	1,280	–	–	–
Home equity	7,294	37	65	–
Automobile	74	–	–	–
Unsecured	652	–	5	–
	$281,843	$1,683	$8,519	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

4. Loans receivable (continued)

At June 30, 2020, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful

Residential real estate:
One- to four-family	$215,010	$742	$6,737	$–
Multi-family	11,702	–	671	–
Construction	3,982	–	63	–
Land	765	–	–	–
Farm	2,045	–	309	–
Nonresidential real estate	31,529	939	1,035	–
Commercial nonmortgage	2,188	–	26	–
Consumer:
Loans on deposits	1,245	–	–	–
Home equity	7,505	39	101	–
Automobile	67	–	–	–
Unsecured	670	–	5	–
	$276,708	$1,720	$8,947	$–

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $351,000 and $351,000 at September 30, 2020 and June 30, 2020, respectively, is as follows:

(in thousands)	September 30, 2020	June 30, 2020

One- to four-family residential real estate	$736	$751

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Three months ended September 30, 2020	Twelve months ended June 30, 2020

Balance at beginning of period	$447	$544
Accretion of income	(15)	(97)
Disposals, net of recoveries	–	–
Balance at end of period	$432	$447

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2020, nor for the three-month period ended September 30, 2020. Neither were any allowance for loan losses reversed during those periods.

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

September 30, 2020

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

September 30, 2020
Agency mortgage-backed: residential	$36	$–	$36	$–
June 30, 2020
Agency bonds	$503	$–	$503	$–
Agency mortgage-backed: residential	38	–	38	–
	$541	$–	$541	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

June 30, 2020
Other real estate owned, net
One- to four-family	$465	$–	$–	$465

There were no impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at September 30, 2020, or at June 30, 2020. There was a charge off of $8,000 for the three-month period ended September 30, 2019.

There was no other real estate owned written down during the three-months ended September 30, 2020 or 2019. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $577,000 at September 30, 2020.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at September 30, 2020 and June 30, 2020:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
June 30, 2020	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
One- to four-family	$465	Sales comparison approach	Adjustments for differences between comparable sales	-2.7% to 41.2% (20.4%)

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2020 and June 30, 2020 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2020 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$17,116	$17,116			$17,116
Time deposits in other financial institutions	1,241	1,254			1,254
Available-for-sale securities	36		$36		36
Held-to-maturity securities	564		582		582
Loans held for sale	1,035			$1,064	1,064
Loans receivable - net	290,509			300,232	300,232
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	700		700		700

Financial liabilities
Deposits	$215,102	$84,030	$131,898		215,928
Federal Home Loan Bank advances	58,392		59,140		59,140
Advances by borrowers for taxes and insurance	1,084		1,084		1,084
Accrued interest payable	24		24		24

		Fair Value Measurements at
	Carrying	June 30, 2020 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,702	$13,702			$13,702
Term deposits in other financial institutions	2,229	2,252			2,252
Available-for-sale securities	541		$541		541
Held-to-maturity securities	598		611		611
Loans held for sale	667		685		685
Loans receivable – net	285,887			$295,431	295,431
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	830		830		830

Financial liabilities
Deposits	$212,273	$78,118	$135,000		$213,118
Federal Home Loan Bank advances	54,715		55,416		55,416
Advances by borrowers for taxes and insurance	800		800		800
Accrued interest payable	27		27		27

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2020

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Three months ended September 30, 2020

Beginning balance	$2
Current year change	(2)
Ending balance	$–

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

Three months ended September 30,
(in thousands)	2020	2019

Unrealized holding gains (losses) on available-for-sale securities	$–	$–
Tax effect	–	–
Net-of-tax amount	$–	$–

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended September 30, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2020			2019
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$289,262	$2,976	4.12%	$281,646	$3,172	4.50%
Mortgage-backed securities	621	4	2.58	789	6	3.04
Other securities	393	3	3.05	1,002	6	2.40
Other interest-earning assets	21,824	46	0.84	21,366	144	2.70
Total interest-earning assets	312,100	3,029	3.88	304,803	3,328	4.37

Less: Allowance for loan losses	(1,490)			(1,436)
Non-interest-earning assets	12,526			26,129
Total assets	$323,136			$329,496

Interest-bearing liabilities:
Demand deposits	$17,171	$7	0.16%	$14,384	$5	0.14%
Savings	57,485	59	0.41	51,157	52	0.41
Certificates of deposit	133,743	448	1.34	126,937	531	1.67
Total deposits	208,399	514	0.99	192,478	588	1.22
Borrowings	51,793	125	0.97	62,796	359	2.29
Total interest-bearing liabilities	260,192	639	0.98	255,274	947	1.48

Noninterest-bearing demand deposits	8,453			5,793
Noninterest-bearing liabilities	2,437			2,128
Total liabilities	271,082			263,195

Shareholders’ equity	52,054			66,301
Total liabilities and shareholders’ equity	$323,136			$329,496
Net interest spread		$2,390	2.90%		$2,381	2.89%
Net interest margin			3.06%			3.13%
Average interest-earning assets to average interest-bearing liabilities			119.95%			119.40%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to September 30, 2020

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

Management expects the general impact of COVID-19, as well as certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted on March 27, 2020, and other more recent legislative and regulatory relief efforts, to have a material impact on the Company’s operations. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. However, we are disclosing potentially material items of which we are currently aware.

Business Continuity, Processes and Controls

As a financial institution, the Banks are considered essential businesses and have remained open for business. We have implemented our pandemic preparedness plan and have maintained regular business hours except for closing for business on Fridays at 4:30 p.m. We continue to offer customer service through drive-thru facilities, automated teller machines, remote deposit capture and online and mobile banking applications. We are offering by-appointment options for transactions requiring in-person contact while maintaining social distancing mandates and surface cleaning protocols. Our staff is practicing recommended personal hygiene protocols and social distancing while working on premises. A small number of employees are working remotely. We do not face current material resource constraints through the implementation of our pandemic preparedness plan and do not anticipate incurring any material cost related to its implementation. We have not identified any material operational or internal control challenges or risks, nor do we anticipate any significant challenges to our ability to maintain our systems and controls, related to operational changes resulting from implementation of the pandemic preparedness plan.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to September 30, 2020 (continued)

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

At September 30, 2020 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Lending Operations and Credit Risk

As noted herein the Company is working with its borrowers who are negatively impacted by COVID-19 by offering a payment deferral program. As of September 30, 2020, we had 96 customers to avail themselves of our payment deferral program with a total principal balance of $18.1 million in loans modified. Of those 81 customers with principal balances totaling $16.2 million had returned to amortizing status, while 15 customers (with principal totaling $1.9 million) had not completed the allowed deferral period and three customers (with principal totaling $226,000) had not returned to amortizing status.

The CARES Act includes a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”) and is designed to aid small- and medium-sized businesses through federally-guaranteed loans disbursed through banks. These loans are intended to provide eight weeks of payroll and other costs to assist those businesses to either remain open or to re-open quickly and allow their workers to pay their bills. First Federal of Kentucky qualified as an SBA lender to assist the small business community in securing this important funding. As of September 30, 2020, First Federal of Kentucky had approved and closed with the SBA 44 PPP loans representing $1.4 million in funding. It is our understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, the bank could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to September 30, 2020 (continued)

Assets: At September 30, 2020, the Company’s assets totaled $327.7 million, an increase of $6.5 million, or 2.0%, from total assets at June 30, 2020. This increase was attributed primarily to an increase in loans, net, and an increase in cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents increased $3.4 million or 24.9% to $17.1 million at September 30, 2020. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $988,000 or 44.3% to $1.2 million at September 30, 2020. As short-term time deposits matured the funds were used to repay FHLB advances, reinvested at the highest earning level possible or simply carried as interest-bearing demand deposits.

Investment securities: At September 30, 2020, our securities portfolio consisted of mortgage-backed securities. Investment securities decreased $539,000 or 47.3% to $600,000 at September 30, 2020.

Loans: Loans receivable, net, increased by $4.6 million or 1.6% to $290.5 million at September 30, 2020. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At September 30, 2020, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.9 million, or 2.4% of total loans (including acquired loans), compared to $7.4 million or 2.6%, of total loans at June 30, 2020. The Company’s allowance for loan losses totaled $1.5 million and $1.5 million at September 30, 2020 and June 30, 2020, respectively. The allowance for loan losses at September 30, 2020, represented 22.4% of nonperforming loans and 0.5% of total loans (including acquired loans), while at June 30, 2020, the allowance represented 20.1% of nonperforming loans and 0.5% of total loans.

The Company had $9.2 million in assets classified as substandard for regulatory purposes at September 30, 2020, including loans ($8.5 million), including loans acquired in the CKF Bancorp transaction and also including real estate owned (“REO”) ($679,000.) Classified loans as a percentage of total loans (including loans acquired) was 2.9% and 3.1% at September 30, 2020 and June 30, 2020, respectively. Of substandard loans, 99.9% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2020	June 30, 2020

Substandard assets	$9,197	$9,587
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$9,197	$9,587

At September 30, 2020, the Company’s real estate acquired through foreclosure represented 7.4% of substandard assets compared to 6.7% at June 30, 2020. During the periods presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $46,000 and $23,000 at September 30, 2020 and June 30, 2020, respectively.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to September 30, 2020 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2020		June 30, 2020
	Number	Net	Number	Net
	of	Carrying	of	Carrying
	Properties	Value	Properties	Value

One- to four-family	5	$679	5	$640
Building lot	1	–	1	–
Total REO	6	$679	6	$640

At September 30, 2020 and June 30, 2020, the Company had $1.7 million and $1.7 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012.) This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $6.6 million, or 2.5% to $275.9 million at September 30, 2020, primarily as a result of increases in advances and deposits. Advances increased $3.7 million or 6.7% to $58.4 million at September 30, 2020, while deposits increased $2.8 million or 1.3% to $215.1 million at September 30, 2020.

Shareholders’ Equity: At September 30, 2020, the Company’s shareholders’ equity totaled $51.8 million, a decrease of $82,000 or 0.2% from the June 30, 2020 total. The change in shareholders’ equity was primarily associated with common shares purchased by the Company to hold as treasury shares, and net profits for the period less dividends paid on common stock.

The Company paid dividends of $344,000 or 120.7% of net income for the three-month period just ended. On July 7, 2020, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2021. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for additional discussion regarding dividends.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2020 and 2019

General

Net income totaled $285,000 or $0.04 diluted earnings per share for the three months ended September 30, 2020, an increase of $51,000 or 21.8% from net income of $234,000 for the same period in 2019.

Net Interest Income

Net interest income before provision for loan losses increased $9,000 or 0.4% to $2.4 million for the three-month period just ended. Interest income decreased by $299,000, or 9.0%, to $3.0 million, while interest expense decreased $308,000 or 32.5% to $639,000 for the three months ended September 30, 2020.

Interest income on loans decreased $196,000 or 6.2% to $3.0 million, due primarily to a decrease in the average rate earned on the loan portfolio. The average rate earned on the loan portfolio decreased 39 basis points to 4.12%, while the average balance increased $7.6 million or 2.7% to $289.3 million for the three-month period ended September 30, 2020. Interest income on mortgage-backed securities decreased $2,000 or 33.3% to $4,000 for the three-month period just ended due to lower asset levels and lower yields earned. Interest income from other securities decreased $3,000 to $3,000 for the recently-ended period due primarily to a lower average volume of other securities period to period. Interest income from interest-bearing deposits and other decreased $98,000 or 68.1% to $46,000 for the three months just ended due to a decrease in the average rate earned, which decreased 186 basis points to 84 basis points for the recently-ended period compared to the period a year ago.

Interest expense on deposits decreased $74,000 or 12.6% to $514,000 for the three months ended September 30, 2020, while interest expense on borrowings decreased $234,000 or 65.2% to $125,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average rate paid on interest-bearing deposits, which decreased 23 basis points to 99 basis points for the recently ended period. The average balance of interest-bearing deposits increased $15.9 million or 8.3% to $208.4 million for the most recent period. The decrease in interest expense on borrowings was attributed to both to a lower average rate paid on the borrowings and a lower average balance of borrowings decreased period to period. The average balance of borrowings outstanding decreased $11.0 million or 17.5% to $51.8 million for the recently ended three-month period, while the average rate paid on borrowings decreased 132 basis points to 97 basis points for the most recent period.

Net interest spread increased from 2.89% for the prior year quarterly period to 2.90% for the three-month period ended September 30, 2020.

Provision for Losses on Loans

The Company recorded an $84,000 provision for losses on loans during the three months ended September 30, 2020, compared to a provision of $59,000 for the three months ended September 30, 2019.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2020 and 2019 (continued)

Non-interest Income

Non-interest income increased $54,000 or 73.0% to $128,000 for the three months ended September 30, 2020, compared to the prior year period, primarily because of an increase in net gains on sales of loans. Net gain on sales of loans increased $52,000 to $58,000 for the recently-ended three-month period over the prior year amount. The Company has seen significant loan refinance activity since the emergency interest rate cut implemented by the Federal Open Market Committee in March of this year. The Company’s long-term, fixed rate loans, which some borrowers are preferring at this time, are usually sold to the FHLB of Cincinnati after they are originated, which produced the gains.

Non-interest Expense

Non-interest expense decreased $19,000 or 0.9% and totaled $2.1 million for the three months ended September 30, 2020, primarily due to cost-saving measures implemented by management.

Voice and data communications expense decreased $40,000 or 65.6% to $21,000 for the quarterly period just ended, as upgraded technology was implemented. Other non-interest expense decreased $19,000 or 10.9% to $155,000 for the three months ended September 30, 2020, primarily due to lower general loan expenses. Employee compensation and benefits decreased $17,000 or 1.3% to $1.3 million primarily due to lower employee compensation. The Banks were operating with two fewer full-time equivalent employees in the recently-ended quarterly period compared to the prior year quarter, which resulted in lower compensation cost, lower fringe benefit cost and lower payroll taxes period to period. Somewhat offsetting the decreases in other employee compensation and benefits expense was an increase in contributions to the Company’s Defined Benefit (“DB”) pension plan. DB pension contributions increased $73,000 or 41.2% to $252,000 for the three-month period recently ended compared to the prior year period. Higher DB pension contributions were a result of higher administrative fees and Pension Benefit Guarantee Corporation premiums, as the Company’s DB plan was frozen effective April 1, 2019. Foreclosure and OREO expenses, net decreased $17,000 or 50.0% to $17,000 for the quarter just ended, due to lower levels of such activity. Advertising expenses decreased $11,000 or 22.9% to $37,000 for the recently ended three-month period.

Somewhat offsetting the decreases in various non-interest expense items were increases in FDIC insurance premiums, data processing expenses, and outside service fees.   FDIC insurance premiums increased $43,000 to $57,000 for the three months ended September 30, 2020. In the prior year quarterly period the Banks were able to utilize their Small Bank Assessment Credits (“SBAC”). The SBAC were depleted in the quarterly period ended June 30, 2020. Data processing increased $42,000 or 40.0% to $147,000 for the period just ended as core processing costs increased and the Company expanded its technology infrastructure. Outside service fees increased $12,000 or 23.5% to $63,000 for the quarter ended September 30, 2020, primarily due to professional services related to the Company’s goodwill impairment valuation during the period.

Federal Income Tax Expense

Federal income tax expense increased $6,000 or 10.0% to $66,000 for the three months ended September 30, 2020, compared to the prior year period. The effective tax rates for the three-month periods ended September 30, 2020 and 2019, were 18.8% and 20.4%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2020 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

The information below updates, and should be read in conjunction with, the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended June 30, 2020 that we filed with the Securities and Exchange Commission on September 30, 2019. These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as presented below, there have been no material changes in the risk factors as discussed in our Form 10-K.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2020.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs

July 1-31, 2020	–	$–	–	18,900
August 1-31, 2020	–	$–	–	18,900
September 1-30, 2020	8,000	$6.12	8,000	10,900

(1) On December 19, 2018, the Company announced that it had substantially completed its program initiated on January 16, 2014 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended September 30, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 16, 2020	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 16, 2020	By:	/s/ R. Clay Hulette
R. Clay Hulette Vice President and Chief Financial Officer