Form 10-Q
period 2020-12-31
Kentucky First Federal Bancorp
filed 2021-02-16
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2020

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 9, 2021, the latest practicable date, the Corporation had 8,244,215 shares of $.01 par value common stock outstanding.

i

PART I

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2020	2020
ASSETS

Cash and due from financial institutions	$1,443	$1,662
Interest-bearing demand deposits	13,287	12,040
Cash and cash equivalents	14,730	13,702

Time deposits in other financial institutions	745	2,229
Securities available-for-sale	36	541
Securities held-to-maturity, at amortized cost- approximate fair value of $550 and $611 at December 31, 2020 and June 30, 2020, respectively	534	598
Loans held for sale	1,730	667
Loans, net of allowance of $1,622 and $1,488 at December 31, 2020 and June 30, 2020, respectively	296,264	285,887
Real estate owned, net	164	640
Premises and equipment, net	4,825	4,916
Federal Home Loan Bank stock, at cost	6,498	6,498
Accrued interest receivable	694	830
Bank-owned life insurance	2,633	2,594
Goodwill	947	947
Prepaid federal income taxes	90	135
Prepaid expenses and other assets	790	952

Total assets	$330,680	$321,136

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$216,298	$212,273
Federal Home Loan Bank advances	61,048	54,715
Advances by borrowers for taxes and insurance	262	800
Accrued interest payable	20	27
Deferred income taxes	768	837
Other liabilities	452	573
Total liabilities	278,848	269,225

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,948	34,981
Retained earnings	19,896	19,932
Unearned employee stock ownership plan (ESOP), 19,593 shares and 28,931 shares at December 31, 2020 and June 30, 2020, respectively	(196)	(289)
Treasury shares at cost, 359,349 and 342,849 common shares at December 31, 2020 and June 30, 2020, respectively	(2,902)	(2,801)
Accumulated other comprehensive income	–	2
Total shareholders’ equity	51,832	51,911

Total liabilities and shareholders’ equity	$330,680	$321,136

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2020	2019	2020	2019
Interest income
Loans, including fees	$5,936	$6,297	$2,960	$3,125
Mortgage-backed securities	8	11	4	5
Other securities	3	11	--	5
Interest-bearing deposits and other	84	272	38	128
Total interest income	6,031	6,591	3,002	3,263

Interest expense
Interest-bearing demand deposits	15	11	8	6
Savings	125	103	66	51
Certificates of Deposit	800	1,082	352	551
Deposits	940	1,196	426	608
Borrowings	228	673	103	314
Total interest expense	1,168	1,869	529	922
Net interest income	4,863	4,722	2,473	2,341
Provision for loan losses	192	64	108	5
Net interest income after provision for loan losses	4,671	4,658	2,365	2,336

Non-interest income
Earnings on bank-owned life insurance	39	38	20	19
Net gain on sales of loans	155	40	97	34
Net gain (loss) on sales of real estate owned	(18)	7	(19)	7
Valuation adjustment for real estate owned	(19)	(24)	(19)	(24)
Other	94	91	44	42
Total non-interest income	251	152	123	78
Non-interest expense
Employee compensation and benefits	2,644	2,768	1,301	1,408
Occupancy and equipment	280	279	142	136
FDIC insurance premiums	88	--	31	--
Voice and data communications	57	100	36	39
Advertising	76	92	39	44
Outside service fees	96	94	33	43
Data processing	292	239	145	134
Auditing and accounting	79	99	39	52
Franchise and other taxes	130	129	65	64
Foreclosure and real estate owned expenses (net)	47	40	30	6
Other	323	370	168	182
Total non-interest expense	4,112	4,210	2,029	2,108

Income before income taxes	810	600	459	306

Federal income tax expense	155	118	89	58

NET INCOME	$655	$482	$370	$248

EARNINGS PER SHARE
Basic and diluted	$0.08	$0.06	$0.04	$0.03
DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2020	2019	2020	2019
Net income	$655	$482	$370	$248

Other comprehensive gains (losses), net of tax:
Unrealized holding Gains (losses) on securities designated as available-for-sale, net of taxes of $(1), $0, $0 and $0 during the respective periods	(2)	(1)	--	(1)
Comprehensive income	$653	$481	$370	$247

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended

(Dollar amounts in thousands, except per share data)

December 31, 2020

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at June 30, 2020	$86	$34,981	$19,932	$(289)	$(2,801)	$2	$51,911

Net income	–	–	655	–	–	–	655
Allocation of ESOP shares	–	(33)	–	93	–	–	60
Acquisition of shares for Treasury	–	–	–	–	(101)	–	(101)
Other comprehensive loss	–	–	–	–	–	(2)	(2)
Cash dividends of $0.20 per common share	–	–	(691)	–	–	–	(691)

Balance at December 31, 2020	$86	$34,948	$19,896	$(196)	$(2,902)	$--	$51,832

December 31, 2019

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at June 30, 2019	$86	$35,056	$33,867	$(476)	$(2,259)	$4	$66,278

Net income	–	–	482	–	–	–	482
Allocation of ESOP shares	–	(45)	–	93	–	–	48
Acquisition of shares for treasury	–	–	–	–	(312)	–	(312)
Other comprehensive loss	–	–	–	–	–	(1)	(1)
Cash dividends of $0.20 per common share	–	–	(686)	–	–	–	(686)

Balance at December 31, 2019	$86	$35,011	$33,663	$(383)	$(2,571)	$3	$65,809

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

December 31, 2020

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at September 30, 2020	$86	$34,963	$19,873	$(243)	$(2,850)	$--	$51,829

Net income	–	–	370	–	–	–	370
Allocation of ESOP shares	–	(15)	–	47	–	–	32
Acquisition of shares for Treasury	–	–	–	–	(52)	–	(52)
Other comprehensive income						--	--
Cash dividends of $0.10 per common share	–	–	(347)	–	–	–	(347)

Balance at December 31, 2020	$86	$34,948	$19,896	$(196)	$(2,902)	$–	$51,832

December 31, 2019

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at September 30, 2019	$86	$35,022	$33,767	$(429)	$(2,410)	$4	$66,040

Net income	–	–	248	–	–	–	248
Allocation of ESOP shares	–	(11)	–	46	–	–	35
Acquisition of shares for treasury	–	–	–	–	(161)	–	(161)
Other comprehensive income	–	–	–	–	–	(1)	(1)
Cash dividends of $0.10 per common share	–	–	(352)	–	–	–	(352)

Balance at December 30, 2019	$86	$35,011	$33,663	$(383)	$(2,571)	$3	$65,809

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended December 31,
	2020	2019
Cash flows from operating activities:
Net income	$655	$482
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	145	133
Accretion of purchased loan credit discount	(29)	(56)
Amortization of purchased loan premium	4	5
Amortization of deferred loan origination costs (fees)	(1)	45
Amortization of premiums on investment securities	4	5
Net gain on sale of loans	(155)	(40)
Net (gain) loss on sale of real estate owned	18	(7)
Valuation adjustments of real estate owned	19	24
ESOP compensation expense	60	48
Earnings on bank-owned life insurance	(39)	(38)
Provision for loan losses	192	64
Origination of loans held for sale	(5,285)	(1,376)
Proceeds from loans held for sale	4,377	1,165
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	136	68
Prepaid expenses and other assets	162	167
Accrued interest payable	(7)	2
Other liabilities	(121)	(32)
Income taxes	(24)	121
Net cash provided by operating activities	111	780

Cash flows from investing activities:
Maturities of time deposits in other financial institutions	1,484	3,992
Securities maturities, prepayments and calls:
Held to maturity	60	118
Available for sale	503	499
Loans originated for investment, net of principal collected	(10,856)	(882)
Proceeds from sale of real estate owned	753	172
Additions to real estate owned	(1)	(20)
Additions to premises and equipment, net	(54)	(141)
Net cash provided by (used in) investing activities	(8,111)	3,738

Cash flows from financing activities:
Net increase in deposits	4,025	4,123
Payments by borrowers for taxes and insurance, net	(538)	(532)
Proceeds from Federal Home Loan Bank advances	33,500	10,800
Repayments on Federal Home Loan Bank advances	(27,167)	(15,888)
Treasury stock purchased	(101)	(312)
Dividends paid on common stock	(691)	(686)
Net cash provided by (used in) financing activities	9,028	(2,495)

Net increase in cash and cash equivalents	1,028	2,023

Beginning cash and cash equivalents	13,702	9,861

Ending cash and cash equivalents	$14,730	$11,884

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended December 31,
	2020	2019
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Federal income taxes	$175	$–

Interest on deposits and borrowings	$1,175	$1,872

Transfers of loans to real estate owned, net	$276	$295

Loans made on sale of real estate owned	$37	$70

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2020

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the six-month period ended December 31, 2020, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2020 filed with the Securities and Exchange Commission.

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

December 31, 2020

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

December 31, 2020

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2020	2019	2020	2019
Net income allocated to common shareholders, basic and diluted	$655	$482	$370	$248

	Six months ended December 31,		Three months ended December 31,
	2020	2019	2020	2019
Weighted average common shares outstanding, basic and diluted	8,220,552	8,266,204	8,218,292	8,255,255

There were no stock option shares outstanding for the six- or three-month periods ended December 31, 2020 and 2019.

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2020 and June 30, 2020, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2020
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$36	$–	$–	$36

Held-to-maturity Securities
Agency mortgage-backed: residential	$534	$20	$4	$550

	June 30, 2020
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency bonds	$500	$3	$–	$503
Agency mortgage-backed: residential	38	–	–	38
	$538	$3	$–	$541

Held-to-maturity Securities
Agency mortgage-backed: residential	$598	$16	$3	$611

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

3. Investment Securities (continued)

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $1.8 million and $1.9 million at December 31, 2020 and June 30, 2020, respectively.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no impairment has been recognized through earnings.

4. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2020	2020
Residential real estate
One- to four-family	$222,443	$222,489
Multi-family	18,991	12,373
Construction	4,055	4,045
Land	1,099	765
Farm	2,561	2,354
Nonresidential real estate	38,043	33,503
Commercial nonmortgage	1,321	2,214
Consumer and other:
Loans on deposits	1,235	1,245
Home equity	7,454	7,645
Automobile	90	67
Unsecured	594	675
	297,886	287,375
Allowance for loan losses	(1,622)	(1,488)
	$296,264	$285,887

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$671	$(1)	$(23)	$–	$647
Multi-family	184	93	–	–	277
Construction	6	--	–	–	6
Land	1	1	–	–	2
Farm	4	1	–	–	5
Nonresidential real estate	405	64	–	–	469
Commercial nonmortgage	3	(1)	–	–	2
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	38	(45)	7	11
Automobile	–	–	–	–	–
Unsecured	1	(3)	–	3	1
Unallocated	200	–	–	–	200
Totals	$1,488	$192	$(68)	$10	$1,622

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$670	$--	$(23)	$–	$647
Multi-family	217	60	–	–	277
Construction	7	(1)	–	–	6
Land	1	1	–	–	2
Farm	5	–	–	–	5
Nonresidential real estate	418	51	–	–	469
Commercial nonmortgage	4	(2)	–	–	2
Consumer and other:
Loans on deposits	2	--	–	–	2
Home equity	11	--	–	–	11
Automobile	–	–	–	–	–
Unsecured	1	(1)	–	1	1
Unallocated	200	–	–	–	200
Totals	$1,536	$108	$(23)	$1	$1,622

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2020. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2020:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$4,040	$685	$4,725	$–	$–	$–
Multi-family	658	–	658	–	–	–
Farm	291	–	291	–	–	–
Nonresidential real estate	646	–	646	–	–	–
	5,635	685	6,320	–	–	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$217,718	$647	$–	$647
Multi-family			18,333	277	–	277
Construction			4,055	6	–	6
Land			1,099	2	–	2
Farm			2,270	5	–	5
Nonresidential real estate			37,397	469	–	469
Commercial nonmortgage			1,321	2	–	2
Consumer:
Loans on deposits			1,235	2	–	2
Home equity			7,454	11	–	11
Automobile			90	–	–	–
Unsecured			594	1	–	1
Unallocated			–	–	200	200
			291,566	1,422	200	1,622
			$297,886	$1,422	$200	$1,622

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the six months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2020			2019
With no related allowance recorded:
One- to four-family	$4,011	$84	$84	$3,922	$62	$62
Multi-family	665	12	12	684	17	17
Construction	32	–	–	–	–	–
Farm	300	23	23	309	5	5
Nonresidential real estate	653	7	7	702	14	14
Purchased credit-impaired loans	718	24	24	936	35	35
	6,379	150	150	6,553	133	133
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,379	$150	$150	$6,553	$133	$133

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2020			2019
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,965	$39	$39	$3,780	$28	$28
Multi-family	662	6	6	682	6	6
Construction	32
Farm	292	--	--	309	5	5
Nonresidential real estate	650	3	3	724	7	7
Purchased credit-impaired loans	711	10	10	913	17	17
	6,312	58	58	6,408	63	63
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,312	$58	$58	$6,408	$63	$63

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2020 and June 30, 2020:

	December 31, 2020		June 30, 2020
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$4,430	$461	$4,458	$1,135
Multifamily	658	–	671	–
Construction	--	–	63	–
Farm	291	–	309	–
Nonresidential real estate and land	646	–	660	–
Commercial and industrial	–	–	4	–
Consumer	67	--	95	–
	$6,092	$461	$6,260	$1,135

One- to four-family loans in process of foreclosure totaled $790,000 and $694,000 at December 31, 2020 and June 30, 2020, respectively.

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) December 31, 2020 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. As of December 31, 2020, the Banks had granted deferrals to 101 loans totaling $18.4 million. Of those, five loans totaling $293,000 had not yet completed the initial 3-month deferral period at December 31, 2020. One borrower who owes $859,000 had been granted an additional extension. All other borrowers granted a deferral, composed of 95 loans totaling $17.2 million in principal had resumed regular payments.

At December 31, 2020 and June 30, 2020, the Company had $1.9 million and $1.9 million of loans classified as TDRs, respectively. Of the TDRs at December 31, 2020, approximately 29.6% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the six months ended December 31, 2020, the Company had two loans, which were associated with a single borrower and were both secured by a single-family residence, restructured as TDRs. The loans were classified as TDRs pursuant to court action under Chapter 7 bankruptcy proceedings without the borrower reaffirming the debt personally, and totaled $144,000 at December 31, 2020, and were current on payments.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

4. Loans receivable (continued)

During the six months ended December 31, 2019, the Company had two loans restructured as TDRs. One borrower refinanced a piece of one- to four-family, non-owner occupied, residential property to bring to current amounts owed on other loans with the Bank. Because the borrower’s financial condition had deteriorated, it was unlikely that the borrower could have secured financing elsewhere. The restructured loan is collateralized and cross-collateralized by real estate. Another single-family residential borrower filed for Chapter 7 bankruptcy protection and did not reaffirm the debt personally, although the Company’s collateral position remains intact.

The following table summarizes TDR loan modifications that occurred during the six months ended December 31, 2020 and 2019, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings
Six months ended December 31, 2020
Residential real estate:
Chapter 7 bankruptcy	$144	$–	$144

Six months ended December 31, 2019
Residential real estate:
Terms extended	$682	$–	$682
Terms extended and additional funds advanced	$119	$–	$119
Chapter 7 bankruptcy	$21	$–	$21

No TDRs defaulted during the six-month periods ended December 31, 2020 or 2019.

The following table summarizes TDR loan modifications that occurred during the three months ended December 31, 2020 and 2019, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings
Three months ended December 31, 2020
Residential real estate:
Chapter 7 bankruptcy	$144	$–	$144

Three months ended December 31, 2019
Residential real estate:
Terms extended	$682	$–	$682
Chapter 7 bankruptcy	$21	$–	$21

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2020, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$3,424	$2,086	$5,510	$216,933	$222,443
Multi-family	–	–	–	18,991	18,991
Construction	378	--	378	3,677	4,055
Land	–	–	–	1,099	1,099
Farm	104	–	104	2,457	2,561
Nonresidential real estate	--	249	249	37,794	38,043
Commercial non-mortgage	–	–	–	1,321	1,321
Consumer and other:
Loans on deposits	–	–	–	1,235	1,235
Home equity	--	--	--	7,454	7,454
Automobile	1	–	1	89	90
Unsecured	9	–	9	585	594
Total	$3,916	$2,335	$6,251	$291,635	$297,886

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2020, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,546	$2,670	$5,216	$217,273	$222,489
Multi-family	–	–	–	12,373	12,373
Construction	192	63	255	3,790	4,045
Land	–	–	–	765	765
Farm	107	309	416	1,938	2,354
Nonresidential real estate	57	253	310	33,193	33,503
Commercial nonmortgage	–	–	–	2,214	2,214
Consumer:
Loans on deposits	–	–	–	1,245	1,245
Home equity	255	90	345	7,300	7,645
Automobile	–	–	–	67	67
Unsecured	–	–	–	675	675
Total	$3,157	$3,385	$6,542	$280,833	$287,375

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2020
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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2020, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$215,356	$690	$6,397	$–
Multi-family	18,333	–	658	–
Construction	4,055	–	--	–
Land	1,099	–	–	–
Farm	2,270	–	291	–
Nonresidential real estate	36,001	937	1,105	–
Commercial nonmortgage	1,321	–	–	–
Consumer:
Loans on deposits	1,235	–	–	–
Home equity	7,333	40	81	–
Automobile	90	–	–	–
Unsecured	594	–	--	–
	$287,687	$1,667	$8,532	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2020
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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $351,000 and $351,000 at December 31, 2020 and June 30, 2020, respectively, is as follows:

(in thousands)	December 31, 2020	June 30, 2020
One- to four-family residential real estate	$646	$751

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Six months ended December 31, 2020	Twelve months ended June 30, 2020
Balance at beginning of period	$447	$544
Accretion of income	(29)	(97)
Disposals, net of recoveries	–	–
Balance at end of period	$418	$447

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2020, nor for the six-month period ended December 31, 2020. Neither were any allowance for loan losses reversed during those periods.

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

December 31, 2020

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
December 31, 2020
Agency mortgage-backed: residential	$36	$–	$36	$–

June 30, 2020
Agency bonds	$503	$–	$503	$–
Agency mortgage-backed: residential	38	–	38	–
	$541	$–	$541	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Assets measured at fair value on a non-recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2020
Other real estate owned, net
One- to four-family	$74	$–	$–	$74

June 30, 2020
Other real estate owned, net
One- to four-family	$465	$–	$–	$465

There were no impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at December 31, 2020, or at June 30, 2020. There was a charge off of $8,000 for the six-month period ended December 31, 2019.

There was one single-family residential property held as other real estate owned (“OREO”) written down by $19,000 during the six- and three-months ended December 31, 2020, while OREO was written down $24,000 during the six- and three-months ended December 31, 2019. Other real estate owned measured at fair value less costs to sell, had a carrying amount of $74,000 at December 31, 2020.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at December 31, 2020 and June 30, 2020:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
December 31, 2020
Foreclosed and repossessed assets:
One- to four-family	$74	Sales comparison approach	Adjustments for differences between comparable sales	-18.4% to 10.7% (-4.1%)

June 30, 2020
Foreclosed and repossessed assets:
One- to four-family	$465	Sales comparison approach	Adjustments for differences between comparable sales	-2.7% to 41.2% (20.4%)

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2020 and June 30, 2020 are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2020 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$14,730	$14,730			$14,730
Time deposits in other financial institutions	745	752			752
Available-for-sale securities	36		$36		36
Held-to-maturity securities	534		550		550
Loans held for sale	1,730			$1,794	1,794
Loans receivable - net	296,264			308,982	308,982
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	694		694		694

Financial liabilities
Deposits	$216,298	$91,883	$125,068		216,951
Federal Home Loan Bank advances	61,048		61,597		61,597
Advances by borrowers for taxes and insurance	262		262		262
Accrued interest payable	20		20		20

		Fair Value Measurements at
	Carrying	June 30, 2020 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,702	$13,702			$13,702
Term deposits in other financial institutions	2,229	2,252			2,252
Available-for-sale securities	541		$541		541
Held-to-maturity securities	598		611		611
Loans held for sale	667		685		685
Loans receivable – net	285,887			$295,431	295,431
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	830		830		830

Financial liabilities
Deposits	$212,273	$78,118	$135,000		$213,118
Federal Home Loan Bank advances	54,715		55,416		55,416
Advances by borrowers for taxes and insurance	800		800		800
Accrued interest payable	27		27		27

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2020

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Six months ended December 31, 2020
Beginning balance	$2
Current year change	(2)
Ending balance	$–

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended December 31,
(in thousands)	2020	2019
Unrealized holding gains (losses) on available-for-sale securities	$(3)	$(1)
Tax effect	1	–
Net-of-tax amount	$(2)	$(1)

	Three months ended December 31,
(in thousands)	2020	2019
Unrealized holding gains (losses) on available-for-sale securities	$--	$(1)
Tax effect	--	–
Net-of-tax amount	$--	$(1)

Kentucky First Federal Bancorp
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward-looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2020			2019
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$292,778	$5,936	4.06%	$282,210	$6,297	4.46%
Mortgage-backed securities	604	8	2.65	749	11	2.94
Other securities	196	3	3.06	835	11	2.64
Other interest-earning assets	21,341	84	0.79	21,705	272	2.51
Total interest-earning assets	314,919	6,031	3.83	305,499	6,591	4.32

Less: Allowance for loan losses	(1,518)			(1,443)
Non-interest-earning assets	12,555			26,110
Total assets	$325,956			$330,166

Interest-bearing liabilities:
Demand deposits	$17,675	$15	0.17%	$14,302	$11	0.15%
Savings	60,298	125	0.42	50,484	103	0.41
Certificates of deposit	130,479	800	1.23	128,156	1,082	1.69
Total deposits	208,452	940	0.90	192,942	1,196	1.24
Borrowings	54,261	228	0.84	63,091	673	2.13
Total interest-bearing liabilities	262,713	1,168	0.89	256,033	1,869	1.46

Noninterest-bearing demand deposits	9,006			6,019
Noninterest-bearing liabilities	2,247			2,066
Total liabilities	273,966			264,118

Shareholders’ equity	51,990			66,048
Total liabilities and shareholders’ equity	$325,956			$330,166
Net interest spread		$4,863	2.94%		$4,722	2.85%
Net interest margin			3.09%			3.09%
Average interest-earning assets to average interest-bearing liabilities			119.87%			119.32%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended December 31, 2020 and 2019, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2020			2019
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$296,294	$2,960	4.00%	$282,774	$3,125	4.42%
Mortgage-backed securities	587	4	2.73	710	5	2.82
Other securities	--	--	--	668	5	2.99
Other interest-earning assets	20,859	38	0.73	22,043	128	2.32
Total interest-earning assets	317,740	3,002	3.78	306,195	3,263	4.26

Less: Allowance for loan losses	(1,544)			(1,450)
Non-interest-earning assets	12,579			26,113
Total assets	$328,775			$330,858

Interest-bearing liabilities:
Demand deposits	$18,358	$8	0.17%	$14,202	$6	0.17%
Savings	63,112	66	0.42	49,854	51	0.41
Certificates of deposit	127,215	352	1.11	129,375	551	1.70
Total deposits	208,685	426	0.82	193,431	608	1.26
Borrowings	56,730	103	0.73	63,386	314	1.98
Total interest-bearing liabilities	265,415	529	0.80	256,817	922	1.44

Noninterest-bearing demand deposits	9,380			6,262
Noninterest-bearing liabilities	2,158			1,929
Total liabilities	276,953			265,008

Shareholders’ equity	51,822			65,850
Total liabilities and shareholders’ equity	$328,775			$330,858
Net interest spread		$2,473	2.98%		$2,341	2.83%
Net interest margin			3.11%			3.06%
Average interest-earning assets to average interest-bearing liabilities			119.71%			119.23%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to December 31, 2020

Risks and Uncertainties Related to COVID-19- In March 2020 the World Health Organization determined that the spread of a new coronavirus, COVID-19, had risen to such a level as to constitute a worldwide pandemic. The spread of this virus has created a global public health crisis. Uncertainty related to the effects of the virus have disrupted financial markets, activity in all aspects of life including governmental, business and consumer routines and the markets in which the Company operates. In response to the crisis governmental authorities closed or limited the operations of many non-essential businesses and required various responses from individuals including stay-at-home restrictions and social distancing. These governmental restrictions, along with a fear of contracting the virus, have resulted in severe reduction of commercial and consumer activity, which is resulting in loss of revenues by businesses, a dramatic spike in unemployment, material decreases in oil and gas prices and in business valuations, disrupted global supply chains and market volatility.

Management continues to monitor the general impact of COVID-19, as well as certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted on March 27, 2020, and other more recent legislative and regulatory relief efforts. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. While the pandemic has affected the physical operations of the Banks, the business has been mostly unchanged with consistent levels of consumer transactions and loan originations. The potential for a deterioration in asset quality remains, but actual asset quality has improved. Classified assets at March 31, 2020, totaled $10.5 million compared to $8.7 million at December 31, 2020. Management attributes some of this improved performance to the overall strengthening in the residential real estate market. Approximately 95% of the Company’s loans are secured by residential real estate.

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to December 31, 2020 (continued)

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

At December 31, 2020 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Lending Operations and Credit Risk

As noted herein the Company is working with its borrowers who are negatively impacted by COVID-19 by offering a payment deferral program. As of December 31, 2020, we had borrowers with 101 loans avail themselves of our payment deferral program with a total principal balance of $18.4 million in loans modified. Of those modified loans five loans totaling $293,000 in principal had not yet completed the initial three-month deferral period. One borrower with outstanding principal of $859,000 had been granted an additional extension. All other borrowers granted a deferral, composed of 95 loans totaling $17.2 million in principal had resumed regular payments.

The CARES Act includes a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”) and is designed to aid small- and medium-sized businesses through federally-guaranteed loans disbursed through banks. These loans are intended to provide eight weeks of payroll and other costs to assist those businesses to either remain open or to re-open quickly and allow their workers to pay their bills. First Federal of Kentucky qualified as an SBA lender to assist the small business community in securing this important funding. As of December 31, 2020, First Federal of Kentucky had approved and closed with the SBA 45 PPP loans representing $1.5 million in funding. Of those loans a total of 13 loans aggregating $931,000 had been repaid at the end of the period. It is our understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, the bank could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses. On December 21, 2020, Congress passed a second Coronavirus Relief Bill, which provides for a second round of PPP loans, in which the Company plans to participate.

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to December 31, 2020 (continued)

Assets: At December 31, 2020, the Company’s assets totaled $330.7 million, an increase of $9.5 million, or 3.0%, from total assets at June 30, 2020. This increase was attributed primarily to an increase in loans, net.

Cash and cash equivalents: Cash and cash equivalents increased $1.0 million or 7.5% to $14.7 million at December 31, 2020. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $1.5 million or 66.6% to $745,000 at December 31, 2020. As short-term time deposits matured the funds were used to repay FHLB advances, reinvested at the highest earning level possible or simply carried as interest-bearing demand deposits.

Investment securities: At December 31, 2020, our securities portfolio consisted of mortgage-backed securities. Investment securities decreased $569,000 or 50.0% to $570,000 at December 31, 2020.

Loans: Loans receivable, net, increased by $10.4 million or 3.6% to $296.3 million at December 31, 2020. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At December 31, 2020, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.5 million, or 2.2% of total loans (including acquired loans), compared to $7.4 million or 2.6%, of total loans at June 30, 2020. The Company’s allowance for loan losses totaled $1.6 million and $1.5 million at December 31, 2020 and June 30, 2020, respectively. The allowance for loan losses at December 31, 2020, represented 24.8% of nonperforming loans and 0.5% of total loans (including acquired loans), while at June 30, 2020, the allowance represented 20.1% of nonperforming loans and 0.5% of total loans.

The Company had $8.7 million in assets classified as substandard for regulatory purposes at December 31, 2020, including loans ($8.5 million), loans acquired in the CKF Bancorp transaction and real estate owned (“REO”) ($164,000.) Classified loans as a percentage of total loans (including loans acquired) was 2.9% and 3.1% at December 31, 2020 and June 30, 2020, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2020	June 30, 2020
Substandard assets	$8,696	$9,587
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$8,696	$9,587

At December 31, 2020, the Company’s real estate acquired through foreclosure represented 1.9% of substandard assets compared to 6.7% at June 30, 2020. During the periods presented the Company made one loan totaling $37,000 to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $45,000 and $23,000 at December 31, 2020 and June 30, 2020, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to December 31, 2020 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2020		June 30, 2020
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	3	$164	5	$640
Building lot	1	–	1	–
Total REO	4	$164	6	$640

At December 31, 2020 and June 30, 2020, the Company had $1.7 million and $1.7 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012). This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $9.6 million, or 3.6% to $278.8 million at December 31, 2020, primarily as a result of increases in advances and deposits. Advances increased $6.3 million or 11.6% to $61.0 million at December 31, 2020, while deposits increased $4.0 million or 1.9% to $216.3 million at December 31, 2020. Advances were used to fund loan growth.

Shareholders’ Equity: At December 31, 2020, the Company’s shareholders’ equity totaled $51.8 million, a decrease of $79,000 or 0.2% from the June 30, 2020 total. The change in shareholders’ equity was primarily associated with common shares purchased by the Company to hold as treasury shares, and net profits for the period less dividends paid on common stock.

The Company paid dividends of $691,000 or 105.5% of net income for the six-month period just ended. On July 7, 2020, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2021. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2020 and 2019

General

Net income totaled $655,000 or $0.08 diluted earnings per share for the six months ended December 31, 2020, an increase of $173,000 or 35.9% from net income of $482,000 or $0.06 diluted earnings per share for the same period in 2019. The increase in net income on a six-month basis was primarily attributable to higher net interest income, higher non-interest income and lower non-interest expense, which were partially offset by increased provision for loan losses and increased provision for income tax.

Net Interest Income

Net interest income before provision for loan losses increased $141,000 or 3.0% to $4.9 million for the six-month period just ended. Interest income decreased by $560,000, or 8.5%, to $6.0 million, while interest expense decreased $701,000 or 37.5% to $1.2 million for the six months ended December 31, 2020.

The decrease in interest income period-to-period was due primarily to a decrease in the average rate earned on interest-earning assets, as the average volume of interest-earning assets increased period-to-period. The average rate decreased 49 basis points to 3.83% for the recently-ended six-month period compared to the prior year period, while the average balance of interest-earning assets increased $9.4 million or 3.1% to $314.9 million for the six months ended December 31, 2020. Interest income on loans decreased $361,000 or 5.7% to $5.9 million, due primarily to a decrease in the average rate earned on the loan portfolio, which decreased 40 basis points to 4.06%, while the average balance increased $10.6 million or 3.7% to $292.8 million for the six-month period ended December 31, 2020. Interest income from interest-bearing deposits and other decreased $188,000 or 69.13% to $84,000 for the six months just ended due to a decrease in the average rate earned, which decreased 172 basis points to 0.79% for the recently-ended period compared to the period a year ago.

The decrease in interest expense was due primarily to a decrease of 57 basis points on the average rate paid on funding sources, which totaled 0.89% for the six months ended December 31, 2020. The Company’s interest-bearing liabilities have repriced quickly as we are able to take advantage of the low interest rate environment that currently exists. Interest expense on deposits decreased $256,000 or 21.4% to $940,000 for the six months ended December 31, 2020, while interest expense on borrowings decreased $445,000 or 66.1% to $228,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average rate paid on interest-bearing deposits, which decreased 34 basis points to 0.90% for the recently ended period, while the average balance of interest-bearing deposits increased $15.5 million or 8.0% to $208.5 million for the most recent period. The decrease in interest expense on borrowings was attributed to both to a lower average rate paid on the borrowings and a lower average balance of borrowings period to period. The average balance of borrowings outstanding decreased $8.8 million or 14.0% to $54.3 million for the recently ended six-month period, while the average rate paid on borrowings decreased 129 basis points to 0.84% for the most recent period.

Net interest spread increased from 2.85% for the prior year semiannual period to 2.94% for the six-month period ended December 31, 2020.

Provision for Losses on Loans

Provision for loan losses increased $128,000 for the six-month period ended December 31, 2020, and totaled $192,000 compared to $64,000 for the prior year semi-annual period. The higher provision was primarily in response to the higher level of loans maintained in the portfolio as well as increased levels of multi-family and commercial real estate loans, which carry somewhat more risk. While management continues to consider the potential impact of COVID-19 on asset quality, no adjustment to the allowance for loan losses has been made for that specific reason. Near the onset of the pandemic, the Company granted deferrals to borrowers representing $18.1 million in loans, but the overwhelming majority of those borrowers have resumed regular payments. Further, 95% of the Company’s loan portfolio is secured by residential real estate, which has performed well during the pandemic.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2020 and 2019 (continued)

Non-interest Income

Non-interest income increased $99,000 or 65.1% to $251,000 for the six months ended December 31, 2020, compared to the prior year period, primarily because of an increase in net gains on sales of loans. Net gain on sales of loans increased $115,000 to $155,000 for the recently-ended six-month period. In the current interest rate environment, many borrowers are choosing long-term, fixed rate loans, which the bank usually sells to the Federal Home Loan Bank of Cincinnati (“FHLB”). An increase in volume of these loans sold was responsible for the increase in gain on sale of loans.

Non-interest Expense

Non-interest expense decreased $98,000 or 2.3% and totaled $4.1 million for the six months ended December 31, 2020, primarily due to cost-saving measures implemented by management.

Employee compensation and benefits decreased $124,000 or 4.5% to $2.6 million primarily due to lower employee compensation. The Banks were operating with two fewer full-time equivalent employees in the recently-ended semi-annual period compared to the prior year period, which resulted in lower compensation cost, lower fringe benefit cost and lower payroll taxes period to period. Also contributing to lower compensation cost was an increase in the number of loans originated in the recently-ended period compared to the prior year. The Banks are required to defer a portion of the costs associated with loan originations and those costs are primarily related to personnel costs. Somewhat offsetting the decreases in other employee compensation and benefits expense was an increase in contributions to the Company’s Defined Benefit (“DB”) pension plan. DB pension contributions increased $56,000 or 12.9% to $486,000 for the six-month period recently ended compared to the prior year period. Higher DB pension contributions were a result of higher administrative fees and Pension Benefit Guarantee Corporation premiums, as the Company’s DB plan was frozen effective April 1, 2019. Other non-interest expense decreased $47,000 or 12.7% to $323,000 for the six months ended December 31, 2020, primarily due to lower general insurance expenses, discretionary employee and meeting expenses, regulatory assessments and general loan expenses. Voice and data communications expense decreased $43,000 or 43.0% to $57,000 for the six-month period just ended as upgraded technology savings were realized.

Somewhat offsetting the decreases in various non-interest expense items were increases in FDIC insurance premiums and data processing expenses. FDIC insurance premiums increased to $88,000 for the six months ended December 31, 2020. In the prior year semi-annual period the Banks were able to utilize their Small Bank Assessment Credits (“SBAC”). The SBAC were depleted in the quarterly period ended June 30, 2020. Data processing increased $53,000 or 22.2% to $292,000 for the period just ended as core processing costs increased and the Company expanded its technology infrastructure.

Income Tax Expense

Income tax expense increased $37,000 or 31.4% to $155,000 for the six months ended December 31, 2020, compared to the prior year period. The effective tax rates for the six-month periods ended December 31, 2020 and 2019, were 19.1% and 19.7%, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2020 and 2019

General

Net income totaled $370,000 or $0.04 diluted earnings per share for the three months ended December 31, 2020, an increase of $122,000 or 49.2% from net income of $248,000 or $0.03 diluted earnings per share for the same period in 2019.

Net Interest Income

Net interest income before provision for loan losses increased $132,000 or 5.6% to $2.5 million for the three-month period just ended, as interest expense decreased at a faster pace than interest income decreased for the quarter just ended. Interest income decreased by $261,000, or 8.0%, to $3.0 million, while interest expense decreased $393,000 or 42.6% to $529,000 for the three months ended December 31, 2020.

Interest income on loans decreased $165,000 or 5.3% to $3.0 million, due primarily to a decrease in the average rate earned on the loan portfolio. The average rate earned on the loan portfolio decreased 42 basis points to 4.00%, while the average balance increased $13.5 million or 4.8% to $296.3 million for the three-month period ended December 31, 2020. Interest income from interest-bearing deposits and other decreased $90,000 or 70.3% to $38,000 for the three months just ended due to a decrease in the average rate earned, which decreased 159 basis points to 0.73% for the recently-ended period compared to the period a year ago.

Interest expense on deposits decreased $182,000 or 29.9% to $426,000 for the three months ended December 31, 2020, while interest expense on borrowings decreased $211,000 or 67.2% to $103,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average rate paid on interest-bearing deposits, which decreased 44 basis points to 0.82% for the recently ended period, while the average balance of interest-bearing deposits increased $15.3 million or 7.9% to $208.7 million for the most recent period. The decrease in interest expense on borrowings was attributed to both to a lower average rate paid on the borrowings and a lower average balance of borrowings period to period. The average balance of borrowings outstanding decreased $6.7 million or 10.5% to $56.7 million for the recently ended three-month period, while the average rate paid on borrowings decreased 125 basis points to 0.73% for the most recent period.

Net interest spread increased 15 basis points from 2.83% for the prior year quarterly period to 2.98% for the three-month period ended December 31, 2020.

Provision for Losses on Loans

Provision for loan losses totaled $108,000 for the three-month period ended December 31, 2020, an increase of $103,000 over the $5,000 provision recorded for the prior year quarter. The higher provision was primarily in response to the higher level of loans maintained in the portfolio as well as increased levels of multi-family and commercial real estate loans, which carry somewhat more risk.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2020 and 2019 (continued)

Non-interest Income

Non-interest income increased $45,000 or 57.7% to $123,000 for the three months ended December 31, 2020, compared to the prior year period, primarily because of an increase in net gains on sales of loans. Net gain on sales of loans increased $63,000 to $97,000 for the recently-ended three-month period over the prior year amount. In the current interest rate environment, many borrowers are choosing long-term, fixed rate loans, which the Banks usually sell to the FHLB. An increase in volume of these loans sold was responsible for the increase in gain on sale of loans.

Non-interest Expense

Non-interest expense decreased $79,000 or 3.7% and totaled $2.0 million for the three months ended December 31, 2020, primarily due to cost-saving measures implemented by management.

Employee compensation and benefits decreased $107,000 or 7.6% to $1.3 million primarily due to lower employee and director compensation. Also contributing to lower compensation cost was an increase in the number of loans originated during the period, which increases the expense deferred for those loans. The Company’s DB pension contributions decreased $18,000 or 7.1% to $234,000 for the three-month period recently ended compared to the prior year period. Lower DB pension contributions for the quarter were a result of lower total costs than originally anticipated. Other non-interest expense decreased $14,000 or 7.7% to $168,000 for the three months ended December 31, 2020, primarily due to lower general insurance expenses, discretionary employee and meeting expenses, and regulatory assessments. Auditing and accounting expenses decreased $13,000 or 25.0% to $39,000 for the quarter just ended.

Somewhat offsetting the decreases in various non-interest expense items were increases in FDIC insurance premiums, foreclosure and OREO expenses, and data processing expenses. FDIC insurance premiums totaled $31,000 for the three months ended December 31, 2020, compared to zero for the prior year period due to a lack of SBAC credits for the current year. Foreclosure and OREO expenses, net, increased $24,000 to $30,000 for the period just ended as the Company resolved various substandard loans and incurred losses on the existing OREO. Data processing expenses increased $11,000 or 8.2% to $145,000 for the quarter ended December 31, 2020, primarily due to higher costs associated with enhanced voice and data capabilities.

Income Tax Expense

Income tax expense increased $31,000 or 53.4% to $89,000 for the three months ended December 31, 2020, compared to the prior year period. The effective tax rates for the three-month periods ended December 31, 2020 and 2019, were 19.4% and 19.0%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2020 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

The information below updates, and should be read in conjunction with, the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended June 30, 2020 that we filed with the Securities and Exchange Commission on September 30, 2020. These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Except as presented below, there have been no material changes in the risk factors as discussed in our Form 10-K.

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

We have granted payment deferrals to borrowers that have experienced financial hardship due to COVID-19, and if those borrowers are unable to resume making payments we will experience an increase in non-accrual loans, which could adversely affect our earnings and financial condition.

In keeping with regulatory guidance to work with borrowers during this unprecedented situation and as outlined in the CARES Act, we offered payment deferral programs for our business and individual customers who are adversely affected by the pandemic. Depending on the demonstrated need of the client, we deferred either the full loan payment or the principal component of the loan payment for three months. Through December 31, 2020, we had granted accommodations with respect to loans with a total value of approximately $18.4 million, which represented 6.2% of gross portfolio loans, and as of December 31, 2020, $1.2 million loans remained subject to a payment accommodation, which represented 0.4% of gross portfolio loans. Upon the expiration of the deferral period, borrowers are required to resume making previously scheduled loan payments. While interest and fees will still accrue to income, should eventual credit losses on these deferred payments emerge or if a loan is placed on nonaccrual status, interest income and fees accrued would need to be reversed. While management continues to consider the potential impact of COVID-19 on asset quality, to date, no adjustment to the allowance for credit losses has been made to address the potential impact of COVID-19 on our loan portfolio. An increase in non-performing loans and charge-offs would cause us to increase our allowance for credit losses. Any increase in the allowance for loan losses, or expenses incurred to determine the appropriate level of the allowance for loan losses, may have a material adverse effect on the Company’s financial condition and results of operations.

Customary means to collect non-performing assets may be prohibited or impractical during the COVID-19 pandemic, and there is a risk that collateral securing a non-performing asset may deteriorate if we choose not to, or are unable to, foreclose on collateral on a timely basis.

Due to temporary closure of courts and other government actions, there have been some slight delays in the ability to take certain actions with respect to delinquent borrowers that we would otherwise take in the ordinary course, such as customary collection and foreclosure procedures. To date, there has been no material impact on the Banks’ ability to collect, but if such delays recur and if the real estate market deteriorates, such delays may delay timely collection of loans.

We may experience losses, additional expense and reputational harm arising out of our origination of PPP loans.

We originated $1.5 million of PPP loans to 45 borrowers. We may incur losses on some of our PPP loans if the loans are not forgiven, the borrowers default and the SBA does not honor its guarantee due to an error made by us in making the loan, the ineligibility of the borrower or otherwise. In addition, we may experience reputational harm arising out of our origination of PPP loans as a result of reports of borrower fraud and government administration of the loan forgiveness process.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2020.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
October 1-31, 2020	–	$–	–	10,900
November 1-30, 2020	–	$–	–	10,900
December 1-31, 2020	7,500	$7.00	7,500	3,400

(1)	On February 3, 2021, the Company announced that it had substantially completed its program initiated on December 19, 2018 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended December 31, 2020 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 16, 2021	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 16, 2021	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer