Form 10-Q
period 2021-03-31
Kentucky First Federal Bancorp
filed 2021-05-17
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 7, 2021, the latest practicable date, the Corporation had 8,226,715 shares of $.01 par value common stock outstanding.

i

PART I

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	June 30,
	2021	2020
	Unaudited
ASSETS

Cash and due from financial institutions	$1,724	$1,662
Fed funds sold	5,001	--
Interest-bearing demand deposits	8,042	12,040
Cash and cash equivalents	14,767	13,702

Time deposits in other financial institutions	247	2,229
Securities available-for-sale	33	541
Securities held-to-maturity, at amortized cost- approximate fair value of $508 and $611 at March 31, 2021 and June 30, 2020, respectively	491	598
Loans held for sale	1,261	667
Loans, net of allowance of $1,622 and $1,488 at March 31, 2021 and June 30, 2020, respectively	299,190	285,887
Real estate owned, net	141	640
Premises and equipment, net	4,766	4,916
Federal Home Loan Bank stock, at cost	6,498	6,498
Accrued interest receivable	727	830
Bank-owned life insurance	2,652	2,594
Goodwill	947	947
Prepaid federal income taxes	64	135
Prepaid expenses and other assets	848	952

Total assets	$332,632	$321,136

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$225,543	$212,273
Federal Home Loan Bank advances	53,193	54,715
Advances by borrowers for taxes and insurance	560	800
Accrued interest payable	25	27
Deferred income taxes	725	837
Other liabilities	696	573
Total liabilities	280,742	269,225

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,901	34,981
Retained earnings	20,020	19,932
Unearned employee stock ownership plan (ESOP), 14,924 shares and 28,931 shares at March 31, 2021 and June 30, 2020, respectively	(149)	(289)
Treasury shares at cost, 369,349 and 342,849 common shares at March 31, 2021 and June 30, 2020, respectively	(2,968)	(2,801)
Accumulated other comprehensive income	–	2
Total shareholders’ equity	51,890	51,911

Total liabilities and shareholders’ equity	$332,632	$321,136

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Interest income
Loans, including fees	$8,835	$9,401	$2,899	$3,104
Mortgage-backed securities	11	17	3	6
Other securities	3	14	--	3
Interest-bearing deposits and other	122	364	38	92
Total interest income	8,971	9,796	2,940	3,205

Interest expense
Interest-bearing demand deposits	23	16	8	5
Savings	194	154	69	51
Certificates of Deposit	1,110	1,654	310	572
Deposits	1,327	1,824	387	628
Borrowings	333	927	105	254
Total interest expense	1,660	2,751	492	882
Net interest income	7,311	7,045	2,448	2,323
Provision for loan losses	192	64	--	--
Net interest income after provision for loan losses	7,119	6,981	2,448	2,323

Non-interest income
Earnings on bank-owned life insurance	58	58	19	20
Net gain on sales of loans	280	75	125	35
Net gain (loss) on sales of real estate owned	(18)	6	--	(1)
Valuation adjustment for real estate owned	(19)	(36)	--	(12)
Other	132	130	38	39
Total non-interest income	433	233	182	81
Non-interest expense
Employee compensation and benefits	4,027	4,168	1,383	1,400
Occupancy and equipment	425	420	145	141
FDIC insurance premiums	129	--	41	--
Voice and data communications	80	128	23	28
Advertising	114	133	38	41
Outside service fees	139	137	43	43
Data processing	430	388	138	149
Auditing and accounting	119	151	40	52
Franchise and other taxes	130	194	--	65
Foreclosure and real estate owned expenses (net)	66	57	19	17
Other	472	540	149	170
Total non-interest expense	6,131	6,316	2,019	2,106

Income before income taxes	1,421	898	611	298

Federal income tax expense	293	176	138	58

NET INCOME	$1,128	$722	$473	$240

EARNINGS PER SHARE
Basic and diluted	$0.14	$0.09	$0.06	$0.03
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Net income	$1,128	$722	$473	$240

Other comprehensive gains (losses), net of tax:
Unrealized holding Gains (losses) on securities designated as available-for-sale, net of taxes of $(1), $0, $0 and $0 during the respective periods	(2)	--	--	1
Comprehensive income	$1,126	$722	$473	$241

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2020	$86	$34,981	$19,932	$(289)	$(2,801)	$2	$51,911

Net income	–	–	1,128	–	–	–	1,128
Allocation of ESOP shares	–	(80)	–	140	–	–	60
Acquisition of shares for Treasury	–	–	–	–	(167)	–	(167)
Other comprehensive loss	–	–	–	–	–	(2)	(2)
Cash dividends of $0.30 per common share	–	–	(1,040)	–	–	–	(1,040)

Balance at March 31, 2021	$86	$34,901	$20,020	$(149)	$(2,968)	$--	$51,890

March 31, 2020

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at June 30, 2019	$86	$35,056	$33,867	$(476)	$(2,259)	$4	$66,278

Net income	–	–	722	–	–	–	722
Allocation of ESOP shares	–	(58)	–	140	–	–	82
Acquisition of shares for treasury	–	–	–	–	(475)	–	(475)
Other comprehensive loss	–	–	–	–	–	–	–
Cash dividends of $0.30 per common share	–	–	(1,038)	–	–	–	(1,038)

Balance at March 31, 2020	$86	$34,998	$33,551	$(336)	$(2,734)	$4	$65,569

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at December 31, 2020	$86	$34,948	$19,896	$(196)	$(2,902)	$--	$51,832

Net income	–	–	473	–	–	–	473
Allocation of ESOP shares	–	(47)	–	47	–	–	--
Acquisition of shares for Treasury	–	–	–	–	(66)	–	(66)
Cash dividends of $0.10 per common share	–	–	(349)	–	–	–	(349)

Balance at March 31, 2021	$86	$34,901	$20,020	$(149)	$(2,968)	$–	$51,890

March 31, 2020

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at December 31, 2019	$86	$35,011	$33,663	$(383)	$(2,571)	$3	$65,809

Net income	–	–	240	–	–	–	240
Allocation of ESOP shares	–	(13)	–	47	–	–	34
Acquisition of shares for treasury	–	–	–	–	(163)	–	(163)
Other comprehensive income	–	–	–	–	–	1	1
Cash dividends of $0.10 per common share	–	–	(352)	–	–	–	(352)

Balance at March 31, 2020	$86	$34,998	$33,551	$(336)	$(2,734)	$4	$65,569

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,128	$722
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	218	205
Accretion of purchased loan credit discount	(43)	(83)
Amortization of purchased loan premium	26	8
Amortization of deferred loan origination costs (fees)	(1)	70
Amortization of premiums on investment securities	7	6
Net gain on sale of loans	(280)	(75)
Net (gain) loss on sale of real estate owned	18	(6)
Valuation adjustments of real estate owned	19	36
ESOP compensation expense	60	82
Earnings on bank-owned life insurance	(58)	(58)
Provision for loan losses	192	64
Origination of loans held for sale	(6,468)	(2,655)
Proceeds from loans held for sale	6,154	2,170
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	103	46
Prepaid expenses and other assets	104	135
Accrued interest payable	(2)	5
Other liabilities	123	99
Income taxes	(41)	180
Net cash provided by operating activities	1,259	951

Cash flows from investing activities:
Purchase of time deposits in other financial institutions	--	(2,500)
Maturities of time deposits in other financial institutions	1,982	6,739
Securities maturities, prepayments and calls:
Held to maturity	100	144
Available for sale	506	500
Purchase of FHLB stock	--	(16)
Loans originated for investment, net of principal collected	(13,767)	2,062
Proceeds from sale of real estate owned	753	180
Additions to real estate owned	(1)	(39)
Additions to premises and equipment, net	(68)	(156)
Net cash provided by (used in) investing activities	(10,495)	6,914

Cash flows from financing activities:
Net increase in deposits	13,270	12,719
Payments by borrowers for taxes and insurance, net	(240)	(246)
Proceeds from Federal Home Loan Bank advances	38,600	13,800
Repayments on Federal Home Loan Bank advances	(40,122)	(25,461)
Treasury stock purchased	(167)	(475)
Dividends paid on common stock	(1,040)	(1,038)
Net cash provided by (used in) financing activities	10,301	(701)

Net increase in cash and cash equivalents	1,065	7,164

Beginning cash and cash equivalents	13,702	9,861

Ending cash and cash equivalents	$14,767	$17,025

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Federal income taxes	$191	$–

Interest on deposits and borrowings	$1,662	$2,746

Transfers of loans to real estate owned, net	$327	$304

Loans made on sale of real estate owned	$37	$95

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2021

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the nine-month period ended March 31, 2021, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2020 has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2020 filed with the Securities and Exchange Commission.

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

March 31, 2021

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

March 31, 2021

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
(in thousands)	2021	2020	2021	2020
Net income allocated to common shareholders, basic and diluted	$1,128	$722	$473	$240

	Nine months ended March 31,		Three months ended March 31,
	2021	2020	2021	2020
Weighted average common shares outstanding, basic and diluted	8,217,654	8,259,807	8,211,789	8,246,574

There were no stock option shares outstanding for the nine- or three-month periods ended March 31, 2021 and 2020.

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2021 and June 30, 2020, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2021
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$33	$–	$–	$33

Held-to-maturity Securities
Agency mortgage-backed: residential	$491	$20	$3	$508

	June 30, 2020
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency bonds	$500	$3	$–	$503
Agency mortgage-backed: residential	38	–	–	38
	$538	$3	$–	$541

Held-to-maturity Securities
Agency mortgage-backed: residential	$598	$16	$3	$611

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

3. Investment Securities (continued)

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $1.8 million and $1.9 million at March 31, 2021 and June 30, 2020, respectively.

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

4. Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2021	2020
Residential real estate
One- to four-family	$222,878	$222,489
Multi-family	19,773	12,373
Construction	5,959	4,045
Land	1,286	765
Farm	2,217	2,354
Nonresidential real estate	37,884	33,503
Commercial nonmortgage	2,082	2,214
Consumer and other:
Loans on deposits	1,126	1,245
Home equity	7,004	7,645
Automobile	75	67
Unsecured	528	675
	300,812	287,375
Allowance for loan losses	(1,622)	(1,488)
	$299,190	$285,887

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$671	$(3)	$(23)	$–	$645
Multi-family	184	96	–	–	280
Construction	6	3	–	–	9
Land	1	1	–	–	2
Farm	4	--	–	–	4
Nonresidential real estate	405	61	–	–	466
Commercial nonmortgage	3	--	–	–	3
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	37	(45)	7	10
Automobile	–	–	–	–	–
Unsecured	1	(3)	–	3	1
Unallocated	200	–	–	–	200
Totals	$1,488	$192	$(68)	$10	$1,622

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$647	$(2)	$--	$–	$645
Multi-family	277	3	–	–	280
Construction	6	3	–	–	9
Land	2	--	–	–	2
Farm	5	(1)	–	–	4
Nonresidential real estate	469	(3)	–	–	466
Commercial nonmortgage	2	1	–	–	3
Consumer and other:
Loans on deposits	2	--	–	–	2
Home equity	11	(1)	–	–	10
Automobile	–	–	–	–	–
Unsecured	1	--	–	--	1
Unallocated	200	–	–	–	200
Totals	$1,622	$--	$--	$--	$1,622

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$685	$59	$(65)	$1	$680
Multi-family	200	(31)	–	–	169
Construction	6	1	–	–	7
Land	1	1	–	–	2
Farm	6	(2)	–	–	4
Nonresidential real estate	336	32	–	–	368
Commercial nonmortgage	5	(2)	–	–	3
Consumer and other:
Loans on deposits	3	(1)	–	–	2
Home equity	14	(2)	–	–	12
Automobile	–	8	(8)	–	–
Unsecured	–	1	–	–	1
Unallocated	200	–	–	–	200
Totals	$1,456	$64	$(73)	$1	$1,448

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$684	$(5)	$–	$1	$680
Multi-family	172	(3)	–	–	169
Construction	6	1	–	–	7
Land	2	--	–	–	2
Farm	4	--	–	–	4
Nonresidential real estate	361	7	–	–	368
Commercial nonmortgage	4	(1)	–	–	3
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	1	–	–	12
Automobile	–	--	--	–	–
Unsecured	1	--	–	–	1
Unallocated	200	–	–	–	200
Totals	$1,447	$--	$--	$1	$1,448

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2021. The recorded investment in loans excludes accrued interest receivable due to immateriality.

March 31, 2021:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans	Unallocated allowance	Total allowance
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,903	$667	$4,570	$–	$–	$–
Multi-family	652	–	652	–	–	–
Farm	290	–	290	–	–	–
Nonresidential real estate	636	–	636	–	–	–
Consumer:
Unsecured	17	--	17	--	--	--
	5,498	667	6,165	–	–	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$218,308	$645	$–	$645
Multi-family			19,121	280	–	280
Construction			5,959	9	–	9
Land			1,286	2	–	2
Farm			1,927	4	–	4
Nonresidential real estate			37,248	466	–	466
Commercial nonmortgage			2,082	3	–	3
Consumer:
Loans on deposits			1,126	2	–	2
Home equity			7,004	10	–	10
Automobile			75	–	–	–
Unsecured			511	1	–	1
Unallocated			–	–	200	200
			294,647	1,422	200	1,622
			$300,812	$1,422	$200	$1,622

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the nine months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2021			2020
With no related allowance recorded:
One- to four-family	$3,941	$120	$120	$3,866	$74	$74
Multi-family	662	18	18	681	25	25
Construction	32	–	–	–	–	–
Farm	300	23	23	310	11	11
Nonresidential real estate	648	24	24	698	23	23
Consumer and other	9	--	--	--	--	--
Purchased credit-impaired loans	709	40	40	859	60	60
	6,301	225	225	6,413	193	193
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,301	$225	$225	$6,413	$193	$193

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2021			2020
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,971	$36	$36	$3,951	$12	$12
Multi-family	655	6	6	680	8	8
Farm	291	--	--	310	6	6
Nonresidential real estate	641	17	17	717	9	9
Consumer and other	9	--	--	--	--	--
Purchased credit-impaired loans	676	16	16	846	25	25
	6,243	75	75	6,503	60	60
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,243	$75	$75	$6,503	$60	$60

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2021 and June 30, 2020:

	March 31, 2021		June 30, 2020
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$4,339	$248	$4,458	$1,135
Multifamily	652	–	671	–
Construction	--	–	63	–
Farm	290	–	309	–
Nonresidential real estate and land	636	–	660	–
Commercial and industrial	–	–	4	–
Consumer	22	19	95	–
	$5,939	$267	$6,260	$1,135

One- to four-family loans in process of foreclosure totaled $649,000 and $694,000 at March 31, 2021 and June 30, 2020, respectively.

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

The provisions of the CARES Act included an election to not apply the guidance on accounting for troubled debt restructurings to loan modifications, such as extensions or deferrals, related to COVID-19 made between March 1, 2020 and the earlier of (i) March 31, 2021 or (ii) 60 days after the end of the COVID-19 national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. In December 2020, Congress amended the CARES Act through the Consolidated Appropriation Act of 2021, which provided additional COVID-19 relief to American families and businesses, including extending TDR relief under the CARES Act until the earlier of December 31, 2021 or 60 days following the termination of the national emergency. The Company elected to adopt these provisions of the CARES Act. As of March 31, 2021, the Banks had granted deferrals to 101 loans totaling $18.4 million. One borrower who owed $859,000 at March 31, 2021, had been granted an additional extension and returned to normal payment status in April 2021. All other borrowers granted a deferral, composed of 100 loans totaling $17.5 million in principal had resumed regular payments at March 31, 2021.

At March 31, 2021 and June 30, 2020, the Company had $1.9 million and $1.9 million of loans classified as TDRs, respectively. Of the TDRs at March 31, 2021, approximately 29.4% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the nine months ended March 31, 2021, the Company had two loans, which were associated with a single borrower and were both secured by a single-family residence, restructured as TDRs. The loans were classified as TDRs pursuant to court action under Chapter 7 bankruptcy proceedings without the borrower reaffirming the debt personally, and totaled $143,000 at March 31, 2021, and were current on payments as of that date.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

4. Loans receivable (continued)

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

The following table summarizes TDR loan modifications that occurred during the nine months ended March 31, 2021 and 2020, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings
Nine months ended March 31, 2021
Residential real estate:
Chapter 7 bankruptcy	$143	$–	$143

Nine months ended March 31, 2020
Residential real estate:
Terms extended	$677	$–	$677
Terms extended and additional funds advanced	$119	$–	$119
Chapter 7 bankruptcy	$21	$–	$21

No TDRs defaulted during the nine-month periods ended March 31, 2021 or 2020.

There were no TDR loan modifications that occurred during the three months ended March 31, 2021 and 2020.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2021, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,162	$1,582	$3,744	$219,134	$222,878
Multi-family	–	–	–	19,773	19,773
Construction	--	--	--	5,959	5,959
Land	–	–	–	1,286	1,286
Farm	102	–	102	2,115	2,217
Nonresidential real estate	99	245	344	37,540	37,884
Commercial non-mortgage	–	–	–	2,082	2,082
Consumer and other:
Loans on deposits	–	–	–	1,126	1,126
Home equity	176	19	195	6,809	7,004
Automobile	--	–	--	75	75
Unsecured	76	–	76	452	528
Total	$2,615	$1,846	$4,461	$296,351	$300,812

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2020, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,546	$2,670	$5,216	$217,273	$222,489
Multi-family	–	–	–	12,373	12,373
Construction	192	63	255	3,790	4,045
Land	–	–	–	765	765
Farm	107	309	416	1,938	2,354
Nonresidential real estate	57	253	310	33,193	33,503
Commercial nonmortgage	–	–	–	2,214	2,214
Consumer:
Loans on deposits	–	–	–	1,245	1,245
Home equity	255	90	345	7,300	7,645
Automobile	–	–	–	67	67
Unsecured	–	–	–	675	675
Total	$3,157	$3,385	$6,542	$280,833	$287,375

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2021
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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$215,885	$677	$6,316	$–
Multi-family	19,121	–	652	–
Construction	5,959	–	--	–
Land	1,286	–	–	–
Farm	1,927	–	290	–
Nonresidential real estate	35,861	931	1,092	–
Commercial nonmortgage	2,082	–	–	–
Consumer:
Loans on deposits	1,126	–	–	–
Home equity	6,929	40	35	–
Automobile	75	–	–	–
Unsecured	522	–	6	–
	$290,773	$1,648	$8,391	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2021
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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $351,000 and $351,000 at March 31, 2021 and June 30, 2020, respectively, is as follows:

(in thousands)	March 31, 2021	June 30, 2020
One- to four-family residential real estate	$667	$751

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Nine months ended March 31, 2021	Twelve months ended June 30, 2020
Balance at beginning of period	$447	$544
Accretion of income	(43)	(97)
Disposals, net of recoveries	–	–
Balance at end of period	$404	$447

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2020, nor for the nine-month period ended March 31, 2021. Neither were any allowance for loan losses reversed during those periods.

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

March 31, 2021

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2021
Agency mortgage-backed: residential	$33	$–	$33	$–

June 30, 2020
Agency bonds	$503	$–	$503	$–
Agency mortgage-backed: residential	38	–	38	–
	$541	$–	$541	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

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

There were no impaired loans, which were measured using the fair value of the collateral for collateral-dependent loans, at March 31, 2021, or at June 30, 2020. Amounts charged off related to the resolution of impaired loans were $45,000 for the nine-month period ended March 31, 2021 and $9,000 off for the nine-month period ended March 31, 2020.

Other real estate owned (“OREO”) was written down $19,000 and $0 during the nine- and three-months ended March 31, 2020. One single-family residential property, which was held as OREO and was written down by $19,000 during the nine months ended March 31, 2021, was sold during the period. There was no OREO measured at fair value less costs to sell at March 31, 2021.

The following table presents quantitative information about Level 3 fair value measurements for financial instruments measured at fair value on a non-recurring basis at June 30, 2020:

				Range
	Fair Value	Valuation	Unobservable	(Weighted
	(in thousands)	Technique(s)	Input(s)	Average)
Foreclosed and repossessed assets:
One- to four-family	$465	Sales comparison approach	Adjustments for differences between comparable sales	-2.7% to 41.2% (20.4%)

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2021 and June 30, 2020 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2021 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$14,767	$14,767			$14,767
Time deposits in other financial institutions	247	249			249
Available-for-sale securities	33		$33		33
Held-to-maturity securities	491		508		508
Loans held for sale	1,261			$1,310	1,310
Loans receivable - net	299,190			309,608	309,608
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	727		727		727

Financial liabilities
Deposits	$225,543	$101,627	$124,445		226,072
Federal Home Loan Bank advances	53,193		53,692		53,692
Advances by borrowers for taxes and insurance	560		560		560
Accrued interest payable	25		25		25

		Fair Value Measurements at
	Carrying	June 30, 2020 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$13,702	$13,702			$13,702
Term deposits in other financial institutions	2,229	2,252			2,252
Available-for-sale securities	541		$541		541
Held-to-maturity securities	598		611		611
Loans held for sale	667		685		685
Loans receivable – net	285,887			$295,431	295,431
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	830		830		830

Financial liabilities
Deposits	$212,273	$78,118	$135,000		$213,118
Federal Home Loan Bank advances	54,715		55,416		55,416
Advances by borrowers for taxes and insurance	800		800		800
Accrued interest payable	27		27		27

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2021

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Nine months ended March 31, 2021
Beginning balance	$2
Current year change	(2)
Ending balance	$–

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended March 31,
(in thousands)	2021	2020
Unrealized holding gains (losses) on available-for-sale securities	$(3)	$--
Tax effect	1	–
Net-of-tax amount	$(2)	$--

	Three months ended March 31,
(in thousands)	2021	2020
Unrealized holding gains (losses) on available-for-sale securities	$--	$1
Tax effect	--	–
Net-of-tax amount	$--	$1

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2021			2020
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$294,765	$8,835	4.00%	$282,101	$9,401	4.44%
Mortgage-backed securities	586	11	2.50	727	17	3.12
Other securities	132	3	3.03	725	14	2.58
Other interest-earning assets	21,646	122	0.75	21,992	364	2.21
Total interest-earning assets	317,129	8,971	3.77	305,545	9,796	4.27

Less: Allowance for loan losses	(1,552)			(1,445)
Non-interest-earning assets	12,234			26,080
Total assets	$327,811			$330,180

Interest-bearing liabilities:
Demand deposits	$17,871	$23	0.17%	$13,982	$16	0.15%
Savings	62,674	194	0.41	50,331	154	0.41
Certificates of deposit	128,343	1,110	1.15	130,379	1,654	1.69
Total deposits	208,888	1,327	0.85	194,692	1,824	1.25
Borrowings	55,160	333	0.81	61,176	927	2.02
Total interest-bearing liabilities	264,048	1,660	0.84	255,868	2,751	1.43

Noninterest-bearing demand deposits	9,817			6,430
Noninterest-bearing liabilities	2,035			1,844
Total liabilities	275,900			264,142

Shareholders’ equity	51,911			66,038
Total liabilities and shareholders’ equity	$327,811			$330,180
Net interest spread		$7,311	2.93%		$7,045	2.84%
Net interest margin			3.07%			3.07%
Average interest-earning assets to average interest-bearing liabilities			120.10%			119.42%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended March 31, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2021			2020
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$298,828	$2,899	3.88%	$281,881	$3,104	4.41%
Mortgage-backed securities	550	3	2.18	678	6	3.54
Other securities	--	--	--	504	3	2.38
Other interest-earning assets	22,270	38	0.68	22,573	92	1.63
Total interest-earning assets	321,648	2,940	3.66	305,636	3,205	4.20

Less: Allowance for loan losses	(1,622)			(1,448)
Non-interest-earning assets	11,619			26,009
Total assets	$331,645			$330,197

Interest-bearing liabilities:
Demand deposits	$18,567	$8	0.17%	$13,532	$5	0.15%
Savings	67,532	69	0.41	50,021	51	0.41
Certificates of deposit	123,975	310	1.00	134,874	572	1.70
Total deposits	210,074	387	0.74	198,427	628	1.27
Borrowings	56,998	105	0.74	57,304	254	1.77
Total interest-bearing liabilities	267,072	492	0.74	255,731	882	1.38

Noninterest-bearing demand deposits	11,181			7,068
Noninterest-bearing liabilities	1,586			1,586
Total liabilities	279,839			264,385

Shareholders’ equity	51,806			65,812
Total liabilities and shareholders’ equity	$331,645			$330,197
Net interest spread		$2,448	2.92%		$2,323	2.82%
Net interest margin			3.04%			3.04%
Average interest-earning assets to average interest-bearing liabilities			120.44%			119.52%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to March 31, 2021

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

Management continues to monitor the general impact of COVID-19, as well as certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted on March 27, 2020, and other more recent legislative and regulatory relief efforts including the Consolidated Appropriations Act, 2021. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. While the pandemic has affected the physical operations of the Banks, the business has been mostly unchanged with consistent levels of consumer transactions and loan originations. The potential for a deterioration in asset quality remains, but actual asset quality has improved. Classified assets at March 31, 2021, totaled $8.5 million compared to $10.5 million at March 31, 2020. Management attributes some of this improved performance to the overall strengthening in the residential real estate market. Approximately 95% of the Company’s loans are secured by residential real estate.

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to March 31, 2021 (continued)

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

At March 31, 2021 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Lending Operations and Credit Risk

As noted herein the Company is working with its borrowers who are negatively impacted by COVID-19 by offering a payment deferral program. As of March 31, 2021, we had borrowers with 101 loans avail themselves of our payment deferral program with a total principal balance of $18.4 million in loans modified. One borrower with outstanding principal of $859,000 had been granted an additional extension and returned to regular paying status in April 2021. All other borrowers granted a deferral, composed of 100 loans totaling $17.5 million in principal had resumed regular payments.

The CARES Act and subsequent Consolidated Appropriations Act, 2021, includes a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”) and is designed to aid small- and medium-sized businesses through federally-guaranteed loans disbursed through banks. These loans are intended to provide eight weeks of payroll and other costs to assist those businesses to either remain open or to re-open quickly and allow their workers to pay their bills. First Federal of Kentucky qualified as an SBA lender to assist the small business community in securing this important funding. As of March 31, 2021, First Federal of Kentucky had approved and closed with the SBA 73 PPP loans representing $2.6 million in funding. Of those loans a total of 28 loans aggregating $1.2 million had been repaid at the end of the period. It is our understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, the bank could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to March 31, 2021 (continued)

Assets: At March 31, 2021, the Company’s assets totaled $332.6 million, an increase of $11.5 million, or 3.6%, from total assets at June 30, 2020. This increase was attributed primarily to an increase in loans, net.

Cash and cash equivalents: Cash and cash equivalents increased $1.1 million or 7.8% to $14.8 million at March 31, 2021. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $2.0 million or 88.9% to $247,000 at March 31, 2021. As short-term time deposits matured the funds were used to repay FHLB advances, reinvested at the highest earning level possible or simply carried as interest-bearing demand deposits.

Investment securities: At March 31, 2021, our securities portfolio consisted of mortgage-backed securities. Investment securities decreased $615,000 or 54.0% to $524,000 at March 31, 2021.

Loans: Loans receivable, net, increased by $13.3 million or 4.7% to $299.2 million at March 31, 2021. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At March 31, 2021, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.2 million, or 2.1% of total loans (including acquired loans), compared to $7.4 million or 2.6%, of total loans at June 30, 2020. The Company’s allowance for loan losses totaled $1.6 million and $1.5 million at March 31, 2021 and June 30, 2020, respectively. The allowance for loan losses at March 31, 2021, represented 26.1% of nonperforming loans and 0.5% of total loans (including acquired loans), while at June 30, 2020, the allowance represented 20.1% of nonperforming loans and 0.5% of total loans.

The Company had $8.5 million in assets classified as substandard for regulatory purposes at March 31, 2021, including loans ($8.4 million), loans acquired in the CKF Bancorp transaction and real estate owned (“REO”) ($141,000.) Classified loans as a percentage of total loans (including loans acquired) was 2.8% and 3.1% at March 31, 2021 and June 30, 2020, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2021	June 30, 2020
Substandard assets	$8,532	$9,587
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$8,532	$9,587

At March 31, 2021, the Company’s real estate acquired through foreclosure represented 1.7% of substandard assets compared to 6.7% at June 30, 2020. During the periods presented the Company made one loan totaling $37,000 to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $44,000 and $23,000 at March 31, 2021 and June 30, 2020, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2020 to March 31, 2021 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2021		June 30, 2020
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	3	$141	5	$640
Building lot	1	–	1	–
Total REO	4	$141	6	$640

At March 31, 2021 and June 30, 2020, the Company had $1.6 million and $1.7 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012). This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $11.5 million, or 4.3% to $280.7 million at March 31, 2021, primarily as a result of increases in deposits. Deposits increased $13.3 million or 6.3% to $225.5 million at March 31, 2021, while advances decreased $1.5 million or 2.8% to $53.2 million at March 31, 2021.

Shareholders’ Equity: At March 31, 2021, the Company’s shareholders’ equity totaled $51.9 million, a decrease of $21,000 or 0.0% from the June 30, 2020 total. The change in shareholders’ equity was primarily associated with common shares purchased by the Company to hold as treasury shares, and net profits for the period less dividends paid on common stock.

The Company paid dividends of $1.0 million or 92.2% of net income for the nine-month period just ended. On July 7, 2020, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2021. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2020 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2021 and 2020

General

Net income totaled $1.1 million or $0.14 diluted earnings per share for the nine months ended March 31, 2021, an increase of $406,000 or 56.2% from net income of $722,000 or $0.09 diluted earnings per share for the same period in 2020. The increase in net income on a nine-month basis was primarily attributable to higher net interest income, higher non-interest income and lower non-interest expense, which were partially offset by increased provision for loan losses and increased provision for income tax.

Net Interest Income

Net interest income before provision for loan losses increased $266,000 or 3.8% to $7.3 million for the nine-month period just ended. Interest income decreased by $825,000, or 8.4%, to $9.0 million, while interest expense decreased $1.1 million or 39.7% to $1.7 million for the nine months ended March 31, 2021.

The decrease in interest income period-to-period was due primarily to a decrease in the average rate earned on interest-earning assets, as the average volume of interest-earning assets increased period-to-period. The average rate decreased 50 basis points to 3.77% for the recently-ended nine-month period compared to the prior year period, while the average balance of interest-earning assets increased $11.6 million or 3.8% to $317.1 million for the nine months ended March 31, 2021. Interest income on loans decreased $566,000 or 6.0% to $8.8 million, due primarily to a decrease in the average rate earned on the loan portfolio, which decreased 44 basis points to 4.00%, while the average balance increased $12.7 million or 4.5% to $294.8 million for the nine-month period ended March 31, 2021. Interest income from interest-bearing deposits and other decreased $242,000 or 66.5% to $122,000 for the nine months just ended due primarily to a decrease in the average rate earned, which decreased 146 basis points to 0.75% for the recently-ended period compared to the period a year ago.

The decrease in interest expense was due primarily to a decrease of 59 basis points on the average rate paid on funding sources, which totaled 0.84% for the nine months ended March 31, 2021. The Company’s interest-bearing liabilities have repriced quickly as we are able to take advantage of the low interest rate environment that currently exists. Interest expense on deposits decreased $497,000 or 27.2% to $1.3 million for the nine months ended March 31, 2021, while interest expense on borrowings decreased $594,000 or 64.1% to $333,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average rate paid on interest-bearing deposits, which decreased 40 basis points to 0.85% for the recently ended period, while the average balance of interest-bearing deposits increased $14.2 million or 7.3% to $208.9 million for the most recent period. The decrease in interest expense on borrowings was attributed to both to a lower average rate paid on the borrowings and a lower average balance of borrowings period to period. The average balance of borrowings outstanding decreased $6.0 million or 9.8% to $55.2 million for the recently ended nine-month period, while the average rate paid on borrowings decreased 121 basis points to 0.81% for the most recent period.

Net interest spread increased from 2.84% for the prior year semiannual period to 2.93% for the nine-month period ended March 31, 2021.

Provision for Losses on Loans

Provision for loan losses increased $128,000 for the nine-month period ended March 31, 2021, and totaled $192,000 compared to $64,000 for the prior year semi-annual period. The higher provision was primarily in response to the higher level of loans maintained in the portfolio as well as increased levels of multi-family and commercial real estate loans, which carry somewhat more risk. While management continues to consider the potential impact of COVID-19 on asset quality, no adjustment to the allowance for loan losses has been made for that specific reason. Near the onset of the pandemic, the Company granted deferrals to borrowers representing $18.1 million in loans, but the overwhelming majority of those borrowers have resumed regular payments. Further, 95% of the Company’s loan portfolio is secured by residential real estate, which has performed well during the pandemic.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2021 and 2020 (continued)

Non-interest Income

Non-interest income increased $200,000 or 85.8% to $433,000 for the nine months ended March 31, 2021, compared to the prior year period, primarily because of an increase in net gains on sales of loans. Net gain on sales of loans increased $205,000 to $280,000 for the recently-ended nine-month period. In the current interest rate environment, many borrowers are choosing long-term, fixed rate loans, which the bank usually sells to the Federal Home Loan Bank of Cincinnati (“FHLB”). An increase in volume of these loans sold was responsible for the increase in gain on sale of loans.

Non-interest Expense

Non-interest expense decreased $185,000 or 2.9% and totaled $6.1 million for the nine months ended March 31, 2021, primarily due to cost-saving measures implemented by management.

Employee compensation and benefits decreased $141,000 or 3.4% to $4.0 million primarily due to lower employee compensation. The Banks were operating with fewer full-time equivalent employees in the nine-month period just ended compared to the prior year period. Also contributing to lower compensation cost was an increase in the number of loans originated in the recently-ended period compared to the prior year period. The Banks are required to defer a portion of the costs associated with loan originations and those costs are primarily related to personnel costs. Somewhat offsetting the decreases in other employee compensation and benefits expense was an increase in contributions to the Company’s Defined Benefit (“DB”) pension plan. DB pension contributions increased $38,000 or 5.5% to $720,000 for the nine-month period recently ended compared to the prior year period. Higher DB pension contributions were a result of higher administrative fees and Pension Benefit Guarantee Corporation premiums, as the Company’s DB plan was frozen effective April 1, 2019. Other non-interest expense decreased $68,000 or 12.6% to $472,000 for the nine months ended March 31, 2021, primarily due to lower general insurance expenses, discretionary employee and meeting expenses, regulatory assessments and general loan expenses. Franchise and other taxes decreased $64,000 or 33.0% and totaled $130,000 for the nine months ended March 31, 2021, as the Banks became subject to Kentucky corporate income tax on its earnings rather than being subject to the Kentucky Savings and Loan tax effective January 1, 2021. Voice and data communications expense decreased $48,000 or 37.5% to $80,000 for the nine-month period just ended as upgraded technology savings were realized.

Somewhat offsetting the decreases in various non-interest expense items were increases in FDIC insurance premiums and data processing expenses. FDIC insurance premiums increased to $129,000 for the nine months ended March 31, 2021. In the prior year semi-annual period the Banks were able to utilize their Small Bank Assessment Credits (“SBAC”). The SBAC were depleted in the quarterly period ended June 30, 2020. Data processing increased $42,000 or 10.8% to $430,000 for the period just ended as core processing costs increased and the Company expanded its technology infrastructure.

Income Tax Expense

Income tax expense increased $117,000 or 66.5% to $293,000 for the nine months ended March 31, 2021, compared to the prior year period. The effective tax rates for the nine-month periods ended March 31, 2021 and 2020, were 20.6% and 19.6%, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended March 31, 2021 and 2020

General

Net income totaled $473,000 or $0.06 diluted earnings per share for the three months ended March 31, 2021, an increase of $233,000 or 97.1% from net income of $240,000 or $0.03 diluted earnings per share for the same period in 2020.

Net Interest Income

Net interest income before provision for loan losses increased $125,000 or 5.4% to $2.4 million for the three-month period just ended, as interest expense decreased at a faster pace than interest income decreased for the quarter just ended. Interest income decreased by $265,000, or 8.3%, to $2.9 million, while interest expense decreased $390,000 or 44.2% to $492,000 for the three months ended March 31, 2021.

Interest income on loans decreased $205,000 or 6.6% to $2.9 million, due primarily to a decrease in the average rate earned on the loan portfolio. The average rate earned on the loan portfolio decreased 53 basis points to 3.88%, while the average balance increased $16.9 million or 6.0% to $298.8 million for the three-month period ended March 31, 2021. Interest income from interest-bearing deposits and other decreased $54,000 or 58.7% to $38,000 for the three months just ended due to a decrease in the average rate earned, which decreased 95 basis points to 0.68% for the recently-ended period compared to the period a year ago.

Interest expense on deposits decreased $241,000 or 38.4% to $387,000 for the three months ended March 31, 2021, while interest expense on borrowings decreased $149,000 or 58.7% to $105,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average rate paid on interest-bearing deposits, which decreased 53 basis points to 0.74% for the recently ended period, while the average balance of interest-bearing deposits increased $11.6 million or 5.9% to $210.1 million for the most recent period. The decrease in interest expense on borrowings was attributed to both to a lower average rate paid on the borrowings and a lower average balance of borrowings period to period. The average balance of borrowings outstanding decreased $306,000 or 0.5% to $57.0 million for the recently ended three-month period, while the average rate paid on borrowings decreased 103 basis points to 0.74% for the most recent period.

Net interest spread increased 10 basis points from 2.82% for the prior year quarterly period to 2.92% for the three-month period ended March 31, 2021.

Provision for Losses on Loans

There was no provision for loan losses for the three-month periods ended March 31, 2021 or 2020. The Company had recorded higher provision earlier in the fiscal year in response to the higher level of loans maintained in the portfolio as well as increased levels of multi-family and commercial real estate loans, which carry somewhat more risk.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended March 31, 2021 and 2020 (continued)

Non-interest Income

Non-interest income increased $101,000 or 124.7% to $182,000 for the three months ended March 31, 2021, compared to the prior year period, primarily because of an increase in net gains on sales of loans. Net gain on sales of loans increased $90,000 to $125,000 for the recently-ended three-month period over the prior year amount. In the current interest rate environment, many borrowers are choosing long-term, fixed rate loans, which the Banks usually sell to the FHLB. An increase in volume of these loans sold was responsible for the increase in gain on sale of loans.

Non-interest Expense

Non-interest expense decreased $87,000 or 4.1% and totaled $2.0 million for the three months ended March 31, 2021, primarily due to cost-saving measures implemented by management.

Franchise and other taxes decreased $65,000 or 100.0% for the three months ended March 31, 2021, as the Banks became subject to Kentucky corporate income tax on its earnings rather than being subject to the Kentucky Savings and Loan tax effective January 1, 2021. Other non-interest expense decreased $21,000 or 12.4% to $149,000 for the three months ended March 31, 2021, primarily due to lower discretionary employee and meeting expenses, and expenses associated with management of the loan portfolio. Employee compensation and benefits decreased $17,000 or 1.2% to $1.4 million primarily due to lower employee and director compensation as well as higher deferred compensation cost attributed to an increase in the number of loans originated during the period. The Company’s DB pension contributions decreased $18,000 or 7.1% to $234,000 for the three-month period recently ended compared to the prior year period. Lower DB pension contributions for the quarter were a result of lower total costs than originally anticipated.

Somewhat offsetting the decreases in various non-interest expense items was an increase in FDIC insurance premiums, which totaled $41,000 for the three months ended March 31, 2021, compared to zero for the prior year period due to a lack of SBAC credits for the current period.

Income Tax Expense

Income tax expense increased $80,000 or 137.9% to $138,000 for the three months ended March 31, 2021, compared to the prior year period. As described herein, the Banks became subject to Kentucky corporate income tax on its earnings rather than being subject to the Kentucky Savings and Loan tax effective January 1, 2021. The effective tax rates for the three-month periods ended March 31, 2021 and 2020, were 22.6% and 19.5%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2021 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors disclosed in Part I, “Item 1A- Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2020, as updated by the disclosure in Part II, Item 1A-Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended December 31, 2021, which risk factors could materially affect our business, financial condition or future results. The risks described therein are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2021.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
January 1-31, 2021	–	$–	–	150,000
February 1-28, 2021	10,000	$6.65	10,000	140,000
March 1-31, 2021	--	$--	--	140,000

(1)	On February 3, 2021, the Company announced that it had substantially completed its program initiated on December 19, 2018 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended March 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Income; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Cash Flows: and (v) the related Notes.

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 17, 2021	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 17, 2021	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer