Form 10-K
period 2021-06-30
Kentucky First Federal Bancorp
filed 2021-09-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2021

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

The aggregate market value of the common stock held by nonaffiliates was $19.1 million as of December 31, 2020.

Number of shares of common stock outstanding as of September 24, 2021: 8,222,046

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2021. (Part II)

2.	Portions of Proxy Statement for the 2021 Annual Meeting of Stockholders. (Part III)

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

At June 30, 2021, Kentucky First had total assets of $338.1 million, deposits of $226.8 million and stockholders’ equity of $52.3 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

First Federal of Hazard and First Federal of Kentucky are subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency and their deposits are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Both of the Banks are members of the Federal Home Loan Bank of Cincinnati, which is one of the 12 regional banks in the FHLB System. See “Regulation and Supervision.”

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office located at 655 Main Street, Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2021, First Federal of Hazard had total assets of $90.8 million, net loans of $83.7 million, total mortgage-backed and other securities of $145,000, deposits of $48.5 million and total capital of $18.4 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2021, First Federal of Kentucky had total assets of $249.8 million, net loans of $214.1 million, total mortgage-backed and other securities of $350,000, deposits of $183.8 million and total capital of $31.2 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, median household income in Perry County averaged $33,640 compared to personal income of $50,589 in Kentucky and $62,843 in the United States. Total population in Perry County has declined approximately 1,560 or 5.5% over the last four years to approximately 26,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of education and health services (26.0%), the trade, transportation and utilities industry (20.3%), professional and business services (7.8%), and financial activities (2.8%). During the last five years, the unemployment rate (not seasonally adjusted) has been higher than most regions, and in July 2021, was 6.5%, compared to 4.7% in Kentucky and 5.7% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 52,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is government, which employs about 36.3% of the workforce followed by the education and health services sector (9.9%), followed by the trade, transportation and utilities sector (9.7%), professional and business services (9.4%), leisure and hospitality industries (8.6%), and manufacturing (8.4%.). The unemployment rate was 4.5% for July 2021 after having experienced an unemployment rate which had ranged from 4.4% to 9.0% in prior years. The median household income in Franklin County averaged $56,274.

Boyle County has a population of approximately 30,000. The education and health services sector, which employs about 21.7% of the work force, is the largest employer, while the trade, transportation and utilities sector and manufacturing sector are the next largest employers with approximately 18.6% and 13.3% of the workforce, respectively. Centre College is one of the larger employers in the community. The unemployment rate was 5.0% in July 2021, while the per capita income in Boyle County for 2019 (the most recent period for which information is available) averaged $46,382.

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

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2021, residential mortgage loans totaled $249.3 million, or 83.2%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of First Federal of Kentucky’s adjustable-rate loans are indexed to the National Average Contract Interest Rate for Major Lenders on the Purchase of Previously Occupied Homes. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2021, the Company’s loan portfolio included $241.9 million in adjustable-rate residential mortgage loans, or 97.0%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. At June 30, 2021, construction loans totaled $5.4 million, or 1.8%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2021, multi-family loans totaled $19.8 million, or 6.6%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, and properties used for other purposes. At June 30, 2021, nonresidential real estate loans totaled $35.5 million, or 11.9% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2021, commercial non-mortgage loans totaled $2.3 million, or 0.7%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2021, our consumer loan balance totaled $8.9 million, or 3.0%, of our total loan portfolio. Of the consumer loan balance at June 30, 2021, $7.2 million were home equity loans, $1.1 million were loans secured by savings deposits and $628,000 were automobile or unsecured loans. Our home equity loans are made on the security of residential real estate and have terms of up to 15 years. Most of our home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, although we do offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. Our home equity loans require the monthly payment of 1.0% to 2.0% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. Home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2021, the total outstanding home equity loans amounted to 2.4% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2021, loans on savings accounts totaled 0.4% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2021, totaled 0.2% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2021, $18.3 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

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

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2021, the regulatory limit on loans to one borrower was $4.5 million for First Federal of Hazard and $2.8 million for First Federal of Kentucky. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2021, no commitment losses were reflected in a separate liability.

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

At June 30, 2021, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $2.7 million at June 30, 2021. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2021, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $2.7 million and $7.5 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2021, the latest date for which data is available, First Federal of Hazard had a deposit market share of 7.5% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) 1st Trust Bank, Inc., and Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) had Perry County deposit market shares of 36.8%, 26.1% and 27.2%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2021, First Federal of Kentucky had deposit market share of 8.5%, 7.6% and 17.5% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 23.2%, Wesbanco Bank, Inc. (Wesbanco) at 18.1% and Community Trust Bancorp, Inc., (Community Trust Bank) at 6.9% market share in the three-county area. Wesbanco Bank, Inc., Boyle Bancorp, Inc., and Community Trust Bancorp, Inc. had assets at June 30, 2021, of $17.0 billion, $791.2 million and $5.5 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($1.7 billion in assets) and the Kentucky Employees Credit Union ($92.0 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 31, 2021, we had 59 full-time employees and three part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

Regulation and Supervision

General. First Federal of Hazard and First Federal of Kentucky are subject to extensive regulation, examination and supervision by the Office of the Comptroller of the Currency (OCC), as their primary federal regulator, and the Federal Deposit Insurance Corporation (FDIC), as insurer of deposits. First Federal of Hazard and First Federal of Kentucky are each members of the Federal Home Loan Bank System and their deposit accounts are insured up to applicable limits by the Deposit Insurance Fund (DIF) of the FDIC. First Federal of Hazard and First Federal of Kentucky must each file reports with the OCC and the FDIC concerning their activities and financial condition in addition to obtaining regulatory approvals before entering into certain transactions such as mergers with, or acquisitions of, other financial institutions. There are periodic examinations by the OCC and, under certain circumstances, the FDIC to evaluate First Federal of Hazard’s and First Federal of Kentucky’s safety and soundness and compliance with various regulatory requirements. The Board of Governors of the Federal Reserve System (Federal Reserve Board), the agency that regulates and supervises bank and savings and loan holding companies, supervises and regulates Kentucky First and First Federal MHC. Kentucky First and First Federal MHC, as savings and loan holding companies, are required to file certain reports with, and are subject to examination by, and otherwise are required to comply with the rules and regulations of the Federal Reserve Board. This regulatory structure is intended primarily for the protection of the DIF and depositors.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (Dodd-Frank Act) significantly changed the financial regulatory regime in the United States. Since the enactment of the Dodd-Frank Act, U.S. banks and financial services firms have been subject to enhanced regulation and oversight. Several provisions of the Dodd-Frank Act remain subject to further rulemaking, guidance, and interpretation by the federal banking agencies.

Enacted in 2018, the Economic Growth, Regulatory Relief, and Consumer Protection Act of 2018 (EGRRCPA) amended certain provisions of the Dodd-Frank Act. EGRRCPA provides limited regulatory relief to certain financial institutions, while preserving the existing framework under which U.S. financial institutions are regulated. In addition to amending the Dodd-Frank Act, EGRRCPA also includes several provisions that positively affect smaller banking institutions (e.g., those with less than $10 billion in assets) like the Banks. Specific provisions of the EGRRCPA that benefit smaller banks include modifications to the “qualified mortgage” criteria under the “ability to repay” rules for certain mortgages that are held and maintained on the Bank’s retained portfolio as well as relief from certain capital requirements with the creation of a “community bank leverage ratio.” See “Federal Savings Association Regulation – Capital Requirements.”

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

Regulation of Federal Savings Associations

Business Activities. Federal law and regulations, primarily the Home Owners’ Loan Act and the regulations of the OCC, govern the activities of federal savings associations, such as First Federal of Hazard and First Federal of Kentucky. These laws and regulations delineate the nature and extent of the activities in which federal savings associations may engage. In particular, certain lending authority for federal savings associations (e.g., commercial, nonresidential real property loans and consumer loans) is limited to a specified percentage of the association’s capital or assets.

Branching. Federal savings associations are authorized to establish branch offices in any state or states of the United States and its territories, subject to the approval of the OCC.

Capital Requirements. Federal regulations require insured depository institutions, including federal savings associations to meet four minimum capital standards: a 4.0% Tier 1 leverage ratio; a 4.5% common equity Tier 1 ratio; a 6.0% Tier 1 capital to risk-weighted assets ratio; and an 8% Total capital to risk-weighted assets ratio. These requirements were effective January 1, 2015, and are the result of a final rule implementing recommendations of the Basel Committee on Banking Supervision (Basel III) and certain requirements of the Dodd Frank Act. The regulations also include a “capital conservation buffer” of 2.5% above the regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital and result in the following minimum ratios: (1) a common equity Tier 1 capital ratio of 7.0%, (2) a Tier 1 capital ratio of 8.5%, and (3) a total capital ratio of 10.5%. The capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased by that amount each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases and paying discretionary bonuses if its capital level falls below the buffer amount.

Tier 1 capital is generally defined as common stockholders’ equity (including retained earnings), certain non-cumulative perpetual preferred stock and related surplus and minority interests in equity accounts of consolidated subsidiaries, less intangibles other than certain mortgage servicing rights and credit card relationships. The regulations eliminate the inclusion of certain instruments, such as trust preferred securities, from Tier 1 capital. Instruments issued before May 19, 2010, are grandfathered for companies with consolidated assets of $15 billion or less. The components of Tier 2 capital currently include cumulative preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock, the allowance for loan and lease losses limited to a maximum of 1.25% of risk-weighted assets and up to 45% of unrealized gains on available-for-sale equity securities with readily determinable fair market values. Overall, the amount of Tier 2 capital included as part of total capital cannot exceed 100% of core capital. Total capital is defined as core capital and supplementary capital, less certain specified deductions from total capital such as reciprocal holdings of depository institution capital, instruments and equity investments. For purposes of determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, recourse obligations, residual interests and direct credit substitutes, are multiplied by a risk-weight factor of 0% to 150%, as assigned by the capital regulation based on the risks believed inherent in the type of asset.

The EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” (CBLR) for qualifying community banking organizations having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%. The CBLR is an alternative framework that permits qualifying institutions to calculate a leverage ratio to measure capital adequacy. Institutions opting into the CBLR framework are not be required to calculate or report risk-based capital and are deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule if they meet the CBLR ratio. The CBLR ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets as reported on the banking organization’s applicable regulatory filings. The federal agencies a final rule, effective January 1, 2020, that set the CBLR at 9%. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% by year-ended 2021. The Banks elected to use the CBLR framework effective for the quarter ended March 31, 2020. As of June 30, 2021, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the minimum required capital amounts for capital adequacy. See Note K-Stockholders’ Equity and Regulatory Capital in notes to financial statements.

Prompt Corrective Regulatory Action. Federal law requires the federal banking agencies to take “prompt corrective action” should an insured depository institution fail to meet certain capital adequacy standards. Prompt corrective action regulations provide five capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept broker deposits. The OCC is required to take certain supervisory actions against undercapitalized federal savings associations, the severity of which depends upon the association’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized association, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized associations are subject to additional mandatory and discretionary measures.

Loans to One Borrower. Federal law provides that federal savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a federal savings association fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard.

Limitation on Capital Distributions. OCC regulations impose limitations upon all capital distributions by a federal savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if, among other circumstances the association will not remain an “eligible” savings association (i.e., generally, well capitalized and with examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, Federal savings association is directly or indirectly controlled by a mutual savings and loan holding company or the distribution would otherwise be contrary to a statute, regulation or agreement with the. In addition, the federal savings association must provide 30 days prior notice to the Federal Reserve Board of the capital distribution if, like First Federal of Hazard and First Federal of Kentucky, it is a subsidiary of a holding company. If First Federal of Hazard’s or First Federal of Kentucky’s capital were ever to fall below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

Qualified Thrift Lender Test. Federal law requires federal savings associations to meet a qualified thrift lender test. Under the test, a federal savings association is required to either qualify as a “domestic building and loan association” under the Internal Revenue Code or maintain at least 65% of its “portfolio assets” (total assets less: (i) specified liquid assets up to 20% of total assets; (ii) intangibles, including goodwill; and (iii) the value of property used to conduct business) in certain “qualified thrift investments” (primarily residential mortgages and related investments, including certain mortgage-backed securities, education loans, credit card loans and small business loans) in at least 9 months out of each 12-month period.

A savings association that fails the qualified thrift lender test is immediately subject to certain operating restrictions, including restrictions on new activities, branching and the payment of dividends. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action. Failure to correct the violation within 12 months will cause the association’s savings and loan holding company to register as and be deemed a bank holding company. At June 30, 2021, First Federal of Hazard and First Federal of Kentucky were in compliance with the qualified thrift lender test in each of the prior 12 months.

Transactions with Related Parties. Federal law limits the authority of First Federal of Hazard and First Federal of Kentucky to lend to, and engage in certain other transactions (collectively, “covered transactions”), with “affiliates” (e.g., any company that controls or is under common control with an insured depository institution, including Kentucky First, First Federal MHC and their non-savings institution subsidiaries). The aggregate amount of covered transactions with any individual affiliate is limited to 10% of the capital and surplus of the savings association. The aggregate amount of covered transactions with all affiliates is limited to 20% of the savings association’s capital and surplus. Loans and other specified transactions with affiliates are required to be secured by collateral in an amount and of a type described in federal law. The purchase of low-quality assets from affiliates is generally prohibited. Transactions with affiliates must be on terms and under circumstances that are at least as favorable to the association as those prevailing at the time for comparable transactions with non-affiliated companies. In addition, savings associations are prohibited from lending to any affiliate that is engaged in activities that are not permissible for bank holding companies and no federal savings association may purchase the securities of any affiliate other than a subsidiary. Transactions between sister depository institutions that are 80% or more owned by the same holding company are exempt from the quantitative limits and collateral requirements.

The Sarbanes-Oxley Act of 2002 generally prohibits a company from making loans to its executive officers and directors. However, that law contains a specific exception for loans by a depository institution to its executive officers and directors in compliance with federal banking laws. Under such laws, First Federal of Hazard’s and First Federal of Kentucky’s authority to extend credit to executive officers, directors and 10% shareholders (“insiders”), as well as entities such persons control, is limited. The law restricts both the individual and aggregate amount of loans First Federal of Hazard and First Federal of Kentucky may make to insiders based, in part, on First Federal of Hazard’s and First Federal of Kentucky’s respective capital positions and requires certain board approval procedures to be followed. Such loans must be made on terms, including rates and collateral, substantially the same as, and follow credit underwriting procedures that are not less stringent than, those prevailing for comparable transactions with unaffiliated persons and that do not involve more than the normal risk of repayment or any other unfavorable features. There are additional restrictions applicable to loans to executive officers.

Enforcement. The OCC has primary enforcement responsibility over federal savings associations and has the authority to bring actions against the institution and all institution-affiliated parties, including stockholders, and any attorneys, appraisers and accountants who knowingly or recklessly participate in wrongful action likely to have an adverse effect on an insured institution. Formal enforcement actions may range from the issuance of a capital directive or cease and desist order to removal of officers and/or directors to appointment of a receiver or conservator or termination of deposit insurance. Civil penalties cover a wide range of violations and can amount to $25,000 per day, or even $1 million per day in especially egregious cases. The FDIC has authority to recommend to the OCC that enforcement action to be taken with respect to a particular savings association. If action is not taken by the OCC, the FDIC has authority to take such action under certain circumstances. Federal law also establishes criminal penalties for certain violations of law.

Assessments. Federal savings associations pay assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings association’s total assets, including consolidated subsidiaries, its financial condition and the complexity of its portfolio.

Insurance of Deposit Accounts. The deposits of both First Federal of Hazard and First Federal of Kentucky are insured up to applicable limits by the DIF administered by the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured depository are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment. Assessment rates currently range from 1.5 to 30 basis points of total average assets (excluding PPP loans) less average tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2021, of $2.0 million and $4.5 million, respectively.

Reserve Requirements. Federal Reserve Board regulations require insured depository institutions to maintain non-interest earning reserves against their transaction accounts (primary interest-bearing and regular checking accounts). Required reserves must be in the form of vault cash and if vault cash does not fully satisfy the required reserves, requirements may be satisfied in the form of a balance maintained with the appropriate Federal Reserve Bank. The Federal Reserve Board generally makes annual adjustments to the tiered cash reserve requirements, however, effective March 26, 2020, the reserve requirement was set to zero for all depository institutions.

Community Reinvestment Act. All insured depository institutions, including federal savings associations have a continuing and affirmative obligation consistent with safe and sound operation to help meet the credit needs of their entire community, including low and moderate income neighborhoods. The Community Reinvestment Act does not establish specific lending requirements or programs, nor does it limit an institution’s discretion to develop the types of products and services that it believes are best suited to its particular community consistent with the Community Reinvestment Act. The Community Reinvestment Act requires the OCC, in connection with its examination of a savings association, to assess the association’s record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications made by such association, including applications for mergers and acquisitions, and applications to open, relocate or close a branch or facility.

The Community Reinvestment Act requires public disclosure of an institution’s rating and requires the OCC to provide a written evaluation of an institution’s Community Reinvestment Act performance utilizing a four-tiered descriptive rating system. First Federal of Hazard and First Federal of Kentucky each received a “Satisfactory” rating as a result of their most recent Community Reinvestment Act assessments.

Holding Company Regulation

General. Kentucky First and First Federal MHC are savings and loan holding companies within the meaning of federal law. As such, they are registered with the Federal Reserve Board and are subject to Federal Reserve Board regulations, examinations, supervision, reporting requirements and regulations concerning corporate governance and activities. In addition, the Federal Reserve Board has enforcement authority over Kentucky First and First Federal MHC and their non-savings association subsidiaries. Among other things, this authority permits the Federal Reserve Board to restrict or prohibit activities that are determined to be a serious risk to First Federal of Hazard and/or First Federal of Kentucky.

Restrictions Applicable to Mutual Holding Companies. Federal law and Federal Reserve Board regulations, limit the activities of a mutual holding company, such as First Federal MHC, to the following: (1) investing in the stock of insured savings association and acquiring them by means of a merger or acquisition; (2) investing in a corporation the capital stock of which may be lawfully purchased by a savings association under federal law; (3) furnishing or performing management services for a savings association subsidiary of a savings and loan holding company; (4) conducting an insurance agency or escrow business; (5) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of the savings and loan holding company; (6) holding or managing properties used or occupied by a savings association subsidiary of the savings and loan holding company; (7) acting as trustee under deed of trust; (8) any activity permitted for multiple savings and loan holding companies by Federal Reserve Board regulations and; (9) any activity permitted by the Federal Reserve Board for bank holding companies and financial holding companies

Federal law prohibits a savings and loan holding company, including a federal mutual holding company, from directly or indirectly, or through one or more subsidiaries, acquiring more than 5% of the voting stock of another savings association, or its holding company, without prior written approval of the Federal Reserve Board. Federal law also prohibits a savings and loan holding company from acquiring or retaining control of a depository institution that is not insured by the FDIC. In evaluating applications by holding companies to acquire savings associations, the Federal Reserve Board must consider the financial and managerial resources and future prospects of the company and institution involved, the effect of the acquisition on the risk to the insurance funds, the convenience and needs of the community and competitive factors.

The Federal Reserve Board is prohibited from approving any acquisition that would result in a multiple savings and loan holding company controlling savings associations in more than one state, except: (1) the approval of interstate supervisory acquisitions by savings and loan holding companies, and (2) the acquisition of a savings institution in another state if the laws of the state of the target savings association specifically permit such acquisitions. The states vary in the extent to which they permit interstate savings and loan holding company acquisitions.

Capital Requirements. Savings and loan holding companies are generally subject to consolidated capital requirements. The Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and EGRRCP directed the Federal Reserve Board to increase the asset threshold for the exception to $3.0 billion, which was done in 2018. Consequently, savings and loan holding companies of less than $3.0 billion of assets, such as First Federal, MHC and Kentucky First, are exempt from consolidated capital requirements unless otherwise directed by the Federal Reserve Board in individual.

Source of Strength. Federal Reserve Board regulations require savings and loan holding companies to act as a source of financial and managerial strength to their subsidiary savings associations. The Dodd-Frank Act codified the requirement that savings and loan holding companies act as a source of financial strength to their insured depository institution subsidiaries. As a result, savings and loan holding companies are expected to commit resources to support subsidiary savings associations, including at times when the savings and loan holding company may not be in a financial position to provide such resources.

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expressed the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earning retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt correction action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s insured depository institution subsidiary is classified as “undercapitalized.” See “Federal Savings Association Regulation – Prompt Corrective Regulatory Action.”

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive the right to receive dividends declared by Kentucky First. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends it had a right to receive; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. Beginning with the dividend paid in September 2012, First Federal MHC has annually sought member approval to obtain Federal Reserve Board approval to waive the MHC’s dividends from the Company. This effort has been successful each year, including an approval in 2021, which will cover quarterly dividends of $0.10 per common share through May 2022. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Acquisition of Control. Under the federal Change in Bank Control Act, a notice must be submitted to the Federal Reserve Board if any person (including a company), or group acting in concert, seeks to acquire “control” of a savings and loan holding company or savings association. An acquisition of “control” can occur upon the acquisition of 10% or more of the voting stock of a savings and loan holding company or savings association or as otherwise defined by the Federal Reserve Board. Under the Change in Bank Control Act, the Federal Reserve Board has 60 days from the filing of a complete notice to act, taking into consideration certain factors, including the financial and managerial resources of the acquirer and the anti-trust effects of the acquisition. Any company that so acquires control would then be subject to regulation as a savings and loan holding company.

Future Legislation. Federal and state legislatures may introduce legislation that will impact the financial services industry. In addition, federal banking agencies may introduce regulatory initiatives that are likely to impact the financial services industry, generally. Such initiatives may include proposals to expand or contract the powers of savings and loan holding companies and/or depository institutions or proposals to substantially change the financial institution regulatory system. Such legislation could change banking statutes and the operating environment of the Company in substantial and unpredictable ways. If enacted, such legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or affect the competitive balance among banks, savings associations, credit unions, and other financial institutions. The Company cannot predict whether any such legislation will be enacted, or, if enacted, the effect that it or any implementing regulations would have on the financial condition or results of operations of the Company. A change in statutes, regulations, or regulatory policies applicable to Kentucky First or any of its subsidiaries could have a material effect on the business of the Company.

Federal and State Taxation

General. We report our income on a fiscal year basis using the cash method of accounting. See Note H-Federal Income Taxes in the Notes to Consolidated Financial Statements for a description of the change in accounting method available through the Tax Cuts and Jobs Act.

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2017 and later. The federal statutory tax rate was 21% for the fiscal years ended June 30, 2021 and 2020.

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

On March 26, 2019, HB 354 was enacted which sunsets the Savings and Loan Tax after 2020 and subjects financial institutions to the corporate income tax beginning January 1, 2021. Effective January 1, 2021, the Savings and Loan Tax no longer applies to financial institutions.

Item 1A. Risk Factors.

Interest Rate Risk

Rising interest rates may hurt our profits and asset values.

In response to the COVID-19 virus pandemic, the Federal Reserve Board’s Open Market Committee (“FOMC”) decreased interest rates to near zero in March 2020. The low interest rate environment remained in effect at June 30, 2021, and the FOMC announced at its September 2021 meeting that it could commence increasing interest rates in 2022.

If interest rates rise, our net interest income may decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities, increases more quickly than interest income earned on interest-earning assets, such as loans and investments. In addition, rising interest rates may hurt our income because of reduced demand for new loans and refinancing loans may in turn result in reduced interest and fee income earned on new loans and loan refinancings. While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

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

Risks Related to the COVID-19 Pandemic and Associated Economic Slowdown

The ongoing COVID-19 pandemic and measures intended to prevent its spread could have a material adverse effect on our business, results of operations and financial condition, and such effects will depend on future developments, which are highly uncertain and are difficult to predict.

Global health concerns relating to the COVID-19 outbreak and related government actions taken to reduce the spread of the virus have been weighing on the macroeconomic environment, and the outbreak has significantly increased economic uncertainty and reduced economic activity. The outbreak has resulted in authorities implementing numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, shelter in place or stay-at-home orders and business limitations and shutdowns. Such measures have significantly contributed to rising unemployment and negatively impacted consumer and business spending. Local jurisdictions have subsequently lifted stay-at-home orders and moved to phased reopening of businesses, capacity restrictions and health and safety recommendations that encourage continued physical distancing and teleworking have limited the ability of businesses to return to pre-pandemic levels of activity. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.

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

Risks Related to Our Lending Activities

If our allowance for loan losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for loan losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are incorrect, our allowance for loan losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. Our emphasis on loan growth and on increasing our portfolio, as well as any future credit deterioration, will require us to increase our allowance further in the future. In addition, our banking regulators periodically review our allowance for loan losses and could require us to increase our provision for loan losses. Any increase in our allowance for loan losses or loan charge-offs as required by regulatory authorities may have a material adverse effect on our results of operations and financial condition.

A large percentage of our loans are collateralized by real estate and disruptions in the real estate market may result in losses and hurt our earnings.

Approximately 96.3% of our loan portfolio at June 30, 2021 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At June 30, 2021, $224.1 million, or 74.8%, of our loan portfolio was secured by one-to-four family real estate, all of which is located in the Commonwealth of Kentucky, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing markets or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The distressed economy in First Federal of Hazard’s market area could hurt our profits and slow our growth.

Our banks operate in three distinct market areas. First Federal of Hazard’s market area consists of Perry and surrounding counties in eastern Kentucky. The economy in this market area has been distressed in recent years due to the decline in the coal industry on which the economy has been dependent. While the region has seen improvement in the economy from the influx of other industries, such as health care and manufacturing, the competition provided by new methods of extracting natural gas has recently hurt the coal industry. As a consequence, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States and First Federal of Hazard has experienced insufficient loan demand in its market area. Moreover, the slow economy in First Federal of Hazard’s market area will limit our ability to grow our asset base in that market.

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

Risks Related to Our Business and Industry Generally

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

Ineffective liquidity management could adversely affect our financial results and condition.

Effective liquidity management is essential for the operation of our business. We require sufficient liquidity to meet customer loan requests, customer deposit maturities/withdrawals, payments on our debt obligations as they come due and other cash commitments under both normal operating conditions and other unpredictable circumstances causing industry or general financial market stress. Our access to funding sources in amounts adequate to finance our activities on terms that are acceptable to us could be impaired by factors that affect us specifically or the financial services industry or economy generally. Factors that could detrimentally impact our access to liquidity sources include a downturn in the geographic markets in which our loans and operations are concentrated or difficult credit markets. Our access to deposits may also be affected by the liquidity needs of our depositors. In particular, a majority of our liabilities are checking accounts and other liquid deposits, which are payable on demand or upon several days’ notice, while by comparison, a substantial majority of our assets are loans, which cannot be called or sold in the same time frame. Although we have historically been able to replace maturing deposits and advances as necessary, we might not be able to replace such funds in the future, especially if a large number of our depositors seek to withdraw their accounts, regardless of the reason. A failure to maintain adequate liquidity could materially and adversely affect our business, results of operations or financial condition.

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

In 2010 and 2011, in response to the financial crisis and recession that began in 2008, significant regulatory and legislative changes resulted in broad reform and increased regulation affecting financial institutions. The Dodd-Frank Act has created a significant shift in the way financial institutions operate and has restructured the regulation of depository institutions by merging the Office of Thrift Supervision, which previously regulated the Banks, into the OCC, and assigning the regulation of savings and loan holding companies, including the Company and the MHC, to the Federal Reserve Board. The Dodd-Frank Act also created the Consumer Financial Protection Bureau to administer consumer protection and fair lending laws, a function that was formerly performed by the depository institution regulators. As required by the Dodd-Frank Act, the federal banking regulators have proposed new consolidated capital requirements that will limit our ability to borrow at the holding company level and invest the proceeds from such borrowings as capital in the Banks that could be leveraged to support additional growth. The Dodd-Frank Act contains various other provisions designed to enhance the regulation of depository institutions and prevent the recurrence of a financial crisis such as that which occurred in 2008 and 2009. The full impact of the Dodd-Frank Act on our business and operations may not be known for years until final regulations implementing the legislation are adopted. The Dodd-Frank Act may have a material impact on our operations, particularly through increased regulatory burden and compliance costs. Any future legislative changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk. In addition to the enactment of the Dodd-Frank Act, the federal regulatory agencies recently have begun to take stronger supervisory actions against financial institutions that have experienced increased loan losses and other weaknesses as a result of the recent economic crisis. These actions include the entering into of written agreements and cease and desist orders that place certain limitations on their operations. Federal banking regulators recently have also been using with more frequency their ability to impose individual minimal capital requirements on banks, which requirements may be higher than those imposed under the Dodd-Frank Act or which would otherwise qualify the bank as being “well capitalized” under the OCC’s prompt corrective action regulations. If we were to become subject to a supervisory agreement or higher individual capital requirements, such action may have a negative impact on our ability to execute our business plans, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions and may result in restrictions in our operations. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements” for a discussion of regulatory capital requirements.

We may be subject to more stringent capital requirements which could result in lower returns on equity, require the raising of additional capital, and limit our ability to pay dividends or repurchase shares of our common stock.

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to First Federal of Hazard, First Federal of Kentucky and Kentucky First. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for First Federal of Hazard, First Federal of Kentucky and Kentucky First on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2021, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts according to the Community Bank Leverage Ratio regulations and we believe they also meet the fully-phased in minimum capital requirements. See Note K-Stockholders’ Equity and Regulatory Capital of Notes to Consolidated Financial Statements.

The application of more stringent capital requirements for us could among other things, result in lower returns on equity, require the raising of additional capital, and result in regulatory actions constraining us from paying dividends or repurchasing shares if we were unable to comply with such requirements. See “Regulation and Supervision—Regulation of Federal Savings Associations—Capital Requirements.”

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

We must keep pace with technological change to remain competitive.

Financial products and services have become increasingly technology-driven. Our ability to meet the needs of our customers competitively, and in a cost-efficient manner, is dependent on the ability to keep pace with technological advances and to invest in new technology as it becomes available, as well as related essential personnel. In addition, technology has lowered barriers to entry into the financial services market and made it possible for financial technology companies and other non-bank entities to offer financial products and services traditionally provided by banks. The ability to keep pace with technological change is important, and the failure to do so, due to cost, proficiency or otherwise, could have a material adverse impact on our business and therefore on our financial condition and results of operations.

If we are required to impair our goodwill, intangibles, or other long lived assets, our financial condition and results of operations would be adversely affected.

Pursuant to Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other and ASC 360, Property, Plant and Equipment, we are required to perform an annual impairment review of goodwill, intangibles and other long lived assets which could result in an impairment charge if it is determined that the carrying value of the assets are in excess of the fair value. We perform the impairment test annually during our fourth fiscal quarter. Goodwill, intangibles and other long lived assets are also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as changes in the variables associated with the judgments, assumptions and estimates made in assessing the appropriate fair value indicate the carrying amount of certain assets may not be recoverable, the assets are evaluated for impairment. If actual operating results differ from these assumptions, it may result in an asset impairment. As of June 30, 2020, management early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the required method for estimating the fair value of the Company. Future write-downs of intangibles and other long lived assets could affect certain of the financial covenants under our debt agreements, could restrict our financial flexibility, and would impact our results of operations.

Risks Related to Our Holding Company Structure

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

First Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the third quarter of 2022. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2020.

	Year Opened/ Acquired	Owned or Leased	Net Book Value at June 30, 2021	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office: 655 Main Street Hazard, Kentucky 41701	2016	Owned	$708	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	875	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	827	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	454	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	433	8,700

120 Skywatch Drive Danville, Kentucky 40422	2012	Owned	707	2,300

208 Lexington Street Lancaster, Kentucky 40444	2012	Owned	428	4,300

The net book value of our investment in premises and equipment was $4.7 million at June 30, 2021. See Note E of Notes to Consolidated Financial Statements.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2021 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)	Not applicable.

(c)	The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2021.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 2021 Beginning date: April 1 Ending date: April 30	—	—	—	140,000

May 2021 Beginning date: May 1 Ending date: May 31	—	—	—	140,000

June 2021 Beginning date: June 1 Ending date: June 30	--	--	--	140,000

Total	--	--	--	140,000

(1)	On February 3, 2021, the Company announced a program (its ninth) to repurchase up to 150,000 shares of its Common Stock.

Item 6. [Reserved].

Not applicable.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2021, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

The information contained under the section captioned “Item I – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

Executive Officers

The information regarding the Company’s executive officers is incorporated herein by reference to “Item I – Election of Directors” in the Proxy Statement.

Corporate Governance

Information regarding the Company’s Audit Committee and Audit Committee financial expert is incorporated herein by reference to the section captioned “Corporate Governance and Board Matters – Committees of the Board of Directors – Audit Committee” in the Proxy Statement.

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

Item 11. Executive Compensation.

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2021.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

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

Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of June 30, 2021 and 2020
Consolidated Statements of Income for the Years Ended June 30, 2021 and 2020
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2021 and 2020
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended June 30, 2021 and 2020
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
4.2[5]	Description of Kentucky First Federal Bancorp’s Common Stock Registered Under Section 12 of the Securities and Exchange Act of 1934
10.1[6]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[6]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.3[6]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[6]	Employment Agreement between First Federal Savings Bank of Kentucky and R. Clay Hulette, as amended†
10.5[6]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[6]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[6]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[6]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.9[7]	Kentucky First Federal Bancorp 2005 Equity Incentive Plan†
10.10[8]	Form of Restricted Stock Award Agreement†
10.11[8]	Form of Incentive Stock Option Award Agreement†
10.12[8]	Form of Non-Statutory Option Award Agreement†
10.14[9]	Employment Agreement by and between First Federal Savings Bank of Kentucky and William H. Johnson†
10.15[5]	Employment Agreement by and between First Federal Savings and Loan of Hazard and Jamie S. Coffey†
10.16[10]	Letter Agreement, dated May 7, 2021, by and between First Federal Savings Bank of Frankfort and William Johnson†

13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2021
21	Subsidiaries
23.1	Consent of BKD, LLP
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Income, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Form 8-K filed on September 28, 2020 (File No. 000-51176).
(5)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2020 (File No. 0-51176).
(6)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(7)	Incorporated herein by reference to the Company’s definitive additional proxy solicitation materials filed with the Securities and Exchange Commission on October 24, 2005.
(8)	Incorporated herein by reference to the Company’s Registration Statement on Form S-8 (File No. 333-130243).
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 0-51176).
(10)	Incorporated herein by reference to the Company’s Form 8-K filed on May 13, 2021 (File No. 000-51176)

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2021	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 28, 2021
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2021
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 28, 2021
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 28, 2021
Stephen G. Barker
Director

/s/ Walter G. Ecton, Jr.	September 28, 2021
Walter G. Ecton, Jr.
Director

/s/ William D. Gorman, Jr.	September 28, 2021
William D. Gorman, Jr.
Director

/s/ David R. Harrod	September 28, 2021
David R. Harrod
Director

/s/ William H. Johnson	September 28, 2021
William H. Johnson
Director