Form 10-Q
period 2021-09-30
Kentucky First Federal Bancorp
filed 2021-11-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 8, 2021, the latest practicable date, the Corporation had 8,217,377 shares of $.01 par value common stock outstanding.

i

PART I

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30,	June 30,
	2021	2021
	Unaudited
ASSETS

Cash and due from financial institutions	$1,628	$1,834
Fed funds sold	5,003	5,001
Interest-bearing demand deposits	19,301	14,813
Cash and cash equivalents	25,932	21,648

Time deposits in other financial institutions	–	247
Securities available-for-sale	31	33
Securities held-to-maturity, at amortized cost- approximate fair value of $452 and $476 at September 30, 2021 and June 30, 2021, respectively	436	462
Loans held for sale	90	1,307
Loans, net of allowance of $1,610 and $1,622 at September 30, 2021 and June 30, 2021, respectively	293,990	297,902
Real estate owned, net	51	82
Premises and equipment, net	4,671	4,697
Federal Home Loan Bank stock, at cost	6,498	6,498
Accrued interest receivable	613	694
Bank-owned life insurance	2,691	2,672
Goodwill	947	947
Prepaid federal income taxes	–	40
Prepaid expenses and other assets	959	834

Total assets	$336,909	$338,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$231,489	$226,843
Federal Home Loan Bank advances	50,355	56,873
Advances by borrowers for taxes and insurance	962	838
Accrued interest payable	21	20
Accrued income taxes	76	–
Deferred income taxes	582	614
Other liabilities	875	579
Total liabilities	284,360	285,767

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,906	34,916
Retained earnings	20,581	20,364
Unearned employee stock ownership plan (ESOP), 5,586 shares and 10,255 shares at September 30, 2021 and June 30, 2021, respectively	(56)	(102)
Treasury shares at cost, 369,349 and 369,349 common shares at September 30, 2021 and June 30, 2021, respectively	(2,968)	(2,968)
Accumulated other comprehensive income	–	–
Total shareholders’ equity	52,549	52,296

Total liabilities and shareholders’ equity	$336,909	$338,063

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2021	2020
Interest income
Loans, including fees	$2,934	$2,976
Mortgage-backed securities	3	4
Other securities	–	3
Interest-bearing deposits and other	37	46
Total interest income	2,974	3,029

Interest expense
Interest-bearing demand deposits	9	7
Savings	68	59
Certificates of Deposit	291	448
Deposits	368	514
Borrowings	101	125
Total interest expense	469	639
Net interest income	2,505	2,390
Provision for loan losses	–	84
Net interest income after provision for loan losses	2,505	2,306

Non-interest income
Earnings on bank-owned life insurance	19	20
Net gain on sales of loans	162	58
Net gain (loss) on sales of real estate owned	(11)	1
Other	58	49
Total non-interest income	228	128

Non-interest expense
Employee compensation and benefits	1,342	1,315
Data processing	121	147
Occupancy and equipment	151	166
FDIC insurance premiums	4	57
Voice and data communications	32	21
Advertising	43	37
Outside service fees	27	63
Auditing and accounting	54	40
Regulatory assessments	26	26
Foreclosure and real estate owned expenses (net)	6	17
Franchise and other taxes	1	65
Other	174	129
Total non-interest expense	1,981	2,083

Income before income taxes	752	351

Income tax expense	184	66

NET INCOME	$568	$285

EARNINGS PER SHARE
Basic and diluted	$0.07	$0.04
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2021	2020
Net income	$568	$285

Other comprehensive gains (losses), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes of $0 and $(1) during the respective periods	–	(2)
Comprehensive income	$568	$283

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

September 30, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2021	$86	$34,916	$20,364	$(102)	$(2,968)	$–	$52,296

Net income	–	–	568	–	–	–	568
Allocation of ESOP shares	–	(10)	–	46	–	–	36
Cash dividends of $0.10 per common share	–	–	(351)	–	–	–	(351)

Balance at September 30, 2021	$86	$34,906	$20,581	$(56)	$(2,968)	$–	$52,549

September 30, 2020

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at June 30, 2020	$86	$34,981	$19,932	$(289)	$(2,801)	$2	$51,911

Net income	–	–	285	–	–	–	285
Allocation of ESOP shares	–	(18)	–	46	–	–	28
Acquisition of shares for treasury	–	–	–	–	(49)	–	(49)
Other comprehensive loss	–	–	–	–	–	(2)	(2)
Cash dividends of $0.10 per common share	–	–	(344)	–	–	–	(344)

Balance at September 30, 2020	$86	$34,963	$19,873	$(243)	$(2,850)	$–	$51,829

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$568	$285
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	78	72
Accretion of purchased loan credit discount	(13)	(15)
Amortization of purchased loan premium	–	2
Amortization of deferred loan origination costs (fees)	(91)	10
Amortization of premiums on investment securities	2	2
Net gain on sale of loans	(162)	(58)
Net (gain) loss on sale of real estate owned	11	(1)
ESOP compensation expense	36	28
Earnings on bank-owned life insurance	(19)	(20)
Provision for loan losses	–	84
Origination of loans held for sale	(2,544)	(1,613)
Proceeds from loans held for sale	3,923	1,303
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	81	130
Prepaid expenses and other assets	(125)	70
Accrued interest payable	1	(3)
Other liabilities	296	(8)
Income taxes	84	(13)
Net cash provided by operating activities	2,126	255

Cash flows from investing activities:
Maturities of time deposits in other financial institutions	247	988
Securities maturities, prepayments and calls:
Held to maturity	24	32
Available for sale	2	502
Loans originated for investment, net of principal collected	4,016	(4,899)
Proceeds from sale of real estate owned	20	159
Additions to real estate owned	–	(1)
Additions to premises and equipment, net	(52)	(19)
Net cash provided by (used in) investing activities	4,257	(3,238)

Cash flows from financing activities:
Net increase in deposits	4,646	2,829
Payments by borrowers for taxes and insurance, net	124	284
Proceeds from Federal Home Loan Bank advances	500	17,900
Repayments on Federal Home Loan Bank advances	(7,018)	(14,223)
Treasury stock purchased	–	(49)
Dividends paid on common stock	(351)	(344)
Net cash provided by (used in) financing activities	(2,099)	6,397

Net increase in cash and cash equivalents	4,284	3,414

Beginning cash and cash equivalents	21,648	13,702

Ending cash and cash equivalents	$25,932	$17,116

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Federal income taxes	$100	$75

Interest on deposits and borrowings	$468	$642

Transfers of loans to real estate owned, net	$–	$196

Loans made on sale of real estate owned	$–	$–

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2021

(unaudited)

The Kentucky First Federal Bancorp (“Kentucky First” or the “Company”) was incorporated under federal law in March 2005 and is the mid-tier holding company for First Federal Savings and Loan Association of Hazard, Hazard, Kentucky (“First Federal of Hazard”) and Frankfort First Bancorp, Inc. (“Frankfort First”). Frankfort First is the holding company for First Federal Savings Bank of Kentucky, Frankfort, Kentucky (“First Federal of Kentucky”). First Federal of Hazard and First Federal of Kentucky (hereinafter collectively the “Banks”) are Kentucky First’s primary operations, which consist of operating the Banks as two independent, community-oriented savings institutions.

In December 2012, the Company acquired CKF Bancorp, Inc., a savings and loan holding company which operated three banking locations in Boyle and Garrard Counties in Kentucky. In accounting for the transaction, the assets and liabilities of CKF Bancorp were recorded on the books of First Federal of Kentucky in accordance with accounting standard ASC 805, Business Combinations.

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2021, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2021, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2021 filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Kentucky (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation.

New Accounting Standards

FASB ASC 326 - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The Company will now use forward-looking information to enhance its credit loss estimates. The amendment requires enhanced disclosures to aid investors and other users of financial statements to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of our portfolio. The largest impact to the Company will be on its allowance for loan and lease losses, although the ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2019. However, the FASB has delayed the implementation of the ASU for smaller reporting companies until years beginning after December 15, 2022, or in the Company’s case the fiscal year beginning July 1, 2023. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. We have formed a functional committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. However, the Company does expect ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

FASB ASC 740– In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes during interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted ASU 2019-12 effective July 1, 2021, with no material impact to our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2021	2020
Net income allocated to common shareholders, basic and diluted	$568,000	$285,000
Earnings per share, basic and diluted	$0.07	$0.04
Weighted average common shares outstanding, basic and diluted	8,216,511	8,222,813

There were no stock option shares outstanding for the three-month periods ended September 30, 2021 and 2020.

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2021 and June 30, 2021, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2021
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$31	$–	$–	$31

Held-to-maturity Securities
Agency mortgage-backed: residential	$436	$18	$2	$452

	June 30, 2021
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$33	$–	$–	$33

Held-to-maturity Securities
Agency mortgage-backed: residential	$462	$16	$2	$476

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $1.8 million and $1.8 million at September 30, 2021 and June 30, 2021, respectively.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

(unaudited)

4. Loans receivable

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2021	2021
Residential real estate
One- to four-family	$222,842	$224,125
Multi-family	20,473	19,781
Construction	5,459	5,433
Land	208	1,308
Farm	2,386	2,234
Nonresidential real estate	33,932	35,492
Commercial nonmortgage	1,135	2,259
Consumer and other:
Loans on deposits	1,129	1,129
Home equity	7,481	7,135
Automobile	85	75
Unsecured	470	533
	295,600	299,524
Allowance for loan losses	(1,610)	(1,622)
	$293,990	$297,902

The amounts above include net deferred loan costs of $262,000 and $167,000 as of September 30, 2021 and June 30, 2021, respectively.

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$794	$(31)	$(9)	$–	$754
Multi-family	291	(1)	–	–	290
Construction	12	1	–	–	13
Land	3	(3)	–	–	--
Farm	5	1	–	–	6
Nonresidential real estate	494	32	–	–	526
Commercial nonmortgage	5	(2)	–	–	3
Consumer and other:
Loans on deposits	2	--	–	–	2
Home equity	15	1	–	–	16
Automobile	–	–	–	–	–
Unsecured	1	2	(3)	–	--
Totals	$1,622	$--	$(12)	$--	$1,610

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$671	$(1)	$–	$--	$670
Multi-family	184	33	–	–	217
Construction	6	1	–	–	7
Land	1	–	–	–	1
Farm	4	1	–	–	5
Nonresidential real estate	405	13	–	–	418
Commercial nonmortgage	3	1	–	–	4
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	38	45	7	11
Automobile	–	–	–	–	–
Unsecured	1	(2)	–	2	1
Unallocated	200	–	–	–	200
Totals	$1,488	$84	$45	$1	$1,536

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2021. The recorded investment in loans excludes accrued interest receivable due to immateriality.

September 30, 2021:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,546	$459	$4,005	$–
Multi-family	587	–	587	–
Farm	272	–	272	–
Nonresidential real estate	1,349	–	1,349	–
Consumer:
Home Equity	16	--	16	--
Unsecured	10	--	10	--
	5,780	459	6,239	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$218,837	$754
Multi-family			19,886	290
Construction			5,459	13
Land			208	--
Farm			2,114	6
Nonresidential real estate			32,583	526
Commercial nonmortgage			1,135	3
Consumer:
Loans on deposits			1,129	2
Home equity			7,465	16
Automobile			85	–
Unsecured			460	–
Unallocated			–	–
			289,361	1,610
			$295,600	$1,610

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2021.

June 30, 2021:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,738	$595	$4,333	$–
Multi-family	646	–	646	–
Farm	274	–	274	–
Nonresidential real estate	1,367	–	1,367	–
Consumer and other:
Unsecured	16	–	16	–
	6,041	595	6,636	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$219,792	$794
Multi-family			19,135	291
Construction			5,433	12
Land			1,308	3
Farm			1,960	5
Nonresidential real estate			34,125	494
Commercial nonmortgage			2,259	5
Consumer:
Loans on deposits			1,129	2
Home equity			7,135	15
Automobile			75	–
Unsecured			537	1
			292,888	1,622
			$299,524	$1,622

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended September 30:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized		Cash Basis Income Recognized
	2021			2020
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,642	$36	$36	$3,938		$47		$47
Multi-family	617	5	5	668		6		6
Construction				63		–		–
Farm	273	–	–	301		23		23
Nonresidential real estate	1,358	16	16	657		3		3
Consumer and other	21	–	–	–	–		–
Purchased credit-impaired loans	527	7	7	744		14		14
	6,438	64	64	6,371		93		93
With an allowance recorded:
One- to four-family	–	–	–	–		–		–
	$6,438	$64	$64	$6,371		$93		$93

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2021, and June 30, 2021:

	September 30, 2021		June 30, 2021
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$4,168	$519	$4,104	$243
Multifamily	587	–	646	–
Farm	272	–	274	–
Nonresidential real estate and land	1,349	–	1,367	–
Commercial and industrial	–	–	--	–
Consumer	24	8	21	–
	$6,400	$527	$6,412	$243

One- to four-family loans in process of foreclosure totaled $525,000 and $577,000 at September 30, 2021 and June 30, 2021, respectively.

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

In December 2020, Congress amended the CARES Act through the Consolidated Appropriation Act of 2021, which provided additional COVID-19 relief to American families and businesses, including extending the TDR relief under the CARES Act until the earlier of December 31, 2021 or 60 days following the termination of the national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. In response to the COVID-19 pandemic and the widespread economic downturn that immediately resulted, the Company adopted a loan forbearance plan in which then-current affected borrowers could request deferral of their loan payments for a period of three months. A total of $815,000 in loans were accepted into the plan for the twelve months ended June 30, 2021. At June 30, 2021 all of those loans had reached the end of their three-month deferral data period and returned to regular payment status.

At September 30, 2021 and June 30, 2021, the Company had $1.7 million of loans classified as TDRs. Of the TDRs at September 30, 2021, approximately 27.2% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the three months ended September 30, 2021, and 2020 the Company added no loans restructured as TDRs. No TDRs defaulted during the three-month periods ended September 30, 2021, or 2020.

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2021, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,141	$1,641	$3,782	$219,060	$222,842
Multi-family	–	–	–	20,473	20,473
Construction	110	–	110	5,349	5,459
Land	–	–	–	208	208
Farm	99	–	99	2,287	2,386
Nonresidential real estate	–	237	237	33,695	33,932
Commercial and industrial	823	–	823	312	1,135
Consumer and other:
Loans on deposits	–	–	–	1,129	1,129
Home equity	28	5	33	7,448	7,481
Automobile	–	–	–	85	85
Unsecured	–	3	3	467	470
Total	$3,201	$1,886	$5,087	$290,513	$295,600

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

(unaudited)

4. Loans receivable (continued)

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2021, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,392	$1,338	$3,730	$220,395	$224,125
Multi-family	–	–	–	19,781	19,781
Construction	80	–	80	5,353	5,433
Land	–	–	–	1,308	1,308
Farm	101	–	101	2,133	2,234
Nonresidential real estate	–	241	241	35,251	35,492
Commercial and industrial	6	–	6	2,253	2,259
Consumer:
Loans on deposits	–	–	–	1,129	1,129
Home equity	116	–	116	7,019	7,135
Automobile	–	–	–	75	75
Unsecured	4	–	4	549	553
Total	$2,699	$1,579	$4,278	$295,246	$299,524

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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$216,442	$584	$5,816	$–
Multi-family	19,885	–	587	–
Construction	5,459	–	–	–
Land	208	–	–	–
Farm	2,114	–	272	–
Nonresidential real estate	31,663	920	1,349	–
Commercial nonmortgage	1,135	–	–	–
Consumer:
Loans on deposits	1,129	–	–	–
Home equity	7,481	39	51	–
Automobile	85	–	–	–
Unsecured	464	–	6	–
	$285,976	$1,542	$8,082	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

(unaudited)

4. Loans receivable (continued)

At June 30, 2021, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$217,485	$596	$6,044	$–
Multi-family	19,135	–	646	–
Construction	5,433	–	–	–
Land	1,308	–	–	–
Farm	1,960	–	274	–
Nonresidential real estate	32,748	924	1,820	–
Commercial nonmortgage	2,259	–	--	–
Consumer:
Loans on deposits	1,229	–	–	–
Home equity	7,044	39	52	–
Automobile	75	–	–	–
Unsecured	546	–	7	–
	$289,122	$1,559	$8,843	$–

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $88,000 and $88,000 at September 30, 2021 and June 30, 2021, respectively, is as follows:

(in thousands)	September 30, 2021	June 30, 2021
One- to four-family residential real estate	$459	$595

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Three months ended September 30, 2021	Twelve months ended June 30, 2021
Balance at beginning of period	$390	$447
Accretion of income	(13)	(57)
Disposals, net of recoveries	–	–
Balance at end of period	$377	$390

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2021, nor for the three-month period ended September 30, 2021. Neither were any allowance for loan losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2021
Agency mortgage-backed: residential	$31	$–	$31	$–

June 30, 2021
Agency mortgage-backed: residential	$33	$–	$33	$–

Impaired Loans

Following is a description of the valuation methodologies and inputs used for assets measured at fair value on a nonrecurring basis and recognized in the accompanying consolidated balance sheet as well as the general classification of such assets pursuant to the valuation hierarchy. For assets classified within Level 3 of the fair value hierarchy, the process used to develop the reported fair value is described below.

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

There were no impaired loans, which were measured on a nonrecurring basis during the period using the fair value of the collateral for collateral-dependent loans, at September 30, 2021, or at June 30, 2021.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

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

There was no other real estate owned (“OREO”) written down during the three-months ended September 30, 2021 or 2020. There was no OREO measured on a nonrecurring basis during the period at fair value less costs to sell at September 30, 2021 or June 30, 2021.

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

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2021 and June 30, 2021 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2021 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,932	$25,932			$25,932
Available-for-sale securities	31		$31		31
Held-to-maturity securities	436		452		452
Loans held for sale	90			$92	92
Loans receivable - net	293,990			302,332	302,332
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	613		613		613

Financial liabilities
Deposits	$231,489	$104,608	$127,226		231,834
Federal Home Loan Bank advances	50,355		50,745		50,745
Advances by borrowers for taxes and insurance	962		962		962
Accrued interest payable	21		21		21

		Fair Value Measurements at
	Carrying	June 30, 2021 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,648	$21,648			$21,648
Term deposits in other financial institutions	247	248			248
Available-for-sale securities	33		$33		33
Held-to-maturity securities	462		476		476
Loans held for sale	1,307		1,336		1,336
Loans receivable – net	297,902			$306,346	306,346
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	694		694		694

Financial liabilities
Deposits	$226,843	$101,951	$125,232		$227,183
Federal Home Loan Bank advances	56,873		57,314		57,314
Advances by borrowers for taxes and insurance	838		838		838
Accrued interest payable	20		20		20

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2021

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Three months ended September 30, 2021
Beginning balance	$–
Current year change	–
Ending balance	$–

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

Three months ended September 30,
(in thousands)	2021	2020
Unrealized holding gains (losses) on available-for-sale securities	$–	$–
Tax effect	–	–
Net-of-tax amount	$–	$–

Kentucky First Federal Bancorp
ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward-looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended September 30, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2021			2020
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$298,174	$2,934	3.94%	$289,262	$2,976	4.12%
Mortgage-backed securities	481	3	2.50	631	4	2.58
Other securities	–	–	–	393	3	3.05
Other interest-earning assets	28,694	37	0.52	21,824	46	0.84
Total interest-earning assets	327,349	2,974	3.63	312,100	3,029	3.88

Less: Allowance for loan losses	(1,616)			(1,490)
Non-interest-earning assets	11,566			12,526
Total assets	$337,299			$323,136

Interest-bearing liabilities:
Demand deposits	$19,970	$9	0.18%	$17,171	$7	0.16%
Savings	70,123	68	0.39	57,485	59	0.41
Certificates of deposit	125,887	291	0.93	133,743	448	1.34
Total deposits	215,980	368	0.68	208,399	514	0.99
Borrowings	53,614	101	0.75	51,793	125	0.97
Total interest-bearing liabilities	269,594	469	0.69	260,192	639	0.98

Noninterest-bearing demand deposits	13,186			8,453
Noninterest-bearing liabilities	2,162			2,437
Total liabilities	284,942			271,082

Shareholders’ equity	52,357			52,054
Total liabilities and shareholders’ equity	$337,299			$323,136
Net interest spread		$2,505	2.94%		$2,390	2.90%
Net interest margin			3.06%			3.06%
Average interest-earning assets to average interest-bearing liabilities			121.42%			119.95%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to September 30, 2021

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

Management continues to monitor the general impact of COVID-19, as well as certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted on March 27, 2020, and other more recent legislative and regulatory relief efforts including the Consolidated Appropriations Act, 2021. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. While the pandemic has affected the physical operations of the Banks, the business has been mostly unchanged with consistent levels of consumer transactions and loan originations. The potential for a deterioration in asset quality remains, but actual asset quality has improved. Classified assets at September 30, 2021, totaled $8.5 million compared to $10.5 million at March 31, 2020. Management attributes some of this improved performance to the overall strengthening in the residential real estate market. Approximately 95% of the Company’s loans are secured by residential real estate.

Business Continuity, Processes and Controls

In response to the COVID-19 pandemic the Banks are considered essential businesses and have remained open for business.  We implemented our pandemic preparedness plan and generally maintained regular business hours through drive-through facilities, automated teller machines, remote deposit capture and online and mobile banking applications.  We offer by-appointment options for transactions requiring in-person contact while maintaining social distancing mandates and surface cleaning protocols.  Our staff is practicing recommended personal hygiene protocols and social distancing while working on premises. We do not face current material resource constraints through the implementation of our pandemic preparedness plan and do not anticipate incurring any material cost related to its implementation. We have not identified any material operational or internal control challenges or risks, nor do we anticipate any significant challenges to our ability to maintain our systems and controls, related to operational changes resulting from implementation of the pandemic preparedness plan.

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

At September 30, 2021 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Lending Operations and Credit Risk

As noted herein the Company continues working with its borrowers who are negatively impacted by COVID-19 by offering a payment deferral program. During the year ended June 30, 2021, a total of $815,000 in loans were accepted into the Company’s loan payment deferral plan. At June 30, 2021 all of those loans had reached the end of their three-month deferral periods and returned to regular payment status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to September 30, 2021 (continued)

The CARES Act and subsequent Consolidated Appropriations Act, 2021, includes a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”) and is designed to aid small- and medium-sized businesses through federally-guaranteed loans disbursed through banks. These loans are intended to provide eight weeks of payroll and other costs to assist those businesses to either remain open or to re-open quickly and allow their workers to pay their bills. First Federal of Kentucky qualified as an SBA lender to assist the small business community in securing this important funding. As of September 30, 2021, First Federal of Kentucky had approved and closed with the SBA 75 PPP loans representing $2.6 million in funding. Of those loans a total of 48 loans aggregating $2.0 million had been repaid at the end of the period. It is our understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, the bank could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

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

Assets: At September 30, 2021, the Company’s assets totaled $336.9 million, a decrease of $1.2 million, or 0.3%, from total assets at June 30, 2021. This decrease was attributed primarily to a decrease in loans, net and loans available-for sale, which were somewhat offset by an increase in cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents increased $4.3 million or 19.8% to $25.9 million at September 30, 2021. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Time deposits in other financial institutions: Time deposits in other financial institutions decreased by $247,000 or 100.0% to $0 at September 30, 2021. Extremely low interest rates make time deposits in other financial institutions unattractive at this time.

Investment securities: At September 30, 2021, our securities portfolio consisted of mortgage-backed securities, which decreased $28,000 or 5.7% to $467,000 at September 30, 2021.

Loans: Loans, net and loans available-for sale in the aggregate decreased $5.1 million or 1.7% and totaled $294.0 million and $90,000, respectively at September 30, 2021. Loans receivable, net, decreased by $3.9 million or 1.3% to $294.0 million at September 30, 2021. Loans available-for-sale decreased $1.2 million or 93.1% to $90,000 at September 30, 2021. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At September 30, 2021, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.9 million, or 2.4% of total loans (including acquired loans), compared to $6.7 million or 2.2%, of total loans at June 30, 2021. The Company’s allowance for loan losses totaled $1.6 million at September 30, 2021 and June 30, 2021. The allowance for loan losses at September 30, 2021, represented 23.2% of nonperforming loans and 0.5% of total loans (including acquired loans), while at June 30, 2021, the allowance represented 24.4% of nonperforming loans and 0.5% of total loans.

The Company had $8.1 million in assets classified as substandard for regulatory purposes at September 30, 2021, including loans ($8.1 million), loans acquired in the CKF Bancorp transaction, and real estate owned (“REO”) ($51,000.) Classified loans as a percentage of total loans (including loans acquired) was 2.7% and 3.0% at September 30, 2021 and June 30, 2021, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2021	June 30, 2021
Substandard assets	$8,133	$8,925
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$8,133	$8,925

At September 30, 2021, the Company’s real estate acquired through foreclosure represented 0.6% of substandard assets compared to 0.9% at June 30, 2021. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $43,000 and $43,000 at September 30, 2021 and June 30, 2021, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to September 30, 2021 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2021		June 30, 2021
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	1	$51	2	$82
Building lot	1	–	1	–
Total REO	2	$51	3	$82

At September 30, 2021 and June 30, 2021, the Company had $1.5 million and $1.6 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012). This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities decreased $1.4 million, or 0.5% to $284.4 million at September 30, 2021, primarily as a result of decreases in advances and was somewhat offset by an increase in deposits. Advances decreased $6.5 million or 11.5% to $50.4 million at September 30, 2021. Deposits increased $4.6 million or 2.0% to $231.5 million at September 30, 2021.

Shareholders’ Equity: At September 30, 2021, the Company’s shareholders’ equity totaled $52.5 million, an increase of $253,000 or 0.5% from the June 30, 2021 total. The change in shareholders’ equity was primarily associated with net profits for the period less dividends paid on common stock.

The Company paid dividends of $351,000 or 61.8% of net income for the three-month period just ended. On July 8, 2021, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2022. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2021 and 2020

General

Net income totaled $568,000 or $0.07 diluted earnings per share for the three months ended September 30, 2021, an increase of $283,000 or 99.3% from net income of $285,000 or $0.04 diluted earnings per share for the same period in 2020. The increase in net income was primarily attributable to higher net interest income, higher non-interest income, lower non-interest expense, and lower provision for loan loss, which were partially offset by increased provision for income tax.

Net Interest Income

Net interest income increased $115,000 or 4.8% to $2.5 million for the recently-ended quarter primarily due to decreased interest expense, which decreased $170,000 or 26.6% to $469,000 for the three months ended September 30, 2021 compared to the 2020 quarterly period, while interest income decreased by $55,000, or 1.8%, to $3.0 million for the current period.

The decrease in interest income period-to-period was due primarily to a decrease in the average rate earned on interest-earning assets.. The average rate decreased 25 basis points to 3.63% for the recently-ended three-month period compared to the prior year period, while the average balance of interest-earning assets increased $15.2 million or 4.9% to $327.3 million for the three months ended September 30, 2021. Interest income on loans decreased $42,000 or 1.4% to $2.9 million, due to a decrease of 18 basis points in the average rate earned on the loan portfolio, which totaled 3.94% for the three-month period ended September 30, 2021, while the average balance increased $8.9 million or 3.1% to $298.2 million for the period. Interest income from interest-bearing deposits and other income decreased $9,000 or 19.6% to $37,000 for the three months just ended due primarily to a decrease in the average rate earned, which decreased 33 basis points to 0.52% for the recently-ended period compared to the period a year ago.

The decrease in interest expense was due primarily to a decrease of 29 basis points on the average rate paid on funding sources, which totaled 0.69% for the three months ended September 30, 2021. The Company’s interest-bearing liabilities have repriced quickly in the low interest rate environment that currently exists. Interest expense on deposits decreased $146,000 or 28.4% to $368,000 for the three months ended September 30, 2021, while interest expense on borrowings decreased $24,000 or 19.2% to $101,000 for the same period. The decrease in interest expense on deposits was attributed to a decrease in the average rate paid on interest-bearing deposits, which decreased 31 basis points to 0.68% for the recently ended period, while the average balance of interest-bearing deposits increased $7.6 million or 3.6% to $216.0 million for the most recent period. The decrease in interest expense on borrowings was attributed to a lower average rate paid on the borrowings, which decreased 22 basis points to 0.75% for the three months ended September 30, 2021. The average balance of borrowings outstanding increased $1.8 million or 3.5% to $53.6 million for the recently ended three-month period.

Net interest spread increased from 2.90% for the prior year quarterly period to 2.94% for the three-month period ended September 30, 2021.

Provision for Losses on Loans

There was no provision for loan losses for the three-month period ended September 30, 2021, compared to a provision of $84,000 for the prior year period. The lower provision was primarily in response to favorable experience in the loan portfolio, strong real estate prices and positive overall sentiment in the economy.

Non-interest Income

Non-interest income increased $100,000 or 78.1% to $228,000 for the three months ended September 30, 2021, compared to the prior year period, primarily because of an increase in net gains on sales of loans. Net gain on sales of loans increased $104,000 to $162,000 for the recently-ended three-month period. In the current interest rate environment, many borrowers are choosing long-term, fixed rate loans, which the bank usually sells to the Federal Home Loan Bank of Cincinnati (“FHLB”). An increase in volume of these loans sold was responsible for the increase in gain on sale of loans.

Non-interest Expense

Non-interest expense decreased $102,000 or 4.9% and totaled $2.0 million for the three months ended September 30, 2021, primarily due to decreased franchise and other taxes as well as decreased FDIC insurance premiums.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2021 and 2020 (continued)

Franchise and other taxes decreased $64,000 to $1,000 for the three months ended September 30, 2021, due to a change to the tax system in the Commonwealth of Kentucky to which the Company and its Banks are subject. The income tax change primarily involves moving from a franchise tax for the Banks to an income tax system. The franchise tax incurred previously by the Banks was included in non-interest expense. Beginning January 1, 2021, the Company’s income tax expense includes both federal and Kentucky income taxes. FDIC insurance premiums decreased $53,000 or 93.0% to $4,000 for the three months ended September 30, 2021, due to an improvement in factors used to determine premiums. A non-cash $13.6 million goodwill impairment charge recorded in the quarter ended June 30, 2020, significantly impacted earnings during that period and indirectly resulted in higher FDIC premiums for the subsequent fiscal year by negatively impacting the financial ratio component used by the FDIC to determine the bank’s assessment rate. Improved financial results for the three- and twelve-months ended June 30, 2021, had a positive impact on the financial ratio component of the bank’s assessment rate and resulted in the lower expense period to period. Other non-interest expenses increased $45,000 or 34.9% to $174,000 for the quarter ended September 30, 2021, primarily due to expenses incurred in the banks’ conversion of its core data processing systems during the period. Various small, noncapital expenditures were made to effect the transition to a new core system.

Income Tax Expense

Income tax expense increased $118,000 or 178.8% to $184,000 for the three months ended September 30, 2021, compared to the prior year period. The effective tax rates for the three-month periods ended September 30, 2021 and 2020, were 24.5% and 18.8%, respectively. The increase in the effective tax rate for the recently-ended period compared to the prior year period was related to the Banks becoming subject to state income taxes rather than state franchise taxes, as mentioned herein.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2021 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors disclosed in Part I, “Item 1A- Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, which risk factors could materially affect our business, financial condition or future results. The risks described therein are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2021.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
July 1-31, 2021	–	$–	–	140,000
August 1-31, 2021	–	$–	–	140,000
September 1-30, 2021	–	$–	–	140,000

(1)	On February 3, 2021, the Company announced that it had substantially completed its program initiated on December 19, 2018 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

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
101

The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended September 30, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 15, 2021	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 15, 2021	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer