Form 10-Q
period 2021-12-31
Kentucky First Federal Bancorp
filed 2022-02-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2021

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 9, 2022, the latest practicable date, the Corporation had 8,218,215 shares of $.01 par value common stock outstanding.

i

PART I-FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2021	2021
ASSETS

Cash and due from financial institutions	$3,035	$1,834
Fed funds sold	19,006	5,001
Interest-bearing demand deposits	23,251	14,813
Cash and cash equivalents	45,292	21,648

Time deposits in other financial institutions	–	247
Securities available-for-sale	30	33
Securities held-to-maturity, at amortized cost- approximate fair value of $421 and $476 at December 31, 2021 and June 30, 2021, respectively	411	462
Loans held for sale	585	1,307
Loans, net of allowance of $1,603 and $1,622 at December 31, 2021 and June 30, 2021, respectively	276,684	297,902
Real estate owned, net	51	82
Premises and equipment, net	4,646	4,697
Federal Home Loan Bank stock, at cost	6,498	6,498
Accrued interest receivable	649	694
Bank-owned life insurance	2,711	2,672
Goodwill	947	947
Prepaid federal income taxes	208	40
Prepaid expenses and other assets	856	834

Total assets	$339,568	$338,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$236,838	$226,843
Federal Home Loan Bank advances	48,822	56,873
Advances by borrowers for taxes and insurance	246	838
Accrued interest payable	16	20
Deferred income taxes	579	614
Other liabilities	408	579
Total liabilities	286,909	285,767

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,893	34,916
Retained earnings	20,718	20,364
Unearned employee stock ownership plan (ESOP), 917 shares and 10,255 shares at December 31, 2021 and June 30, 2021, respectively	(9)	(102)
Treasury shares at cost, 377,849 and 369,349 common shares at December 31, 2021 and June 30, 2021, respectively	(3,029)	(2,968)
Accumulated other comprehensive income	–	–
Total shareholders’ equity	52,659	52,296

Total liabilities and shareholders’ equity	$339,568	$338,063

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2021	2020	2021	2020
Interest income
Loans, including fees	$5,677	$5,936	$2,743	$2,960
Mortgage-backed securities	6	8	3	4
Other securities	--	3	--	--
Interest-bearing deposits and other	72	84	35	38
Total interest income	5,755	6,031	2,781	3,002

Interest expense
Interest-bearing demand deposits	19	15	10	8
Savings	135	125	67	66
Certificates of Deposit	565	800	274	352
Deposits	719	940	351	426
Borrowings	198	228	97	103
Total interest expense	917	1,168	448	529
Net interest income	4,838	4,863	2,333	2,473
Provision for loan losses	--	192	--	108
Net interest income after provision for loan losses	4,838	4,671	2,333	2,365

Non-interest income
Earnings on bank-owned life insurance	40	39	21	20
Net gain on sales of loans	208	155	46	97
Net gain (loss) on sales of real estate owned	(8)	(18)	3	(19)
Valuation adjustment for real estate owned	--	(19)	--	(19)
Other	88	94	30	44
Total non-interest income	328	251	100	123
Non-interest expense
Employee compensation and benefits	2,438	2,644	1,096	1,301
Data processing	307	292	186	145
Occupancy and equipment	301	280	150	142
FDIC insurance premiums	26	88	22	31
Voice and data communications	62	57	30	36
Advertising	86	76	43	39
Outside service fees	102	96	75	33
Auditing and accounting	80	79	26	39
Regulatory assessments	52	--	26	--
Foreclosure and real estate owned expenses (net)	44	47	38	30
Franchise and other taxes	91	130	90	65
Other	286	323	112	168
Total non-interest expense	3,875	4,112	1,894	2,029

Income before income taxes	1,291	810	539	459

Income tax expense	241	155	57	89

NET INCOME	$1,050	$655	$482	$370

EARNINGS PER SHARE
Basic and diluted	$0.13	$0.08	$0.06	$0.04
DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2021	2020	2021	2020
Net income	$1,050	$655	$482	$370

Other comprehensive gains (losses), net of tax:
Unrealized holding Gains (losses) on securities designated as available-for-sale, net of taxes of $0, $(1), $0 and $0 during the respective periods	--	(2)	--	--
Comprehensive income	$1,050	$653	$482	$370

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended

(Dollar amounts in thousands, except per share data)

December 31, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at June 30, 2021	$86	$34,916	$20,364	$(102)	$(2,968)	$-	$52,296

Net income	–	–	1,050	–	–	–	1,050
Allocation of ESOP shares	–	(23)	–	93	–	–	70
Acquisition of shares for Treasury	–	–	–	–	(61)	–	(61)
Cash dividends of $0.20 per common share	–	–	(696)	–	–	–	(696)

Balance at December 31, 2021	$86	$34,893	$20,718	$(9)	$(3,029)	$–	$52,659

December 31, 2020

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at June 30, 2020	$86	$34,981	$19,932	$(289)	$(2,801)	$2	$51,911

Net income	–	–	655	–	–	–	655
Allocation of ESOP shares	–	(33)	–	93	–	–	60
Acquisition of shares for Treasury	–	–	–	–	(101)	–	(101)
Other comprehensive loss	–	–	–	–	–	(2)	(2)
Cash dividends of $0.20 per common share	–	–	(691)	–	–	–	(691)

Balance at December 31, 2020	$86	$34,948	$19,896	$(196)	$(2,902)	$–	$51,832

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

December 31, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at September 30, 2021	$86	$34,906	$20,581	$(56)	$(2,968)	$–	$52,549

Net income	–	–	482	–	–	–	482
Allocation of ESOP shares	–	(13)	–	47	–	–	34
Acquisition of shares for Treasury	–	–	–	–	(61)	–	(61)
Cash dividends of $0.10 per common share	–	–	(345)	–	–	–	(345)

Balance at December 31, 2021	$86	$34,893	$20,718	$(9)	$(3,029)	$–	$52,659

December 31, 2020

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at September 30, 2020	$86	$34,963	$19,873	$(243)	$(2,850)	$–	$51,829

Net income	–	–	370	–	–	–	370
Allocation of ESOP shares	–	(15)	–	47	–	–	32
Acquisition of shares for Treasury	–	–	–	–	(52)	–	(52)
Cash dividends of $0.10 per common share	–	–	(347)	–	–	–	(347)

Balance at December 31, 2020	$86	$34,948	$19,896	$(196)	$(2,902)	$–	$51,832

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended December 31,
	2021	2020
Cash flows from operating activities:
Net income	$1,050	$655
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	131	145
Accretion of purchased loan credit discount	(26)	(29)
Amortization of purchased loan premium	--	4
Amortization of deferred loan origination costs (fees)	(139)	(1)
Amortization of premiums on investment securities	2	4
Net gain on sale of loans	(208)	(155)
Net (gain) loss on sale of real estate owned	8	18
Valuation adjustments of real estate owned	--	19
ESOP compensation expense	70	60
Earnings on bank-owned life insurance	(40)	(39)
Provision for loan losses	--	192
Origination of loans held for sale	(4,146)	(5,285)
Proceeds from loans held for sale	5,076	4,377
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	45	136
Prepaid expenses and other assets	(20)	162
Accrued interest payable	(4)	(7)
Other liabilities	(171)	(121)
Income taxes	(203)	(24)
Net cash provided by operating activities	1,425	111

Cash flows from investing activities:
Maturities of time deposits in other financial institutions	247	1,484
Securities maturities, prepayments and calls:
Held to maturity	49	60
Available for sale	3	503
Loans originated for investment, net of principal collected	21,347	(10,856)
Proceeds from sale of real estate owned	58	753
Additions to real estate owned	--	(1)
Additions to premises and equipment, net	(80)	(54)
Net cash provided by (used in) investing activities	21,624	(8,111)

Cash flows from financing activities:
Net increase in deposits	9,995	4,025
Payments by borrowers for taxes and insurance, net	(592)	(538)
Proceeds from Federal Home Loan Bank advances	8,000	33,500
Repayments on Federal Home Loan Bank advances	(16,051)	(27,167)
Treasury stock purchased	(61)	(101)
Dividends paid on common stock	(696)	(691)
Net cash provided by financing activities	595	9,028

Net increase in cash and cash equivalents	23,644	1,028

Beginning cash and cash equivalents	21,648	13,702

Ending cash and cash equivalents	$45,292	$14,730

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended December 31,
	2021	2020
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Federal income taxes	$500	$175

Interest on deposits and borrowings	$921	$1,175

Transfers of loans to real estate owned, net	$35	$276

Loans made on sale of real estate owned	$32	$70

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2021

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2021, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2021, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2021 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

1. Basis of Presentation (continued)

New Accounting Standards

FASB ASC 326 - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The Company will now use forward-looking information to enhance its credit loss estimates. The amendment requires enhanced disclosures to aid investors and other users of financial statements to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of our portfolio. The largest impact to the Company will be on its allowance for loan and lease losses, although the ASU also amends the accounting for credit losses on available-for-sale debt securities and purchased financial assets with credit deterioration. The standard is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2019. However, the FASB has delayed the implementation of the ASU for smaller reporting companies until years beginning after December 15, 2022, or in the Company’s case the fiscal year beginning July 1, 2023. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities. We have formed a functional committee that is assessing our data and system needs and are evaluating the impact of adopting the new guidance. Management is in the final stages of selecting a third-party vendor to partner with and expects to begin working with the successful vendor on data validation and implementation efforts over the next several months. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. However, the Company does expect ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

FASB ASC 740 – In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes during interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. The Company adopted ASU 2019-12 effective July 1, 2021, with no material impact to our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
(in thousands)	2021	2020	2021	2020
Net income allocated to common shareholders, basic and diluted	$1,050	$655	$482	$370

	Six months ended December 31,		Three months ended December 31,
	2021	2020	2021	2020
Weighted average common shares outstanding, basic and diluted	8,216,836	8,220,552	8,217,207	8,218,292

There were no stock option shares outstanding for the six- or three-month periods ended December 31, 2021 and 2020.

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2021 and June 30, 2021, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2021
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$30	$–	$–	$30

Held-to-maturity Securities
Agency mortgage-backed: residential	$411	$13	$3	$421

	June 30, 2021
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$33	$–	$–	$33

Held-to-maturity Securities
Agency mortgage-backed: residential	$462	$16	$2	$476

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

3. Investment Securities (continued)

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $1.7 million and $1.8 million at December 31, 2021 and June 30, 2021, respectively.

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

4. Loans receivable

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2021	2021
Residential real estate
One- to four-family	$217,244	$224,125
Multi-family	11,865	19,781
Construction	2,877	5,433
Land	315	1,308
Farm	2,274	2,234
Nonresidential real estate	33,483	35,492
Commercial nonmortgage	1,148	2,259
Consumer and other:
Loans on deposits	997	1,129
Home equity	7,431	7,135
Automobile	94	75
Unsecured	559	553
	278,287	299,524
Allowance for loan losses	(1,603)	(1,622)
	$276,684	$297,902

The amounts above include net deferred loan costs of $270,000 and $167,000 as of December 31, 2021 and June 30, 2021, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$794	$54	$(17)	$–	$831
Multi-family	291	(79)	–	–	212
Construction	12	(6)	–	–	6
Land	3	(3)	–	–	–
Farm	5	1	–	–	6
Nonresidential real estate	494	32	–	–	526
Commercial nonmortgage	5	(2)	–	–	3
Consumer and other:
Loans on deposits	2	(1)	–	–	1
Home equity	15	2	–	–	17
Automobile	–	–	–	–	–
Unsecured	1	2	(3)	1	1
Totals	$1,622	$--	$(20)	$1	$1,603

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$754	$85	$(8)	$–	$831
Multi-family	290	(78)	–	–	212
Construction	13	(7)	–	–	6
Land	–	–	–	–	--
Farm	6	–	–	–	6
Nonresidential real estate	526	--	–	–	526
Commercial nonmortgage	3	–	–	–	3
Consumer and other:
Loans on deposits	2	(1)	–	–	1
Home equity	16	1	–	–	17
Automobile	–	–	–	–	–
Unsecured	–	–	–	1	1
Totals	$1,610	$–	$(8)	$1	$1,603

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$671	$(1)	$(23)	$–	$647
Multi-family	184	93	–	–	277
Construction	6	–	–	–	6
Land	1	1	–	–	2
Farm	4	1	–	–	5
Nonresidential real estate	405	64	–	–	469
Commercial nonmortgage	3	(1)	–	–	2
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	38	(45)	7	11
Automobile	–	–	–	–	–
Unsecured	1	(3)	–	3	1
Unallocated	200	–	–	–	200
Totals	$1,488	$192	$(68)	$10	$1,622

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2020:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$670	$–	$(23)	$–	$647
Multi-family	217	60	–	–	277
Construction	7	(1)	–	–	6
Land	1	1	–	–	2
Farm	5	–	–	–	5
Nonresidential real estate	418	51	–	–	469
Commercial nonmortgage	4	(2)	–	–	2
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	–	–	–	11
Automobile	–	–	–	–	–
Unsecured	1	(1)	–	1	1
Unallocated	200	–	–	–	200
Totals	$1,536	$108	$(23)	$1	$1,622

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2021. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2021:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,408	$476	$3,884	$–
Multi-family	580	–	580	–
Farm	274	–	274	–
Nonresidential real estate	1,339	–	1,339	–
Consumer:
Home equity	16	--	16
Unsecured	5	--	5
	5,622	476	6,098	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$213,360	$831
Multi-family			11,285	212
Construction			2,877	6
Land			315	--
Farm			2,000	6
Nonresidential real estate			32,144	526
Commercial nonmortgage			1,148	3
Consumer:
Loans on deposits			997	1
Home equity			7,415	17
Automobile			94	–
Unsecured			554	1
			272,189	1,603
			$278,287	$1,603

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the six months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2021			2020
With no related allowance recorded:
One- to four-family	$3,572	$67	$67	$4,011	$84	$84
Multi-family	613	11	11	665	12	12
Construction	--	–	–	32	–	–
Farm	274	--	--	300	23	23
Nonresidential real estate	1,353	30	30	653	7	7
Consumer	19	1	1
Purchased credit-impaired loans	536	15	15	718	24	24
	6,169	124	124	6,379	150	150
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,367	$124	$124	$6,379	$150	$150

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2021			2020
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,476	$33	$33	$3,965	$39	$39
Multi-family	584	5	5	662	6	6
Construction	--			32	--	--
Farm	273	--	--	292	--	--
Nonresidential real estate	1,344	14	14	650	3	3
Consumer	24	1	1
Purchased credit-impaired loans	468	7	7	711	10	10
	6,169	60	60	6,312	58	58
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$6,169	$60	$60	$6,312	$58	$58

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2021 and June 30, 2021:

	December 31, 2021		June 30, 2021
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$3,787	$371	$4,104	$243
Multifamily	580	–	646	–
Construction	--	–	--	–
Farm	274	–	274	–
Nonresidential real estate and land	1,339	–	1,367	–
Consumer	20	71	21	–
	$6,000	$442	$6,412	$243

One- to four-family loans in process of foreclosure totaled $479,000 and $577,000 at December 31, 2021 and June 30, 2021, respectively.

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

At December 31, 2021 and June 30, 2021, the Company had $1.6 million and $1.7 million of loans classified as TDRs, respectively. Of the TDRs at December 31, 2021, approximately 27.2% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the six- and three-months ended December 31, 2021, the Company restructured no loans as TDRs. No TDRs defaulted during the six-month periods ended December 31, 2021 or 2020.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

4. Loans receivable (continued)

During the six months ended December 31, 2020, the Company had two loans, which were associated with a single borrower and were both secured by a single-family residence, restructured as TDRs. The loans were classified as TDRs pursuant to court action under Chapter 7 bankruptcy proceedings without the borrower reaffirming the debt personally.

The following table summarizes TDR loan modifications that occurred during the six months ended December 31, 2020, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings
Six months ended December 31, 2020
Residential real estate:
Chapter 7 bankruptcy	$144	$–	$144

The following table summarizes TDR loan modifications that occurred during the three months ended December 31, 2020, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings
Three months ended December 31, 2020
Residential real estate:
Chapter 7 bankruptcy	$144	$–	$144

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2021, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,123	$1,292	$3,415	$213,829	$217,244
Multi-family	–	–	–	11,865	11,865
Construction	12	--	12	2,865	2,877
Land	–	–	–	315	315
Farm	98	–	98	2,176	2,274
Nonresidential real estate	99	237	336	33,147	33,483
Commercial non-mortgage	–	–	–	1,148	1,148
Consumer and other:
Loans on deposits	–	–	–	997	997
Home equity	76	71	147	7,284	7,431
Automobile	--	–	--	94	94
Unsecured	2	–	2	557	559
Total	$2,410	$1,600	$4,010	$274,277	$278,287

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2021, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,392	$1,338	$3,730	$220,395	$224,125
Multi-family	–	–	–	19,781	19,781
Construction	80	--	80	5,353	5,433
Land	–	–	–	1,308	1,308
Farm	101	--	101	2,133	2,234
Nonresidential real estate	--	241	241	35,251	35,492
Commercial and industrial	6	–	6	2,253	2,259
Consumer:
Loans on deposits	–	–	–	1,129	1,129
Home equity	116	--	116	7,019	7,135
Automobile	–	–	–	75	75
Unsecured	4	–	4	549	553
Total	$2,699	$1,579	$4,278	$295,246	$299,524

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2021
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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2021, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$210,945	$573	$5,726	$–
Multi-family	11,285	–	580	–
Construction	2,877	–	–	–
Land	315	–	–	–
Farm	2,000	–	274	–
Nonresidential real estate	31,232	912	1,339	–
Commercial nonmortgage	1,148	–	–	–
Consumer:
Loans on deposits	997	–	–	–
Home equity	7,269	40	122	–
Automobile	94	–	–	–
Unsecured	553	–	6	–
	$268,715	$1,525	$8,047	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2021
(unaudited)

4. Loans receivable (continued)

At June 30, 2021, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$217,485	$596	$6,044	$–
Multi-family	19,135	–	646	–
Construction	5,433	–	–	–
Land	1,308	–	–	–
Farm	1,960	–	274	–
Nonresidential real estate	32,748	924	1,820	–
Commercial nonmortgage	2,259	–	–	–
Consumer:
Loans on deposits	1,129	–	–	–
Home equity	7,044	39	52	–
Automobile	75	–	–	–
Unsecured	546	–	7	–
	$289,122	$1,559	$8,843	$–

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $88,000 and $88,000 at December 31, 2021 and June 30, 2021, respectively, is as follows:

(in thousands)	December 31, 2021	June 30, 2021
One- to four-family residential real estate	$434	$595

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Six months ended December 31, 2021	Twelve months ended June 30, 2021
Balance at beginning of period	$390	$447
Accretion of income	(26)	(57)
Disposals, net of recoveries	–	–
Balance at end of period	$364	$390

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2021, nor for the six-month period ended December 31, 2021. Neither were any allowance for loan losses reversed during those periods.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2021
Agency mortgage-backed: residential	$30	$–	$30	$–

June 30, 2021
Agency mortgage-backed: residential	$33	$–	$33	$–

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

There were no loans measured on a nonrecurring basis using the fair value of the collateral for collateral-dependent loans, at December 31, 2021 or at June 30, 2021.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

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

There was no other real estate owned (“OREO”) written down during the six- or three-month periods ended December 31, 2021 or 2020. There was no OREO measured on a nonrecurring basis during the period at fair value less costs to sell at December 31, 2021 or June 30, 2021.

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

December 31, 2021

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2021 and June 30, 2021 are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2021 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$45,292	$45,292			$45,292
Available-for-sale securities	30		$30		30
Held-to-maturity securities	411		421		421
Loans held for sale	585			$595	595
Loans receivable - net	276,684			282,961	282,961
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	649		649		649

Financial liabilities
Deposits	$236,838	$109,176	$127,936		237,112
Federal Home Loan Bank advances	48,822		49,109		49,109
Advances by borrowers for taxes and insurance	246		246		246
Accrued interest payable	16		16		16

		Fair Value Measurements at
	Carrying	June 30, 2021 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,648	$21,648			$21,648
Term deposits in other financial institutions	247	248			248
Available-for-sale securities	33		$33		33
Held-to-maturity securities	462		476		476
Loans held for sale	1,307		1,336		1,336
Loans receivable – net	297,902			$306,346	306,346
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	694		694		694

Financial liabilities
Deposits	$226,843	$101,951	$125,232		$227,183
Federal Home Loan Bank advances	56,873		57,314		57,314
Advances by borrowers for taxes and insurance	838		838		838
Accrued interest payable	20		20		20

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2021

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Six months ended December 31, 2021
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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six month periods ended December 31, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2021			2020
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$293,644	$5,677	3.87%	$292,778	$5,936	4.06%
Mortgage-backed securities	467	6	2.57	604	8	2.65
Other securities	–	–	–	196	3	3.06
Other interest-earning assets	34,924	72	0.41	21,341	84	0.79
Total interest-earning assets	329,035	5,755	3.50	314,919	6,031	3.83

Less: Allowance for loan losses	(1,611)			(1,518)
Non-interest-earning assets	12,254			12,555
Total assets	$339,678			$325,956

Interest-bearing liabilities:
Demand deposits	$20,786	$19	0.18%	$17,675	$15	0.17%
Savings	71,762	135	0.38	60,298	125	0.42
Certificates of deposit	126,564	565	0.89	130,479	800	1.23
Total deposits	219,112	719	0.66	208,452	940	0.90
Borrowings	52,423	198	0.76	54,261	228	0.84
Total interest-bearing liabilities	271,535	917	0.68	262,713	1,168	0.89

Noninterest-bearing demand deposits	13,766			9,006
Noninterest-bearing liabilities	2,131			2,247
Total liabilities	287,432			273,966

Shareholders’ equity	52,246			51,990
Total liabilities and shareholders’ equity	$339,678			$325,956
Net interest spread		$4,838	2.82%		$4,863	2.94%
Net interest margin			2.94%			3.09%
Average interest-earning assets to average interest-bearing liabilities			121.18%			119.87%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended December 31, 2021 and 2020, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2021			2020
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$289,434	$2,743	3.79%	$296,294	$2,960	4.00%
Mortgage-backed securities	453	3	2.65	587	4	2.73
Other securities	–	–	–	–	–	–
Other interest-earning assets	38,318	35	0.37	20,859	38	0.73
Total interest-earning assets	328,205	2,781	3.39	317,740	3,002	3.78

Less: Allowance for loan losses	(1,607)			(1,544)
Non-interest-earning assets	12,549			12,579
Total assets	$339,147			$328,775

Interest-bearing liabilities:
Demand deposits	$20,423	$10	0.20%	$18,358	$8	0.17%
Savings	73,086	67	0.37	63,112	66	0.42
Certificates of deposit	127,088	274	0.86	127,215	352	1.11
Total deposits	220,597	351	0.64	208,685	426	0.82
Borrowings	49,963	97	0.78	56,730	103	0.73
Total interest-bearing liabilities	270,560	448	0.66	265,415	529	0.80

Noninterest-bearing demand deposits	14,129			9,380
Noninterest-bearing liabilities	2,042			2,158
Total liabilities	286,731			276,953

Shareholders’ equity	52,416			51,822
Total liabilities and shareholders’ equity	$339,147			$328,775
Net interest spread		$2,333	2.73%		$2,473	2.98%
Net interest margin			2.84%			3.11%
Average interest-earning assets to average interest-bearing liabilities			121.31%			119.71%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to December 31, 2021

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

Management continues to monitor the general impact of COVID-19, as well as certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted on March 27, 2020, and other more recent legislative and regulatory relief efforts. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. While the pandemic has affected the physical operations of the Banks, the business has been mostly unchanged with consistent levels of consumer transactions and loan originations. The potential for a deterioration in asset quality remains, but actual asset quality has improved. Classified assets at December 31, 2021 totaled $8.1 million compared to $10.5 million at March 31, 2020. Management attributes some of this improved performance to the overall strengthening in the residential real estate market. Approximately 95% of the Company’s loans are secured by residential real estate.

Business Continuity, Processes and Controls

In response to the COVID-19 pandemic the Banks are considered essential businesses and have remained open for business. We implemented our pandemic preparedness plan and generally maintained regular business hours through drive-thru facilities, automated teller machines, remote deposit capture and online and mobile banking applications. We offer by-appointment options for transactions requiring in-person contact while maintaining social distancing mandates and surface cleaning protocols. Our staff is practicing recommended personal hygiene protocols and social distancing while working on premises. We do not face current material resource constraints through the implementation of our pandemic preparedness plan and do not anticipate incurring any material cost related to its implementation. We have not identified any material operational or internal control challenges or risks, nor do we anticipate any significant challenges to our ability to maintain our systems and controls, related to operational changes resulting from implementation of the pandemic preparedness plan.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to December 31, 2021 (continued)

Financial Position and Results of Operations

Bank regulators have issued guidance and are encouraging banks to work with customers affected by COVID-19. Accordingly, we actively worked with borrowers affected by COVID-19 by offering a payment deferral program providing for either a three-month interest-only period or a full payment deferral for three months. While interest and fees continued to accrue to income While interest and fees, under normal GAAP accounting if eventual credit losses on these deferred payments emerge, interest and/or fee income accrued may need to be reversed. As a result, interest income in future periods could be negatively impacted. At December 31, 2021 all loans had returned to current status. The deferral program did not have a material impact to the Company’s financial condition and results of operation.

At December 31, 2021 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

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

The CARES Act includes a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”) and is designed to aid small- and medium-sized businesses through federally-guaranteed loans disbursed through banks. These loans are intended to provide eight weeks of payroll and other costs to assist those businesses to either remain open or to re-open quickly and allow their workers to pay their bills. First Federal of Kentucky qualified as an SBA lender to assist the small business community in securing this important funding. As of December 31, 2021, First Federal of Kentucky had approved and closed with the SBA 75 PPP loans representing $2.6 million in funding. Of those loans a total of 50 loans aggregating $2.2 million had been repaid at the end of the period. It is our understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, the bank could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to December 31, 2021 (continued)

Assets: At December 31, 2021, the Company’s assets totaled $339.6 million, an increase of $1.5 million, or 0.4%, from total assets at June 30, 2021. This increase was attributed primarily to an increase in cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents increased $23.6 million or 109.2% to $45.3 million at December 31, 2021, and was primarily due to increased deposits and loan repayments.

Investment securities: At December 31, 2021, our securities portfolio consisted of mortgage-backed securities. Investment securities decreased $54,000 or 10.9% to $441,000 at December 31, 2021.

Loans: Loans receivable, net, decreased by $21.2 million or 7.1% to $276.7 million at December 31, 2021. There are multiple reasons for the decline in loan balances.  Some borrowers have decided to take advantage of high prices and sell all or part of their real estate holdings. Some borrowers have sold their properties due to age or death and some loans have been lost to competing financial institutions who offered terms that our Banks did not believe were prudent to match.

Non-Performing and Classified Loans: At December 31, 2021, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.4 million, or 2.3% of total loans (including acquired loans), compared to $6.7 million or 2.2%, of total loans at June 30, 2021. The Company’s allowance for loan losses totaled $1.6 million at December 31, 2021 and June 30, 2021. The allowance for loan losses at December 31, 2021, represented 24.9% of nonperforming loans and 0.6% of total loans (including acquired loans), while at June 30, 2021, the allowance represented 24.4% of nonperforming loans and 0.5% of total loans.

The Company had $8.1 million in assets classified as substandard for regulatory purposes at December 31, 2021, including loans ($8.0 million) and real estate owned (“REO”) ($51,000.) Classified loans as a percentage of total loans (including loans acquired) was 2.9% and 3.0% at December 31, 2021 and June 30, 2021, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2021	June 30, 2021
Substandard assets	$8,097	$8,925
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$8,097	$8,925

At December 31, 2021, the Company’s real estate acquired through foreclosure represented 0.6% of substandard assets compared to 0.9% at June 30, 2021. During the period presented the Company made one loan totaling $32,000 to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $43,000 at December 31, 2021 and June 30, 2021.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to December 31, 2021 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2021		June 30, 2021
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	1	$51	2	$82
Building lot	--	–	1	–
Total REO	1	$51	3	$82

At December 31, 2021 and June 30, 2021, the Company had $1.5 million and $1.6 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012). This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $1.1 million, or 0.4% to $286.9 million at December 31, 2021, primarily as a result an increase in deposits. Deposits increased $10.0 million or 4.4% to $236.8 million at December 31, 2021, while advances decreased $8.1 million or 14.2% to $48.8 million.

Shareholders’ Equity: At December 31, 2021, the Company’s shareholders’ equity totaled $52.7 million, an increase of $363,000 or 0.7% from the June 30, 2021 total. The change in shareholders’ equity was primarily associated with common shares purchased by the Company to hold as treasury shares, and net profits for the period less dividends paid on common stock.

The Company paid dividends of $696,000 or 66.3% of net income for the six-month period just ended. On July 8, 2021, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2022. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2021 and 2020

General

Net income totaled $1.1 million or $0.13 diluted earnings per share for the six months ended December 31, 2021, an increase of $395,000 or 60.3% from net income of $655,000 or $0.08 diluted earnings per share for the same period in 2020. The increase in net income on a six-month basis was primarily attributable to lower non-interest expense, decreased provision for loan losses, and higher non-interest income, which were partially offset by increased provision for income tax and decreased net interest income.

Net Interest Income

Net interest income before provision for loan losses decreased $25,000 or 0.5% to $4.8 million for the six-month period just ended. Interest income decreased by $276,000, or 4.6%, to $5.8 million, while interest expense decreased $251,000 or 21.5% to $917,000 for the six months ended December 31, 2021.

The decrease in interest income period-to-period was due primarily to a decrease in the average rate earned on interest-earning assets, which decreased 33 basis points to 3.50% for the recently-ended six-month period compared to the prior year period. The average balance of interest-earning assets increased $14.1 million or 4.5% to $329.0 million for the six months ended December 31, 2021.

Interest income on loans decreased $259,000 or 4.4% to $5.7 million, due primarily to a decrease in the average rate earned on the loan portfolio, which decreased 19 basis points to 3.87%, while the average balance increased $866,000 or 0.3% to $293.6 million for the six-month period ended December 31, 2021. Interest income from interest-bearing deposits and other decreased $12,000 or 14.3% to $72,000 for the six months just ended due to a decrease in the average rate earned, which decreased 38 basis points to 0.41% for the recently-ended period compared to the period a year ago.

Interest expense decreased $251,000 or 21.5% to $917,000 for the six months ended December 31, 2021. The decrease in interest expense was due primarily to a decrease in the average rate paid on funding sources, which decreased 21 basis points and totaled 0.68% for the recently-ended period. Interest expense on deposits decreased $221,000 or 23.5% to $719,000 for the six months just ended, while the average balance of deposits increased $10.7 million or 5.1% to $219.1 million. Interest expense on certificates of deposit decreased $235,000 or 29.4% to $565,000, for the six months just ended primarily due to a decrease in the average cost, which decreased by 34 bps to 0.89%. Also contributing to the overall decrease in interest expense was a decrease in interest expense on borrowings, which decreased $30,000 or 13.2% to $198,000 for the period. The decrease in interest expense on borrowings was attributed primarily to a lower average rate paid on the borrowings, which decreased eight bps to 0.76% for the recently-ended period. The average balance of borrowings outstanding decreased $1.8 million or 3.4% to $52.4 million for the recently ended six-month period.

Net interest spread decreased from 2.94% for the prior year semiannual period to 2.82% for the six-month period ended December 31, 2021.

Provision for Losses on Loans

The Company recorded no provision for loan losses for the six-month period ended December 31, 2021, compared to a provision of $192,000 recorded for the prior year period. The lower provision was primarily in response to decreases in total loans during the period.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2021 and 2020 (continued)

Non-interest Income

Non-interest income increased $77,000 or 30.7% to $328,000 for the six months ended December 31, 2021, compared to the prior year period, primarily because of an increase in net gains on sales of loans. Net gain on sales of loans increased $53,000 to $208,000 for the recently-ended six-month period. In the current interest rate environment, many borrowers are choosing long-term, fixed rate loans, which the Banks usually sell to the Federal Home Loan Bank of Cincinnati (“FHLB”). An increase in volume of these loans sold was responsible for the increase in gain on sale of loans.

Non-interest Expense

Non-interest expense decreased $237,000 or 5.8% and totaled $3.9 million for the six months ended December 31, 2021, primarily due to a decrease in expenses related to the Company’s employee compensation and benefits.

Employee compensation and benefits decreased $165,000 or 6.3% to $2.4 million primarily due to a decrease in the required contribution to its defined benefit (“DB”) pension plan for the current fiscal year. The Company’s DB plan administrator estimates contributions for the fiscal year ending June 30, 2022, to be approximately $376,000, compared to $955,000 in contributions for the fiscal year ended June 30, 2021. FDIC insurance decreased $62,000 or 70.5% to $26,000 for the six months just ended, as premiums decreased. FDIC insurance premiums increased in the prior year due primarily to a goodwill impairment charge recognized at one of the Company’s Banks in the three month period ended June 30, 2020. Franchise and other taxes decreased $39,000 or 30.0% period to period as the Banks became subject to Kentucky income taxes rather than the Kentucky Savings & Loan Deposits tax effective January 1, 2021. Occupancy and equipment expense decreased $20,000 or 6.2% to $301,000 for the six months ended December 31, 2021, primarily due to lower general computer and software expenses, depreciation expenses and utilities.

Income Tax Expense

Income tax expense increased $86,000 or 55.5% to $241,000 for the six months ended December 31, 2021, compared to the prior year period. The effective tax rates for the six-month periods ended December 31, 2021 and 2020, were 18.7% and 19.1%, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2021 and 2020

General

Net income totaled $482,000 or $0.06 diluted earnings per share for the three months ended December 31, 2021, an increase of $112,000 or 30.3% from net income of $370,000 or $0.04 diluted earnings per share for the same period in 2020. The increase in net earnings for the quarter ended December 31, 2021 was primarily attributable to lower non-interest expense, lower provision for loan losses, and lower income taxes, which were partially offset by decreased net interest income and decreased non-interest income.

Net Interest Income

Net interest income before provision for loan losses decreased $140,000 or 5.7% to $2.3 million for the three-month period just ended, as interest income decreased at a faster pace than interest expense decreased for the quarter. Interest income decreased by $221,000, or 7.4%, to $2.8 million, while interest expense decreased $81,000 or 15.3% to $448,000 for the three months ended December 31, 2021.

Interest income on loans decreased $217,000 or 7.3% to $2.7 million, due decreases in the average rate earned on the loan portfolio, as well a decrease in the average balance. The average rate earned on the loan portfolio decreased 21 basis points to 3.79%, while the average balance decreased $6.8 million or 2.3% to $289.4 million for the three-month period ended December 31, 2021.

Interest expense on deposits decreased $75,000 or 17.6% to $351,000 for the three months ended December 31, 2021, while interest expense on borrowings decreased $6,000 or 5.8% to $97,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average rate paid on interest-bearing deposits, which decreased 18 basis points to 0.64% for the recently ended period, while the average balance of interest-bearing deposits increased $11.9 million or 5.7% to $220.6 million for the most recent period. The decrease in interest expense on borrowings was attributed primarily to a lower average balance of borrowings outstanding period to period, which decreased $6.7 million or 11.9% to $50.0 million for the recently ended three-month period.

Net interest spread increased 25 basis points from 2.98% for the prior year quarterly period to 2.73% for the three-month period ended December 31, 2021.

Provision for Losses on Loans

The Company recorded no provision for loan losses for the three-month period ended December 31, 2021, compared to a provision of $108,000 recorded for the prior year quarter. The lower provision was primarily in response to decreases in total loans during the period.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2021 and 2020 (continued)

Non-interest Income

Non-interest income decreased $23,000 or 18.7% to $100,000 for the recently ended quarter due primarily to decreased net gains on sales of loans. The decrease in net gains on sales of loans was primarily due to reduced volume of loans sold during the comparable period. The Company sells most of its long-term, fixed-rate mortgage loans to the Federal Home Loan Bank of Cincinnati, while retaining the servicing rights on the loans.

Non-interest Expense

Non-interest expense decreased $135,000 or 6.7% to $1.9 million for the quarter ended December 31, 2021, due primarily to a decrease to expenses relating to the Company’s employee compensation and benefits, which decreased $184,000 or 14.4% and totaled $1.1 million for the recently-ended quarter. The decrease in employee compensation and benefits was primarily due to a decrease in the required contribution to the Company’s defined benefit (“DB”) pension plan for the current fiscal year. The Company’s DB plan administrator estimates contributions for the fiscal year ending June 30, 2022, to be approximately $376,000, compared to $955,000 in contributions for the fiscal year ended June 30, 2021. Somewhat offsetting the decrease in employee compensation and benefits were increases in outside service fees and data processing. Outside service fees increased $42,000 or 127.3% to $75,000 for the quarter just ended, while data processing expenses increased $41,000 or 28.3% to $186,000.

Income Tax Expense

Income tax expense decreased $32,000 or 36.0% to $57,000 for the three months ended December 31, 2021, compared to the prior year period. The effective tax rates for the three-month periods ended December 31, 2021 and 2020 were 10.6% and 19.4%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2021 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II-OTHER INFORMATION

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2021.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
October 1-31, 2021	–	$–	–	140,000
November 1-30, 2021	–	$–	–	140,000
December 1-31, 2021	8,500	$7.13	8,500	131,500

(1)	On February 3, 2021, the Company announced that it had substantially completed its program initiated on December 19, 2018 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0

The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended December 31, 2021 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2022	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 14, 2022	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer