Form 10-Q
period 2022-03-31
Kentucky First Federal Bancorp
filed 2022-05-16
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐
Non-Accelerated filer		Smaller Reporting Company	☒
		Emerging Growth Company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 9, 2022, the latest practicable date, the Corporation had 8,218,215 shares of $.01 par value common stock outstanding.

i

PART I

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	June 30,
	2022	2021
	Unaudited
ASSETS

Cash and due from financial institutions	$2,214	$1,834
Fed funds sold	34,016	5,001
Interest-bearing demand deposits	9,831	14,813
Cash and cash equivalents	46,061	21,648

Time deposits in other financial institutions	–	247
Securities available-for-sale	29	33
Securities held-to-maturity, at amortized cost- approximate fair value of $353 and $476 at March 31, 2022 and June 30, 2021, respectively	358	462
Loans held for sale	1,342	1,307
Loans, net of allowance of $1,484 and $1,622 at March 31, 2022 and June 30, 2021, respectively	269,396	297,902
Real estate owned, net	61	82
Premises and equipment, net	4,630	4,697
Federal Home Loan Bank stock, at cost	6,498	6,498
Accrued interest receivable	631	694
Bank-owned life insurance	2,731	2,672
Goodwill	947	947
Prepaid federal income taxes	262	40
Prepaid expenses and other assets	952	834

Total assets	$333,898	$338,063

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$238,642	$226,843
Federal Home Loan Bank advances	40,782	56,873
Advances by borrowers for taxes and insurance	529	838
Accrued interest payable	16	20
Deferred income taxes	767	614
Other liabilities	516	579
Total liabilities	281,252	285,767

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,893	34,916
Retained earnings	20,703	20,364
Unearned employee stock ownership plan (ESOP), 688 shares and 10,255 shares at March 31, 2022 and June 30, 2021, respectively	(7)	(102)
Treasury shares at cost, 377,849 and 369,349 common shares at March 31, 2022 and June 30, 2021, respectively	(3,029)	(2,968)
Accumulated other comprehensive income	–	–
Total shareholders’ equity	52,646	52,296

Total liabilities and shareholders’ equity	$333,898	$338,063

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Interest income
Loans, including fees	$8,190	$8,835	$2,513	$2,899
Mortgage-backed securities	8	11	2	3
Other securities	–	3	–	–
Interest-bearing deposits and other	118	122	46	38
Total interest income	8,316	8,971	2,561	2,940

Interest expense
Interest-bearing demand deposits	29	23	10	8
Savings	203	194	68	69
Certificates of Deposit	823	1,110	258	310
Deposits	1,055	1,327	336	387
Borrowings	285	333	87	105
Total interest expense	1,340	1,660	423	492
Net interest income	6,976	7,311	2,138	2,448
Provision (credit) for loan losses	(106)	192	(106)	–
Net interest income after provision for loan losses	7,082	7,119	2,244	2,448

Non-interest income
Earnings on bank-owned life insurance	59	58	19	19
Net gain on sales of loans	231	280	23	125
Net loss on sales of real estate owned	(8)	(18)	–	–
Valuation adjustment for real estate owned	–	(19)	–	–
Other	140	132	52	38
Total non-interest income	422	433	94	182
Non-interest expense
Employee compensation and benefits	3,675	3,964	1,237	1,362
Occupancy and equipment	460	488	159	166
FDIC insurance premiums	49	129	23	41
Voice and data communications	93	80	31	23
Advertising	106	114	20	38
Outside service fees	133	139	31	43
Data processing	416	430	109	138
Auditing and accounting	128	119	48	40
Franchise and other taxes	114	130	23	–
Regulatory Assessments	77	77	25	25
Foreclosure and real estate owned expenses (net)	67	66	23	19
Other	428	395	142	124
Total non-interest expense	5,746	6,131	1,871	2,019

Income before income taxes	1,758	1,421	467	611

Income tax expense	374	293	133	138

NET INCOME	$1,384	$1,128	$334	$473

EARNINGS PER SHARE
Basic and diluted	$0.17	$0.14	$0.04	$0.06
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Net income	$1,384	$1,128	$334	$473

Other comprehensive gains (losses), net of tax:
Unrealized holding Gains (losses) on securities designated as available-for-sale, net of taxes of $0, $0, $(1) and $0 during the respective periods	–	(2)	–	–
Comprehensive income	$1,384	$1,126	$334	$473

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2021	$86	$34,916	$20,364	$(102)	$(2,968)	$–	$52,296

Net income	–	–	1,384	–	–	–	1,384
Allocation of ESOP shares	–	(23)	–	95	–	–	72
Acquisition of shares for Treasury	–	–	–	–	(61)	–	(61)
Cash dividends of $0.30 per common share	–	–	(1,045)	–	–	–	(1,045)
Balance at March 31, 2022	$86	$34,893	$20,703	$(7)	$(3,029)	$–	$52,646

March 31, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2020	$86	$34,981	$19,932	$(289)	$(2,801)	$2	$51,911

Net income	–	–	1,128	–	–	–	1,128
Allocation of ESOP shares	–	(80)	–	140	–	–	60
Acquisition of shares for treasury	–	–	–	–	(167)	–	(167)
Other comprehensive loss	–	–	–	–	–	(2)	(2)
Cash dividends of $0.30 per common share	–	–	(1,040)	–	–	–	(1,040)

Balance at March 31, 2021	$86	$34,901	$20,020	$(149)	$(2,968)	$–	$51,890

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at December 31, 2021	$86	$34,893	$20,718	$(9)	$(3,029)	$–	$52,659

Net income	–	–	334	–	–	–	334
Allocation of ESOP shares	–	–	–	2	–	–	2
Cash dividends of $0.10 per common share	–	–	(349)	–	–	–	(349)

Balance at March 31, 2022	$86	$34,893	$20,703	$(7)	$(3,029)	$–	$52,646

March 31, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at December 31, 2020	$86	$34,948	$19,896	$(196)	$(2,902)	$–	$51,832

Net income	–	–	473	–	–	–	473
Allocation of ESOP shares	–	(47)	–	47	–	–	–
Acquisition of shares for treasury	–	–	–	–	(66)	–	(66)
Cash dividends of $0.10 per common share			(349)				(349)

Balance at March 31, 2021	$86	$34,901	$20,020	$(149)	$(2,968)	$–	$51,890

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$1,384	$1,128
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	194	218
Accretion of purchased loan credit discount	(38)	(43)
Amortization of purchased loan premium	–	26
Amortization of deferred loan origination costs (fees)	(88)	(1)
Amortization of premiums on investment securities	2	7
Net gain on sale of loans	(231)	(280)
Net loss on sale of real estate owned	8	18
Valuation adjustments of real estate owned	–	19
ESOP compensation expense	72	60
Earnings on bank-owned life insurance	(59)	(58)
Provision (credit) for loan losses	(106)	192
Origination of loans held for sale	(6,283)	(6,468)
Proceeds from loans held for sale	6,479	6,154
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	63	103
Prepaid expenses and other assets	(118)	104
Accrued interest payable	(4)	(2)
Other liabilities	(63)	123
Income taxes	(68)	(41)
Net cash provided by operating activities	1,144	1,259

Cash flows from investing activities:
Maturities of time deposits in other financial institutions	247	1,982
Securities maturities, prepayments and calls:
Held to maturity	102	100
Available for sale	4	506
Loans originated for investment, net of principal collected	28,724	(13,767)
Proceeds from sale of real estate owned	26	753
Additions to real estate owned	–	(1)
Additions to premises and equipment, net	(127)	(68)
Net cash provided by (used in) investing activities	28,976	(10,495)

Cash flows from financing activities:
Net increase in deposits	11,799	13,270
Payments by borrowers for taxes and insurance, net	(309)	(240)
Proceeds from Federal Home Loan Bank advances	8,000	38,600
Repayments on Federal Home Loan Bank advances	(24,091)	(40,122)
Treasury stock purchased	(61)	(167)
Dividends paid on common stock	(1,045)	(1,040)
Net cash provided by (used in) financing activities	(5,707)	10,301

Net increase in cash and cash equivalents	24,413	1,065

Beginning cash and cash equivalents	21,648	13,702

Ending cash and cash equivalents	$46,061	$14,767

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Federal income taxes	$500	$191

Interest on deposits and borrowings	$1,344	$1,662

Transfers of loans to real estate owned, net	$45	$327

Loans made on sale of real estate owned	$32	$37

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2022

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the nine-month period ended March 31, 2022, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2021, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2021 filed with the Securities and Exchange Commission.

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

March 31, 2022

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

FASB ASC 740– In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. The amendments in this ASU removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocation and calculating income taxes during interim periods. The ASU also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill and allocating taxes to members of a consolidated group. For public business entities, the amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, or July 1, 2021, with respect to the Company. Early adoption is permitted. We did not have a significant impact to our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
(in thousands)	2022	2021	2022	2021
Net income allocated to common shareholders, basic and diluted	$1,384	$1,128	$334	$473

	Nine months ended March 31,		Three months ended March 31,
	2022	2021	2022	2021
Weighted average common shares outstanding, basic and diluted	8,216,989	8,217,654	8,215,825	8,211,789

There were no stock option shares outstanding for the nine- or three-month periods ended March 31, 2022 and 2021.

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2022 and June 30, 2021, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2022
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$29	$–	$–	$29

Held-to-maturity Securities
Agency mortgage-backed: residential	$358	$5	$10	$353

	June 30, 2021
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$33	$–	$–	$33

Held-to-maturity Securities
Agency mortgage-backed: residential	$462	$16	$2	$476

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

3. Investment Securities (continued)

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $1.5 million and $1.8 million at March 31, 2022 and June 30, 2021, respectively.

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

4. Loans receivable

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2022	2021
Residential real estate
One- to four-family	$209,344	$224,145
Multi-family	13,298	19,781
Construction	1,891	5,433
Land	1,097	1,308
Farm	1,839	2,234
Nonresidential real estate	33,246	35,492
Commercial nonmortgage	1,032	2,259
Consumer and other:
Loans on deposits	891	1,129
Home equity	7,662	7,135
Automobile	71	75
Unsecured	509	533
	270,880	299,524
Allowance for loan losses	(1,484)	(1,622)
	$269,396	$297,902

The amounts above include net deferred loan costs of $269,000 and $167,000 as of March 31, 2022, and June 30, 2021, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2022:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$794	$(4)	$(31)	$–	$759
Multi-family	291	(68)	–	–	223
Construction	12	(7)	–	–	5
Land	3	1	–	–	4
Farm	5	1	–	–	6
Nonresidential real estate	494	(33)	–	–	461
Commercial nonmortgage	5	(3)	–	–	2
Consumer and other:
Loans on deposits	2	(1)	–	–	1
Home equity	15	7	–	–	22
Automobile	–	–	–	–	–
Unsecured	1	1	(3)	2	1
Totals	$1,622	$(106)	$(34)	$2	$1,484

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$831	$(58)	$(14)	$–	$759
Multi-family	212	11	–	–	223
Construction	6	(1)	–	–	5
Land	–	4	–	–	4
Farm	6	–	–	–	6
Nonresidential real estate	526	(65)	–	–	461
Commercial nonmortgage	3	(1)	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	17	5	–	–	22
Automobile	–	–	–	–	–
Unsecured	1	(1)	–	1	1
Totals	$1,603	$(106)	$(14)	$1	$1,484

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$671	$(3)	$(23)	$–	$645
Multi-family	184	96	–	–	280
Construction	6	3	–	–	9
Land	1	1	–	–	2
Farm	4	–	–	–	4
Nonresidential real estate	405	61	–	–	466
Commercial nonmortgage	3	–	–	–	3
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	37	(45)	7	10
Automobile	–	–	–	–	–
Unsecured	1	(3)	–	3	1
Unallocated	200	–	–	–	200
Totals	$1,488	$192	$(68)	$10	$1,622

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$647	$(2)	$–	$–	$645
Multi-family	277	3	–	–	280
Construction	6	3	–	–	9
Land	2	–	–	–	2
Farm	5	(1)	–	–	4
Nonresidential real estate	469	(3)	–	–	466
Commercial nonmortgage	2	1	–	–	3
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	11	(1)	–	–	10
Automobile	–	–	–	–	–
Unsecured	1	–	–	–	1
Unallocated	200	–	–	–	200
Totals	$1,622	$–	$–	$–	$1,622

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2022. The recorded investment in loans excludes accrued interest receivable due to immateriality.

March 31, 2022:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality	Unpaid principal balance and recorded investment	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,250	$497	$3,747	$–
Multi-family	574		574	–
Farm	273		273	–
Nonresidential real estate	1,091		1,091
Consumer:
Home equity	87		87	–
Unsecure	5		5	–
	5,280	497	5,777	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$205,597	$759
Multi-family			12,724	223
Construction			1,891	5
Land			1,097	4
Farm			1,566	6
Nonresidential real estate			32,155	461
Commercial nonmortgage			1,032	2
Consumer:
Loans on deposits			891	1
Home equity			7,575	22
Automobile			71	–
Unsecured			504	1
			265,103	1,484
			$270,880	$1,484

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the nine months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2022			2021
With no related allowance recorded:
One- to four-family	$3,494	$94	$94	$3,941	$120	$120
Multi-family	610	16	16	662	18	18
Construction	–	–	–	32	–	–
Farm	274	–	–	300	23	23
Nonresidential real estate	1,229	40	40	648	24	24
Consumer and other	54	1	1	9	–	–
Purchased credit-impaired loans	546	19	19	709	40	40
	6,207	170	170	6,301	225	225
With an allowance recorded:
One- to four-family				–	–	–
	$6,207	$170	$170	$6,301	$225	$225

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2022			2021
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,329	$83	$83	$3,971	$36	$36
Multi-family	577	5	5	655	6	6
Farm	274	–	–	291	–	–
Nonresidential real estate	1,215	12	12	641	17	17
Consumer and other	57	1	1	9	–	–
Purchased credit-impaired loans	487	5	5	676	16	16
	5,939	106	106	6,243	75	75
With an allowance recorded:
One- to four-family				–	–	–
	$5,939	$106	$106	$6,243	$75	$75

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2022 and June 30, 2021:

	March 31, 2022		June 30, 2021
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$3,589	$121	$4,104	$243
Multifamily	574		646	–
Construction	–		–	–
Farm	273		274	–
Nonresidential real estate and land	1,090		1,367	–
Commercial and industrial			–	–
Consumer	91		21	$–
	$5,617	$121	$6,412	$243

One- to four-family loans in process of foreclosure totaled $692,000 and $577,000 at March 31, 2022 and June 30, 2021, respectively.

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

At March 31, 2022 and June 30, 2021, the Company had $1.4 million and $1.7 million of loans classified as TDRs, respectively. Of the TDRs at March 31, 2022, approximately 24.9% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the nine- and three-months ended March 31, 2022, the Company restructured no loans as TDRs. No TDRs defaulted during the nine-month periods ended March 31, 2022, or 2021.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

4. Loans receivable (continued)

During the nine months ended March 31, 2021, the Company had two loans, which were associated with a single borrower and were both secured by a single-family residence, restructured as TDRs. The loans were classified as TDRs pursuant to court action under Chapter 7 bankruptcy proceedings without the borrower reaffirming the debt personally, and totaled $143,000 at March 31, 2021.

The following table summarizes TDR loan modifications that occurred during the nine months ended March 31, 2021, and their performance, by modification type:

(in thousands)	Troubled Debt Restructurings Performing to Modified Terms	Troubled Debt Restructurings Not Performing to Modified Terms	Total Troubled Debt Restructurings
Nine months ended March 31, 2021
Residential real estate:
Chapter 7 bankruptcy	$143	$–	$143

There were no TDR loan modifications that occurred during the three months ended March 31, 2021.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2022, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,651	$981	$3,632	$205,712	$209,344
Multi-family	–	–	–	13,298	13,298
Construction	72	–	72	1,819	1,891
Land	–	–	–	1,097	1,097
Farm	–	–	–	1,839	1,839
Nonresidential real estate	–	–	–	33,246	33,246
Commercial non-mortgage	20	–	20	1,012	1,032
Consumer and other:
Loans on deposits	–	–	–	891	891
Home equity	14	71	85	7,577	7,662
Automobile	–	–	–	71	71
Unsecured	8	–	8	501	509
Total	$2,765	$1,052	$3,817	$267,063	$270,880

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2021, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,392	$1,338	$3,730	$220,395	$224,125
Multi-family	–	–	–	19,781	19,781
Construction	80	–	80	5,353	5,433
Land	–	–	–	1,308	1,308
Farm	101	–	101	2,133	2,234
Nonresidential real estate	–	241	241	35,251	35,492
Commercial nonmortgage	6	–	6	2,253	2,259
Consumer:
Loans on deposits	–	–	–	1,129	1,129
Home equity	116	–	116	7,019	7,135
Automobile	–	–	–	75	75
Unsecured	4	–	4	549	553
Total	$2,699	$1,579	$4,278	$295,246	$299,524

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2022
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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$203,430	$199	$5,715	$–
Multi-family	13,024	–	274	–
Construction	1,891	–	–	–
Land	1,097	–	–	–
Farm	1,566	–	273	–
Nonresidential real estate	31,449	707	1,090	–
Commercial nonmortgage	1,032	–	–	–
Consumer:
Loans on deposits	891	–	–	–
Home equity	7,540	–	122	–
Automobile	71	–	–	–
Unsecured	504	–	5	–
	$262,495	$906	$7,479	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2022
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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $88,000 and $88,000 at March 31, 2022 and June 30, 2021, respectively, is as follows:

(in thousands)	March 31, 2022	June 30, 2021
One- to four-family residential real estate	$497	$595

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

4. Loans receivable (continued)

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Nine months ended March 31, 2022	Twelve months ended June 30, 2021
Balance at beginning of period	$390	$447
Accretion of income	(38)	(57)
Disposals, net of recoveries	--	–
Balance at end of period	$352	$390

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2021, nor for the nine-month period ended March 31, 2022. Neither were any allowance for loan losses reversed during those periods.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2022
Agency mortgage-backed: residential	$29	$–	$29	$–

June 30, 2021
Agency mortgage-backed: residential	$33	$–	$33	$–

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

There were no loans measured on a nonrecurring basis using the fair value of the collateral for collateral-dependent loans at March 31, 2022 or June 30, 2021.

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

There was no other real estate owned (“OREO”) written down during the nine- or three-month periods ended March 31, 2022 or 2021. There was no OREO measured on a nonrecurring basis during the period at fair value less costs to sell at March 31, 2022 or June 30, 2021.

The following is a disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the consolidated balance sheet, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in exchange for certain financial instruments.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2022 and June 30, 2021 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2022 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$46,061	$46,061			$46,061
Available-for-sale securities	29		$29		29
Held-to-maturity securities	358		353		353
Loans held for sale	1,342			$1,352	1,352
Loans receivable - net	269,396			273,014	273,014
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	631		631		631

Financial liabilities
Deposits	$238,642	$111,934	126,901		238,835
Federal Home Loan Bank advances	40,782		40,771		40,771
Advances by borrowers for taxes and insurance	529		529		529
Accrued interest payable	16		16		16

		Fair Value Measurements at
	Carrying	June 30, 2021 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,648	$21,648			$21,648
Term deposits in other financial institutions	247	248			248
Available-for-sale securities	33		$33		33
Held-to-maturity securities	462		476		476
Loans held for sale	1,307		1,336		1,336
Loans receivable – net	297,902			$306,346	306,346
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	694		694		694

Financial liabilities
Deposits	$226,843	$101,951	$125,232		$227,183
Federal Home Loan Bank advances	56,873		57,314		57,314
Advances by borrowers for taxes and insurance	838		838		838
Accrued interest payable	20		20		20

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2022

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended March 31,
(in thousands)	2022	2021
Unrealized holding gains (losses) on available-for-sale securities	$–	$(3)
Tax effect	–	1
Net-of-tax amount	$–	$(2)

There was no other comprehensive income for the three months ended March 31, 2022 and 2021.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward-looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic trends and conditions, including inflation and its impacts, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine month periods ended March 31, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2022			2021
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$287,377	$8,190	3.80%	$294,765	$8,835	4.00%
Mortgage-backed securities	445	8	2.40	586	11	2.50
Other securities	–	–	–	132	3	3.03
Other interest-earning assets	40,067	118	0.39	21,646	122	0.75
Total interest-earning assets	327,889	8,316	3.38	317,129	8,971	3.77

Less: Allowance for loan losses	(1,607)			(1,552)
Non-interest-earning assets	12,124			12,234
Total assets	$338,406			$327,811

Interest-bearing liabilities:
Demand deposits	$19,398	$29	0.20%	$17,871	$23	0.17%
Savings	72,729	203	0.37	62,674	194	0.41
Certificates of deposit	126,614	823	0.87	128,343	1,110	1.15
Total deposits	218,741	1,055	0.64	208,888	1,327	0.85
Borrowings	49,934	285	0.76	55,160	333	0.81
Total interest-bearing liabilities	268,675	1,340	0.67	264,048	1,660	0.84

Noninterest-bearing demand deposits	15,155			9,817
Noninterest-bearing liabilities	2,246			2,035
Total liabilities	268,076			275,900

Shareholders’ equity	52,330			51,911
Total liabilities and shareholders’ equity	$338,406			$327,811
Net interest spread		$6,976	2.71%		$7,311	2.93%
Net interest margin			2.84%			3.07%
Average interest-earning assets to average interest-bearing liabilities			122.04%			120.10%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three month periods ended March 31, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2022			2021
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$274,197	$2,513	3.67%	$298,828	$2,899	3.88%
Mortgage-backed securities	405	2	2.96	550	3	2.18
Other securities	–	–	–	–	–	–
Other interest-earning assets	51,544	46	0.35	22,270	38	0.68
Total interest-earning assets	326,146	2,561	3.14	321,648	2,940	3.66

Less: Allowance for loan losses	(1,599)			(1,622)
Non-interest-earning assets	12,094			11,619
Total assets	$336,641			$331,645

Interest-bearing liabilities:
Demand deposits	$19,398	$10	0.21%	$18,567	$8	0.17%
Savings	75,004	68	0.36	67,532	69	0.41
Certificates of deposit	126,964	258	0.81	123,975	310	1.00
Total deposits	221,366	336	0.61	210,074	387	0.74
Borrowings	45,302	87	0.77	56,998	105	0.74
Total interest-bearing liabilities	266,668	423	0.63	267,072	492	0.74

Noninterest-bearing demand deposits	15,155			11,181
Noninterest-bearing liabilities	2,282			1,586
Total liabilities	284,105			279,839

Shareholders’ equity	52,536			51,806
Total liabilities and shareholders’ equity	$336,641			$331,645
Net interest spread		$2,138	2.51%		$2,448	2.92%
Net interest margin			2.62%			3.04%
Average interest-earning assets to average interest-bearing liabilities			122.30%			120.44%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to March 31, 2022

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

Management continues to monitor the general impact of COVID-19, as well as certain provisions of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act, enacted on March 27, 2020, and other more recent legislative and regulatory relief efforts including the Consolidated Appropriations Act, 2021. Because the impact is contingent upon the duration and severity of the economic downturn, management cannot determine or estimate the magnitude of the impact at this time. While the pandemic has affected the physical operations of the Banks, the business has been mostly unchanged with consistent levels of consumer transactions and loan originations. The potential for a deterioration in asset quality remains, but actual asset quality has improved. Classified assets at March 31, 2022, totaled $7.5 million compared to $8.5 million at March 31, 2021. Management attributes some of this improved performance to the overall strengthening in the residential real estate market. Nearly 95% of the Company’s loans are secured by residential real estate.

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to March 31, 2022 (continued)

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

At March 31, 2022 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Lending Operations and Credit Risk

As noted herein the Company is working with its borrowers who are negatively impacted by COVID-19 by offering a payment deferral program. As of March 31, 2022, we had borrowers with 101 loans avail themselves of our payment deferral program with a total principal balance of $18.4 million in loans modified. One borrower with outstanding principal of $859,000 had been granted an additional extension and returned to regular paying status in April 2021. All other borrowers granted a deferral, composed of 100 loans totaling $17.5 million in principal had resumed regular payments.

The CARES Act and subsequent Consolidated Appropriations Act, 2021, includes a Paycheck Protection Program (“PPP”), which is administered by the Small Business Administration (“SBA”) and is designed to aid small- and medium-sized businesses through federally-guaranteed loans disbursed through banks. These loans are intended to provide eight weeks of payroll and other costs to assist those businesses to either remain open or to re-open quickly and allow their workers to pay their bills. First Federal of Kentucky qualified as an SBA lender to assist the small business community in securing this important funding. As of March 31, 2022, First Federal of Kentucky had approved and closed with the SBA 75 PPP loans representing $2.6 million in funding. Of those loans a total of 51 loans aggregating $2.2 million had been repaid at the end of the period. It is our understanding that loans funded through the PPP are fully guaranteed by the United States government. Should those circumstances change, the bank could be required to increase its allowance for loan and lease losses related to these loans resulting in an increase in the provision for loan and lease losses.

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to March 31, 2022 (continued)

Assets: At March 31, 2022, the Company’s assets totaled $333.9 million, a decrease of $4.2 million, or 1.2%, from total assets at June 30, 2021. This increase was attributed primarily to an increase in cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents increased $24.4 million or 112.8% to $46.1 million at March 31, 2022, and was primarily due to increased deposits and loan repayments.

Investment securities: At March 31, 2022, our securities portfolio consisted of mortgage-backed securities. Investment securities decreased $108,000 or 21.8% to $387,000 at March 31, 2022.

Loans: Loans receivable, net, decreased by $28.5 million or 9.6% to $269.4 million at March 31, 2022. There are multiple reasons for the decline in loan balances.  Some borrowers have decided to take advantage of high prices and sell all or part of their real estate holdings. Some borrowers have sold their properties due to age or death and some loans have been lost to competing financial institutions who offered terms that our Banks did not believe were prudent to match.

Non-Performing and Classified Loans: At March 31, 2022, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $5.7 million, or 2.1% of total loans (including acquired loans), compared to $6.7 million or 2.2%, of total loans at June 30, 2021. The Company’s allowance for loan losses totaled $1.5 million and $1.6 million at March 31, 2022 and June 30, 2021, respectively. The allowance for loan losses at March 31, 2022, represented 25.9% of nonperforming loans and 0.5% of total loans (including acquired loans), while at June 30, 2021, the allowance represented 24.4% of nonperforming loans and 0.5% of total loans.

The Company had $7.5 million in assets classified as substandard for regulatory purposes at March 31, 2022, including loans ($7.5 million), loans acquired in the CKF Bancorp transaction and real estate owned (“REO”) ($61,000.) Classified loans as a percentage of total loans (including loans acquired) was 2.8% and 3.0% at March 31, 2022 and June 30, 2021, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2022	June 30, 2021
Substandard assets	$7,540	$8,925
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$7,540	$8,925

At March 31, 2022, the Company’s real estate acquired through foreclosure represented 0.8% of substandard assets compared to 0.9% at June 30, 2021. During the periods presented the Company made one loan totaling $32,000 to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $43,000 at March 31, 2022 and June 30, 2021, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2021 to March 31, 2022 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2022		June 30, 2021
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	2	$61	2	$82
Building lot	–	–	1	–
Total REO	2	$61	3	$82

At March 31, 2022 and June 30, 2021, the Company had $906,000 and $1.6 million of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012). This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities decreased $4.5 million, or 1.6% to $281.3 million at March 31, 2022, primarily as a result of a decrease in borrowings and was somewhat offset by an increase in deposits. FHLB advances decreased $16.1 million or 28.3% to $40.8 million at March 31, 2022, while deposits increased $11.8 million or 5.2% to $238.6 million.

Shareholders’ Equity: At March 31, 2022, the Company’s shareholders’ equity totaled $52.6 million, an increase of $350,000 or 0.7% from the June 30, 2021 total. The change in shareholders’ equity was primarily associated with net profits for the period less dividends paid on common stock.

The Company paid dividends of $1.0 million or 75.5% of net income for the nine-month period just ended. On July 8, 2021, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2022. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2021 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2022 and 2021

General

Net earnings were $1.4 million or $0.17 diluted earnings per share for the nine months ended March 31, 2022, compared to net earnings of $1.1 million or $0.14 diluted earnings per share for the nine months ended March 31, 2021, an increase of $256,000 or 22.7%. The increase in net earnings on a nine-month basis was primarily attributable to lower non-interest expense and decreased provision for loan losses, which were partially offset by decreased net interest income, increased provision for income tax and decreased non-interest income.

Net Interest Income

Net interest income before provision for loan losses decreased $335,000 or 4.6% and totaled $7.0 million for the nine months ended March 31, 2022, as interest income decreased more than interest expense decreased. Interest income decreased $655,000 or 7.3% and totaled $8.3 million for the nine months just ended primarily due to a decrease in the average rate earned on the assets, although the average volume of assets also decreased period to period. Interest expense decreased $320,000 or 19.3% and totaled $1.3 million for the nine months just ended, primarily due to a decrease in the average rate paid on funding sources.

The decrease in interest income period-to-period was due primarily to a decrease in the average rate earned on interest-earning assets, as the average volume of interest-earning assets increased period-to-period. The average rate earned decreased 39 basis points to 3.38% for the recently-ended nine-month period compared to the prior year period, while the average balance of interest-earning assets increased $10.8 million or 3.4% to $327.9 million for the nine months ended March 31, 2022. Interest income on loans decreased $645,000 or 7.3% to $8.2 million, due primarily to a decrease in the average rate earned on the loan portfolio, which decreased 20 basis points to 3.80%, while the average balance of loans, net decreased $7.4 million or 2.5% to $287.4 million for the nine-month period ended March 31, 2022. As the average balance of loans decreased, the funds were invested in short-term deposits, which have provided much lower yields. Management is working diligently to effectively manage excess liquidity and to build back the Company’s loan balances, which will replace lower-yielding assets with higher-yielding loans.

The decrease in interest expense was due primarily to a decrease of 17 basis points on the average rate paid on funding sources, which totaled 0.67% for the nine months ended March 31, 2022. Interest expense on deposits decreased $272,000 or 20.5% to $1.1 million for the nine months ended March 31, 2022, while interest expense on borrowings decreased $48,000 or 14.4% to $285,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average rate paid on interest-bearing deposits, which decreased 21 basis points to 0.64% for the recently ended period, while the average balance of interest-bearing deposits increased $9.9 million or 4.7% to $218.7 million for the most recent period. The decrease in interest expense on borrowings was attributed to both to a lower average rate paid on the borrowings and a lower average balance of borrowings period to period. The average balance of borrowings outstanding decreased $5.2 million or 9.5% to $49.9 million for the recently ended nine-month period, while the average rate paid on borrowings decreased 5 basis points to 0.76% for the most recent period.

Net interest spread decreased from 2.93% for the prior year nine month period to 2.71% for the nine-month period ended March 31, 2022.

Provision for Losses on Loans

The Company recorded a negative provision for loan losses of $106,000 for the nine-month period ended March 31, 2022, compared to a provision of $192,000 recorded for the prior year period. Management’s determination of the appropriate level of allowance for loan losses was impacted by an overall lower level of loans in the loan portfolio, as well as changes within the portfolio, and strong real estate values existing in the Banks’ lending areas.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2022 and 2021 (continued)

Non-interest Income

Non-interest income decreased $11,000 or 2.5% to $422,000 for the nine months ended March 31, 2022 compared to the prior year period, primarily because of a decrease in net gains on sales of loans. Net gain on sales of loans decreased $49,000 to $231,000 for the recently-ended nine-month period.

Non-interest Expense

Non-interest expense decreased $385,000 or 6.3% and totaled $5.7 million for the nine months ended March 31, 2022.

Employee compensation and benefits decreased $289,000 or 7.3% to $3.7 million primarily due to a decrease in the required contribution to its defined benefit (“DB”) pension plan for the current fiscal year. The Company’s DB plan administrator estimates contributions for the fiscal year ending June 30, 2022 to be approximately $376,000, compared to $955,000 in contributions for the fiscal year ended June 30, 2021. FDIC insurance decreased $80,000 or 62.0% to $49,000 for the nine months just ended. FDIC insurance premiums increased in the prior year due primarily to a goodwill impairment charge recognized at one of the Company’s Banks in the three month period ended June 30, 2020. Occupancy and equipment expense decreased $28,000 or 5.7% to $460,000 for the nine months ended March 31, 2022, primarily due to lower general computer and software expenses, depreciation expenses and utilities.

Franchise and other taxes decreased $16,000 or 12.3% period to period as the Banks became subject to Kentucky income taxes rather than the Kentucky Savings & Loan Deposits tax effective January 1, 2021.

Income Tax Expense

Income tax expense increased $81,000 or 27.6% to $374,000 for the nine months ended March 31, 2022, compared to the prior year period. The effective tax rates for the nine-month periods ended March 31, 2022 and 2021, were 21.3% and 20.6%, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended March 31, 2022 and 2021 (continued)

General

Net income totaled $334,000 or $0.04 diluted earnings per share for the three months ended March 31, 2022, a decrease of $139,000 or 29.4% from net income of $473,000 or $0.06 diluted earnings per share for the same period in 2021. The decrease in net earnings for the quarter ended March 31, 2022 was primarily attributable to lower net interest income and lower non-interest income, which were partially offset by decreased non-interest expense and negative provision for losses on loans.

Net Interest Income

Net interest income before provision for loan losses decreased $310,000 or 12.7% to $2.1 million for the three-month period just ended, primarily because interest income decreased more than interest expense decreased. Interest income decreased $379,000 or 12.9% and totaled $2.6 million for the recently-ended quarterly period due primarily to decreased average balance of interest-earning assets period to period as well as a lower average interest rate earned on those assets. Interest expense decreased $69,000 or 14.0% and totaled $423,000 for the three months just ended primarily due to lower average interest rates paid on funding sources.

Interest income on loans decreased $386,000 or 13.3% to $2.5 million, due to both decreases in the average balance of the loan portfolio as well as the average rate earned on the loan portfolio. The average balance of the loan portfolio decreased $24.6 million or 8.2% to $274.2 million for the three-month period ended March 31, 2022, while the average rate earned on the loan portfolio decreased 21 basis points to 3.67%. Interest income from interest-bearing deposits and other increased $8,000 or 21.17% to $46,000 for the three months just ended due to an increase in the average balance, which increased $29.3 million or 131.5% to $51.5 million for the recently-ended period compared to the period a year ago.

Interest expense on deposits decreased $51,000 or 13.2% to $336,000 for the three months ended March 31, 2022, while interest expense on borrowings decreased $18,000 or 17.1% to $87,000 for the same period. The decrease in interest expense on deposits was attributed primarily to a decrease in the average rate paid on interest-bearing deposits, which decreased 13 basis points to 0.61% for the recently ended period, while the average balance of interest-bearing deposits increased $11.3 million or 5.4% to $221.4 million for the most recent period. The decrease in interest expense on borrowings was attributed primarily to a lower average balance of borrowings period to period. The average balance of borrowings outstanding decreased $11.7 million or 20.5% to $45.3 million for the recently ended three-month period. The average rate paid on borrowings increased three basis points to 0.77% for the most recent period.

Net interest spread decreased 41 basis points from 2.92% for the prior year quarterly period to 2.51% for the three-month period ended March 31, 2022.

Provision for Losses on Loans

The Company recorded a negative provision for loan losses of $106,000 for the three-month period ended March 31, 2022, compared to no provision for the prior year period. The negative provision was due in part to continued strong repayment performance of the Company’s loan portfolio. In calculating the allowance for loan and lease losses, management considers historical losses which have been reduced considerably due to a strong real estate market. Further, the volume in the overall portfolio has declined over the most recent three quarters, particularly in certain areas for which management weight heavier in its loss analysis, such as multi-family loans.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended March 31, 2022 and 2021 (continued)

Non-interest Income

Non-interest income decreased $88,000 or 48.4% to $94,000 for the three months ended March 31, 2022, compared to the prior year period, primarily because of a decrease in net gains on sales of loans. Net gain on sales of loans decreased $102,000 to $23,000 for the recently-ended three-month period over the prior year amount.

Non-interest Expense

Non-interest expense decreased $148,000 or 7.3% and totaled $1.9 million for the three months ended March 31, 2022, due primarily to a decrease in employee compensation and benefits. Employee compensation and benefits decreased $125,000 or 9.2% to $1.2 million primarily due to a decrease in the required contribution to its DB pension plan referenced above. Data processing expenses decreased $29,000 or 21.0% and totaled $109,000 for the period just ended primarily due to upgraded data processing operations conducted by the Company. FDIC insurance decreased $18,000 or 43.9% to $23,000 for the three months just ended, while advertising expense decreased $18,000 or 47.4% period to period.

Franchise and other taxes increased $23,000 or 100.0% for the three months ended March 31, 2022, as the Banks became subject to local deposits tax rather than being subject to the Kentucky Savings and Loan tax effective January 1, 2021.

Income Tax Expense

Income tax expense decreased $5,000 or 3.6% to $133,000 for the three months ended March 31, 2022, compared to the prior year period. The effective tax rates for the three-month periods ended March 31, 2022 and 2021, were 28.5% and 22.6%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2022, in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors disclosed in Part I, “Item 1A- Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2021, as updated by the disclosure in Part II, Item 1A-Risk Factors of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, which risk factors could materially affect our business, financial condition or future results. The risks described therein are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2022.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
January 1-31, 2022	–	$–	–	131,500
February 1-28, 2022	–	$–	–	131,500
March 1-31, 2022	–	$–	–	131,500

(1)	On February 3, 2021, the Company announced that it had substantially completed its program initiated on December 19, 2018 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended March 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 16, 2022	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 16, 2022	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer