Form 10-K
period 2022-06-30
Kentucky First Federal Bancorp
filed 2022-09-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2022

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

The aggregate market value of the common stock held by nonaffiliates was $19.2 million as of December 31, 2021.

Number of shares of common stock outstanding as of September 24, 2022: 8,154,695

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2022. (Part II)

2.	Portions of Proxy Statement for the 2022 Annual Meeting of Stockholders. (Part III)

i

PART I

Item 1. Business.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, inflation and its impacts, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets, and the other matters mentioned in Item 1A of this Annual Report on Form 10-K. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Accordingly, actual results may differ from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that results expressed therein will be achieved.

General

References in this Annual Report on Form 10-K to “we,” “us” and “our” refer to Kentucky First, and where appropriate, collectively to Kentucky First, First Federal of Hazard and First Federal of Kentucky.

Kentucky First Federal Bancorp. Kentucky First Federal Bancorp (“Kentucky First Federal” or the “Company”) was incorporated as a mid-tier holding company under the laws of the United States on March 2, 2005 upon the completion of the reorganization of First Federal Savings and Loan Association of Hazard (“First Federal of Hazard”) into a federal mutual holding company form of organization (the “Reorganization”). On that date, Kentucky First Federal also completed its minority stock offering and its concurrent acquisition of Frankfort First Bancorp, Inc. (“Frankfort First Bancorp”) and its wholly owned subsidiary First Federal Savings Bank of Kentucky, Frankfort, Kentucky (“First Federal of Kentucky”) (the “Merger”). Following the Reorganization and Merger, the Company has operated First Federal of Hazard and First Federal of Kentucky (collectively, the “Banks”) as two independent, community-oriented savings institutions.

On December 31, 2012, Kentucky First Federal acquired CFK Bancorp, Inc., the savings and loan holding company for Central Kentucky Federal Savings Bank, a federally chartered savings bank located in Danville, Kentucky. Central Kentucky Federal Savings Bank was merged into First Federal of Kentucky and now operates as a division of First Federal of Kentucky under the name “Central Kentucky Federal Savings Bank” through its two offices in Danville, Kentucky and its Lancaster, Kentucky branch. With the acquisition, the Company expanded its customer base in the central Kentucky area with an institution that shared its community banking orientation and thrift heritage and enjoyed a favorable reputation within the new Danville-Lancaster market area.

Kentucky First’s and First Federal of Hazard’s executive offices are located at 655 Main Street, Hazard, Kentucky, 41702 and the telephone number for investor relations is (888) 818-3372.

At June 30, 2022, Kentucky First had total assets of $328.1 million, deposits of $239.9 million and stockholders’ equity of $52.0 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

First Federal of Hazard and First Federal of Kentucky are subject to examination and comprehensive regulation by the Office of the Comptroller of the Currency and their deposits are insured up to applicable limits by the Deposit Insurance Fund, which is administered by the Federal Deposit Insurance Corporation. Both of the Banks are members of the Federal Home Loan Bank of Cincinnati, which is one of the 11 regional banks in the FHLB System. See “Regulation and Supervision.”

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office located at 655 Main Street, Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2022, First Federal of Hazard had total assets of $84.2 million, net loans of $72.2 million, total mortgage-backed and other securities of $5.5 million, deposits of $48.2 million and total capital of $18.4 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2022, First Federal of Kentucky had total assets of $243.8 million, net loans of $202.3 million, total mortgage-backed and other securities of $5.3 million, deposits of $193.8 million and total capital of $31.0 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, median household income in Perry County is $28,287 compared to personal income of $48,182 in Kentucky and $67,862 in the United States. Total population in Perry County is approximately 28,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists primarily of education and health services (26.0%), the trade, transportation and utilities industry (20.3%), professional and business services (7.8%), and financial activities (2.8%). During the last five years, the unemployment rate (not seasonally adjusted) has been higher than most regions, and in July 2022, was 5.4%, compared to 3.8% in Kentucky and 3.7% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 52,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary employer in the area is public administration, which employs about 40.7% of the workforce followed by the education and health services sector (9.1%), followed by the retail (7.4%), and other services (6.1%.). The unemployment rate was 3.7% for July 2022. The median household income in Franklin County is $60,789.

Boyle County has a population of approximately 31,000. The sales sector, which employs about 12.7% of the work force, while office and administrative support and production workers represent the next largest job counts with approximately 12.6% and 8.3% of the workforce, respectively. Centre College is one of the larger employers in the community. The unemployment rate was 3.9% in July 2022, while the median household income in Boyle County is $51,765.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. As opportunities arise, we also offer loans secured by churches, commercial real estate, and multi-family real estate. We also offer loans secured by deposit accounts and home equity loans. Substantially all of our loans are made within the Banks’ respective market areas.

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2022, residential mortgage loans including construction loans and multi-family totaled $232.0 million, or 84.0%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of our adjustable-rate loans are indexed to the MIRS Transition Index, formerly known as PMMS+ Index. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2022, the Company’s loan portfolio included $205.1 million in adjustable-rate residential mortgage loans, or 88.4%, of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. At June 30, 2022, construction loans totaled $1.4 million, or 0.5%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2022, multi-family loans totaled $14.3 million, or 5.2%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, and properties used for other purposes. At June 30, 2022, nonresidential real estate loans totaled $31.4 million, or 11.4% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2022, commercial non-mortgage loans totaled $1.0 million, or 0.4%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2022, our consumer loan balance totaled $9.2 million, or 3.3%, of our total loan portfolio. Of the consumer loan balance at June 30, 2022, $7.7 million were home equity loans, $891,000 were loans secured by savings deposits and $657,000 were automobile or unsecured loans. Our home equity loans are made on the security of residential real estate and have terms of up to 15 years. Most of our home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, although we do offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. Our home equity loans require the monthly payment of 1.0% to 2.0% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. Home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2022, the total outstanding home equity loans amounted to 3.0% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2022, loans on savings accounts totaled 0.3% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2022, totaled 0.3% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2022, $23.2 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

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

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2022, the regulatory limit on loans to one borrower was $2.8 million for First Federal of Hazard and $4.7 million for First Federal of Kentucky. Neither of the banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2022, no commitment losses were reflected in a separate liability.

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

At June 30, 2022, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $2.8 million at June 30, 2022. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2022, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $2.5 million and $7.3 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2022, the latest date for which data is available, First Federal of Hazard had a deposit market share of 6.9% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) 1st Trust Bank, Inc., and Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) had Perry County deposit market shares of 38.7%, 24.0% and 27.6%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2022, First Federal of Kentucky had deposit market share of 8.2%, 7.0% and 16.9% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 24.5%, Wesbanco Bank, Inc. (Wesbanco) at 17.3% and Community Trust Bancorp, Inc., (Community Trust Bank) at 6.8% market share in the three-county area. Wesbanco Bank, Inc., Boyle Bancorp, Inc., and Community Trust Bancorp, Inc. had assets at June 30, 2022, of $16.8 billion, $791.2 million and $5.4 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($1.8 billion in assets) and the Expree Credit Union ($92.0 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2022, we had 62 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” (CBLR) for qualifying community banking organizations having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%. The CBLR is an alternative framework that permits qualifying institutions to calculate a leverage ratio to measure capital adequacy. Institutions opting into the CBLR framework are not be required to calculate or report risk-based capital and are deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule if they meet the CBLR ratio. The CBLR ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets as reported on the banking organization’s applicable regulatory filings. The federal agencies published a final rule on October 9, 2020, effective November 9, 2020, that set the CBLR at 9% beginning on January 1, 2022. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% by year-ended 2021. The Banks elected to use the CBLR framework effective for the quarter ended March 31, 2020. As of June 30, 2022, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the minimum required capital amounts for capital adequacy. See Note K-Stockholders’ Equity and Regulatory Capital in notes to financial statements.

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

A savings association that fails the qualified thrift lender test is immediately subject to certain operating restrictions, including restrictions on new activities, branching and the payment of dividends. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action. Failure to correct the violation within 12 months will cause the association’s savings and loan holding company to register as and be deemed a bank holding company. At June 30, 2022, First Federal of Hazard and First Federal of Kentucky were in compliance with the qualified thrift lender test in each of the prior 12 months.

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

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2022, of $2.0 million and $4.5 million, respectively.

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

Privacy Standards. The Banks are subject to FDIC regulations regarding the privacy protection provisions of the Gramm-Leach-Bliley Act. These regulations require each of the Banks to disclose its privacy policy, including identifying with whom it shares “non-public personal information” to customers at the time of establishing the customer relationship and annually thereafter. The regulations also require each of the Banks to provide its customers with initial notices that accurately reflect its privacy policies and practices, to make its privacy policies available to customers through its website, and to provide its customers with the ability to “opt-out” of having the Bank share their non-public personal information with unaffiliated third parties before it can disclose such information, subject to certain exceptions.

 Cybersecurity. In addition to the provisions in the Gramm-Leach-Bliley Act (discussed above), the Company and its subsidiaries are subject to many federal and state laws, regulations and regulatory interpretations which impose standards and requirements related to cybersecurity. For example, federal regulatory statements regarding cybersecurity indicates that financial institutions should design multiple layers of security controls to establish lines of defense and to ensure that their risk management processes address the risk posed by compromised customer credentials, including security measures to reliably authenticate customers accessing internet-based services of the financial institution. Additionally, the statements indicate that a financial institution’s management is expected to maintain sufficient business continuity planning processes to ensure the rapid recovery, resumption and maintenance of the institution’s operations after a cyber-attack involving destructive malware. A financial institution is also expected to develop appropriate processes to enable recovery of data and business operations and address rebuilding network capabilities and restoring data if the institution or its critical service providers fall victim to this type of cyber-attack. Financial institutions that fail to observe this regulatory guidance on cybersecurity may be subject to various regulatory sanctions, including financial penalties.

 Anti-Money Laundering and OFAC. Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” is responsible for helping to insure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department’s Financial Crises Enforcement Network rules include customer due diligence requirements for banks, including a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions.

 Prohibitions Against Tying Arrangements. Federal savings associations are prohibited, subject to some exceptions, from extending credit to or offering any other service, or fixing or varying the consideration for such extension of credit or service, on the condition that the customer obtain some additional service from the institution or its affiliates or not obtain services of a competitor of the institution.

Other Regulations. Interest and other charges collected or contracted for by First Federal of Hazard and First Federal of Kentucky are subject to state usury laws and federal laws concerning interest rates. The operations of First Federal of Hazard and First Federal of Kentucky are also subject to federal laws applicable to credit transactions, such as the:

●	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

●	Home Mortgage Disclosure Act, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

●	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

●	Fair Credit Reporting Act, governing the use and provision of information to credit reporting agencies;

●	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

●	Truth in Savings Act, prescribing disclosure and advertising requirements with respect to deposit accounts; and

●	Rules and regulations of the various federal agencies charged with the responsibility of implementing such federal laws.

The operations of First Federal of Hazard and First Federal of Kentucky also are subject to the:

●	Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

●	Electronic Funds Transfer Act and Regulation E promulgated thereunder, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services;

●	Check Clearing for the 21st Century Act (also known as “Check 21”), which gives “substitute checks,” such as digital check images and copies made from that image, the same legal standing as the original paper check; and

●	The USA PATRIOT Act, which requires savings associations to, among other things, establish broadened anti-money laundering compliance programs, and due diligence policies and controls to ensure the detection and reporting of money laundering. Such required compliance programs are intended to supplement existing compliance requirements that also apply to financial institutions under the Bank Secrecy Act and the Office of Foreign Assets Control regulations.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive the right to receive dividends declared by Kentucky First. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends it had a right to receive; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. Beginning with the dividend paid in September 2012, First Federal MHC has annually sought member approval to obtain Federal Reserve Board approval to waive the MHC’s dividends from the Company. This effort has been successful each year, including an approval in 2022, which will cover quarterly dividends of $0.10 per common share through May 2023. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2017 and later. The federal statutory tax rate was 21% for the fiscal years ended June 30, 2022 and 2021.

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

First Federal of Hazard and First Federal of Kentucky are subject to both the Kentucky corporation income tax and corporation license tax. On March 26, 2019, HB 354 was enacted which sunsets the Savings and Loan Tax after 2020 and subjects financial institutions to the corporate income tax beginning January 1, 2021. Effective January 1, 2021, the Savings and Loan Tax no longer applies to financial institutions.

Item 1A. Risk Factors.

Interest Rate Risk

Rising interest rates may hurt our profits and asset values.

In response to the COVID-19 virus pandemic, the Federal Reserve Board’s Open Market Committee (“FOMC”) decreased interest rates to near zero in March 2020. The low interest rate environment remained in effect until March 2022. However, in light of elevated inflation and a strong labor market, the FOMC commenced increasing the target range for the federal funds rate by implementing a 25 basis point increase to a range of 0.25% to 0.50% in March 2022, a 50 basis point increase to a range of 0.75% to 1.00% in May 2022, a 75 basis point increase to a range of 1.50% to 1.75% in June 2022 and in July 2022, the FOMC implemented another 75 basis point increase to a range of 2.25% to 2.50%. At its September 2022 meeting the FOMC raised the overnight rate 75 basis points totaling an increase of 3.0% since March 2022 and announced that it would continue to battle inflation with additional increases in interest rates in 2022 and 2023.

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

We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years; however, across our loan portfolio, interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. At June 30, 2022, 88.4% of our residential real estate loan portfolio were adjustable-rate loans. Changes in interest rates could have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations as interest rates rise, the borrower’s payments rise, increasing the potential for delinquencies and defaults.

Risks Related to the COVID-19 Pandemic and Associated Economic Slowdown

The ongoing COVID-19 pandemic and measures taken to limit its spread could adversely our business, financial condition, and results of operations.

The COVID-19 pandemic has negatively impacted economic and commercial activity and financial markets, both globally and within the United States. Measures to contain the virus, such as stay-at-home orders, travel restrictions, closure of non-essential businesses, occupancy limitations and social distancing requirements, resulted in significant business and operational disruptions, including business closures, and mass layoffs and furloughs. Though most restrictions have generally been lifted or eased and consumer and business spending and unemployment levels have improved significantly, the economic recovery has been uneven, with industries such as travel, entertainment, hospitality and food service lagging, and, as of June 30, 2022, many companies have not returned workers to their offices. Supply chain disruptions precipitated by the abrupt economic slowdown have contributed to increased costs, lost revenue, and inflationary pressures for many segments of the economy. Further, a significant number of workers left their jobs during the COVID-19 pandemic, leading to wage inflation in many industries as businesses attempt to fill vacant positions.

The United States government has taken significant steps to attempt to mitigate the economic effects of the pandemic. Congress appropriated approximately $4.7 trillion of fiscal stimulus in response to the COVID-19 pandemic pursuant to the Coronavirus Aid, Relief, and Economic Security Act, the American Rescue Plan Act and other supplemental legislation. In March 2020, the Federal Open Market Committee of the Federal Reserve reduced the target range for the federal funds rate to between 0.0% and 0.25%, compared to the previous target of between 1.00% and 1.25%. The Federal Reserve also took several actions to support financial markets, enable banks to continue to lend through the pandemic, and support businesses of all sizes. Whether the economic stimulus will have a lasting positive effect or whether it will contribute to higher inflation or other economic ill effects is unknown.

Several vaccines for COVID-19 have been developed and widely distributed in the United States. However, it is unknown how effective they will be long-term or whether variants of the virus will develop against which the vaccines are less effective.

The extent to which the COVID-19 pandemic will ultimately affect our business is unknown and will depend, among other things, on the duration of the pandemic, the actions undertaken by national, state and local governments and health officials to contain the virus or mitigate its effects, the safety and effectiveness of the vaccines that have been developed and the extent to which they are accepted by the public, the development of effective therapies, the permanence of operating conditions that developed during the pandemic, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume. The longer the pandemic persists, the more pronounced the ultimate effects are likely to be.

The continuation of the COVID-19 pandemic and the efforts to contain the virus, including effects of economic stimulus, and the exhaustion or expiration of stimulus benefits, could:

●	reduce the demand for loans and other financial services;

●	result in increases in loan delinquencies, problem assets, and foreclosures;

●	cause the value of collateral for loans, especially real estate, to decline in value;

●	reduce the availability and productivity of our employees;

●	cause our vendors and counterparties to be unable to meet existing obligations to us;

●	negatively impact the business and operations of third-party service providers that perform critical services for our business;

●	cause the value of our securities portfolio to decline; and

●	cause the net worth and liquidity of loan guarantors to decline, impairing their ability to honor commitments to us.

Any one or a combination of the above events could have a material, adverse effect on our business, financial condition, and results of operations.

Risks Related to Our Lending Activities

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation rose sharply at the end of 2021 and has continued rising in 2022 at levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2022. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

Approximately 96.3% of our loan portfolio at June 30, 2022 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At June 30, 2022, $216.4 million, or 78.4%, of our loan portfolio was secured by one-to-four family real estate, all of which is located in the Commonwealth of Kentucky, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing markets or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

In July 2013, the OCC and the Federal Reserve Board approved a new rule that will substantially amend the regulatory risk-based capital rules applicable to First Federal of Hazard, First Federal of Kentucky and Kentucky First. The final rule implements the “Basel III” regulatory capital reforms and changes required by the Dodd-Frank Act. The final rule includes new minimum risk-based capital and leverage ratios, which became effective for First Federal of Hazard, First Federal of Kentucky and Kentucky First on January 1, 2015, and refines the definition of what constitutes “capital” for purposes of calculating these ratios. The new minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The final rule also establishes a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2022, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts according to the Community Bank Leverage Ratio regulations and we believe they also meet the fully-phased in minimum capital requirements. See Note K-Stockholders’ Equity and Regulatory Capital of Notes to Consolidated Financial Statements.

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

If we are required to impair our goodwill, intangibles, or other long-lived assets, our financial condition and results of operations would be adversely affected.

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

First Federal MHC owns a majority of our common stock and, through its Board of Directors, is able to exercise voting control over most matters put to a vote of stockholders. As a federally chartered mutual holding company, the board of directors of First Federal MHC must ensure that the interests of depositors of First Federal of Hazard are represented and considered in matters put to a vote of stockholders of Kentucky First. Therefore, the votes cast by First Federal MHC may not be in your personal best interests as a stockholder. For example, First Federal MHC may exercise its voting control to prevent a sale or merger transaction in which stockholders could receive a premium for their shares, prevent a second-step conversion transaction by First Federal MHC or defeat a stockholder nominee for election to the Board of Directors of Kentucky First Federal. However, implementation of a stock-based incentive plan will require approval of Kentucky First Federal’s stockholders other than First Federal MHC. Federal Reserve Board regulations would likely prevent an acquisition of Kentucky First other than by another mutual holding company or a mutual institution.

Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First Federal and the waiver of dividends by First Federal MHC.

Our long-term ability to pay dividends to our stockholders is based primarily upon the ability of the Banks to make capital distributions to Kentucky First Federal, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under Office of the Comptroller of the Currency safe harbor regulations, the Banks may each distribute to Kentucky First capital not exceeding net retained income for the current calendar year and the prior two calendar years. First Federal MHC owns a majority of Kentucky First Federal’s outstanding stock. First Federal MHC has historically waived its right to dividends on the Kentucky First common shares it owns, in which case the amount of dividends paid to public stockholders is significantly higher than it would be if First Federal MHC accepted dividends. First Federal MHC is not required to waive dividends, but Kentucky First expects this practice to continue, subject to member and regulatory approval annually. First Federal MHC is required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

The Federal Reserve Board in 2011 issued regulations that govern the activities of Kentucky First Federal and First Federal MHC and the regulations were implemented in the fourth quarter of 2011. Under Section 239.8(d) of the Federal Reserve Board’s Regulation MM governing dividend waivers, a mutual holding company may waive its right to dividends on shares of its subsidiary if the mutual holding company gives written notice of the waiver to the Federal Reserve Board and the Federal Reserve Board does not object. For a company such as First Federal MHC that waived dividends prior to December 1, 2009, the Federal Reserve Board may not object to a dividend waiver if such waiver would not be detrimental to the safety and soundness of the savings association subsidiary and the board of directors of the mutual holding company expressly determines that such dividend waiver is consistent with the board’s fiduciary duties to the members of the mutual holding company.

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

First Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the third quarter of 2023. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2022.

	Year Opened/ Acquired	Owned or Leased	Net Book Value at June 30, 2022	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office: 655 Main Street Hazard, Kentucky 41701	2016	Owned	$688	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	912	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	814	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	440	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	427	8,700

120 Skywatch Drive Danville, Kentucky 40422	2012	Owned	687	2,300

208 Lexington Street Lancaster, Kentucky 40444	2012	Owned	404	4,300

The net book value of our investment in premises and equipment was $4.6 million at June 30, 2022. See Note E of Notes to Consolidated Financial Statements.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2022 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)	Not applicable.

(c)	The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2022.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 2022 Beginning date: April 1 Ending date: April 30	—	—	—	131,500

May 2022 Beginning date: May 1 Ending date: May 31	—	—	—	131,500

June 2022 Beginning date: June 1 Ending date: June 30	63,520	$7.55	63,520	67,980

Total	63,520	$7.55	63,520	67,980

(1)	On February 3, 2021, the Company announced a program (its tenth) to repurchase up to 150,000 shares of its Common Stock.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2022, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2022, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

The information contained under the section captioned “Item I – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2022.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total[1]	—	—	—

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

Item 14. Principal Accountant Fees and Services.

The information required by this item is incorporated herein by reference to the section captioned “Audit Related Matters” in the Proxy Statement.

[1]	The Company currently has no equity-based compensation plans in place.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

Report of Independent Registered Public Accounting Firm (FORVIS, LLP, Louisville, KY, PCAOB ID 686)
Consolidated Balance Sheets as of June 30, 2022 and 2021
Consolidated Statements of Income for the Years Ended June 30, 2022 and 2021
Consolidated Statements of Comprehensive Income for the Years Ended June 30, 2022 and 2021
Consolidated Statements of Changes in Shareholders’ Equity for the Years Ended June 30, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended June 30, 2022 and 2021
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
3.5[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
4.2[6]	Description of Kentucky First Federal Bancorp’s Common Stock Registered Under Section 12 of the Securities and Exchange Act of 1934
10.1[7]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.3[7]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[7]	Employment Agreement between First Federal Savings Bank of Kentucky and R. Clay Hulette, as amended†
10.5[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[7]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[7]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[7]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.14[8]	Employment Agreement by and between First Federal Savings Bank of Kentucky and William H. Johnson†
10.15[6]	Employment Agreement by and between First Federal Savings and Loan of Hazard and Jamie S. Coffey†
10.16[9]	Letter Agreement, dated May 7, 2021, by and between First Federal Savings Bank of Frankfort and William Johnson†

13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2022
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Form 8-K filed on September 28, 2020 (File No. 000-51176).
(5)	Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2022 (File No. 000-51176).
(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2020 (File No. 0-51176).
(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(8)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2012 (File No. 0-51176).
(9)	Incorporated herein by reference to the Company’s Form 8-K filed on May 13, 2021 (File No. 000-51176)

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2022	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 28, 2022
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2022
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 28, 2022
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 28, 2022
Stephen G. Barker
Director

/s/ Walter G. Ecton, Jr.	September 28, 2022
Walter G. Ecton, Jr.
Director

/s/ Lou Ella Farler	September 28, 2022
Lou Ella Farler
Director

/s/ William D. Gorman, Jr.	September 28, 2022
William D. Gorman, Jr.
Director

/s/ David R. Harrod	September 28, 2022
David R. Harrod
Director

/s/ William H. Johnson	September 28, 2022
William H. Johnson
Director