Form 10-Q
period 2022-09-30
Kentucky First Federal Bancorp
filed 2022-11-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 8, 2022, the latest practicable date, the Corporation had 8,154,695 shares of $.01 par value common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2022	June 30, 2022
	Unaudited
ASSETS
Cash and due from financial institutions	$1,759	$2,002
Fed funds sold	645	14,824
Interest-bearing demand deposits	6,231	8,997
Cash and cash equivalents	8,635	25,823

Securities available for sale	14,151	10,477
Securities held-to-maturity, at amortized cost- approximate fair value of $302 and $323 at September 30, 2022 and June 30, 2022, respectively	321	339
Loans held for sale	–	152
Loans, net of allowance of $1,642 and $1,529 at September 30, 2022 and June 30, 2022, respectively	292,659	274,583
Other real estate owned, net	10	10
Premises and equipment, net	4,564	4,563
Federal Home Loan Bank stock, at cost	4,949	6,498
Accrued interest receivable	799	649
Bank-owned life insurance	2,770	2,750
Goodwill	947	947
Prepaid income taxes	342	382
Prepaid expenses and other assets	770	907

Total assets	$330,917	$328,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$226,292	$239,857
Federal Home Loan Bank advances	50,752	34,066
Advances by borrowers for taxes and insurance	1,095	766
Accrued interest payable	11	12
Deferred income taxes	623	889
Other liabilities	515	465
Total liabilities	279,288	276,055

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,892	34,892
Retained earnings	20,591	20,560
Unearned employee stock ownership plan (ESOP)	(2)	(5)
Treasury shares at cost, 441,369 and 441,369 common shares at September 30, 2022 and June 30, 2022, respectively	(3,508)	(3,508)
Accumulated other comprehensive income (loss)	(430)	–
Total shareholders’ equity	51,629	52,025

Total liabilities and shareholders’ equity	$330,917	$328,080

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended September 30,
	2022	2021
Interest income
Loans, including fees	$2,644	$2,934
Mortgage-backed securities	114	3
Interest-bearing deposits and other	127	37
Total interest income	2,885	2,974

Interest expense
Interest-bearing demand deposits	11	9
Savings	102	68
Certificates of deposit	237	291
Deposits	350	368
Borrowings	103	101
Total interest expense	453	469
Net interest income	2,432	2,505
Provision for loan losses	113	–
Net interest income after provision for loan losses	2,319	2,505

Non-interest income
Earnings on bank-owned life insurance	20	19
Net gain on sales of loans	7	162
Net gain on sale of other real estate owned	10	–
Net loss on sales of real estate owned	–	(11)
Other	61	58
Total non-interest income	98	228

Non-interest expense
Employee compensation and benefits	1,194	1,342
Data processing	106	121
Occupancy and equipment	154	151
FDIC insurance premiums	21	4
Voice and data communications	34	32
Advertising	32	43
Outside service fees	58	27
Auditing and accounting	81	54
Regulatory assessments	25	26
Foreclosure and real estate owned expenses (net)	24	6
Franchise and other taxes	37	1
Other	162	174
Total non-interest expense	1,928	1,981

Income before income taxes	489	752

Income tax expense	116	184

NET INCOME	$373	$568

EARNINGS PER SHARE
Basic and diluted	$0.05	$0.07
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2022	2021
Net income	$373	$568

Other comprehensive gains (losses), net of tax:
Unrealized losses on securities designated as available-for-sale, net of tax benefits of $143 and $0 during the respective periods	(430)	–
Comprehensive income (loss)	$(57)	$568

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

September 30, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2022	$86	$34,892	$20,560	$(5)	$(3,508)	$–	$52,025

Net income	–	–	373	–	–	–	373
Allocation of ESOP shares	–	–	–	3	–	–	3
Other comprehensive loss						(430)	(430)
Cash dividends of $0.10 per common share	–	–	(342)	–	–	–	(342)

Balance at September 30, 2022	$86	$34,892	$20,591	$(2)	$(3,508)	$(430)	$51,629

September 30, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at June 30, 2021	$86	$34,916	$20,364	$(102)	$(2,968)	$–	$52,296

Net income	–	–	568	–	–	–	568
Allocation of ESOP shares	–	(10)	–	46	–	–	36
Cash dividends of $0.10 per common share	–	–	(351)	–	–	–	(351)

Balance at September 30, 2021	$86	$34,906	$20,581	$(56)	$(2,968)	$–	$52,549

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2022	2021

Cash flows from operating activities:
Net income	$373	$568
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	68	78
Accretion of purchased loan credit discount	(12)	(13)
Amortization of deferred loan origination costs (fees)	(7)	(91)
Amortization of premiums on investment securities	(6)	2
Net gain on sale of loans	(7)	(162)
Net (gain) loss on sale of other real estate	(10)	–
Net (gain) loss on sale of real estate owned	–	11
ESOP compensation expense	3	36
Earnings on bank-owned life insurance	(20)	(19)
Provision for loan losses	113	–
Origination of loans held for sale	(157)	(2,544)
Proceeds from loans held for sale	316	3,923
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(150)	81
Prepaid expenses and other assets	7	(125)
Accrued interest payable	(1)	1
Other liabilities	50	296
Income taxes	(124)	84
Net cash provided by operating activities	436	2,126

Cash flows from investing activities:
Purchase of investments available for sale	(4,974)	–
Maturities of time deposits in other financial institutions	–	247
Securities maturities, prepayments and calls:
Held to maturity	17	24
Available for sale	735	2
Proceeds from redemption of FHLB stock	1,549	–
Proceeds from sale of other real estate	180	–
Loans originated for investment, net of principal collected	(18,170)	4,016
Proceeds from sale of real estate owned	–	20
Additions to premises and equipment, net	(69)	(52)
Net cash provided by (used in) investing activities	(20,732)	4,257

Cash flows from financing activities:
Net increase (decrease) in deposits	(13,565)	4,646
Payments by borrowers for taxes and insurance, net	329	124
Proceeds from Federal Home Loan Bank advances	70,500	500
Repayments on Federal Home Loan Bank advances	(53,814)	(7,018)
Dividends paid on common stock	(342)	(351)
Net cash provided by (used in) financing activities	3,108	(2,099)

Net increase (decrease) in cash and cash equivalents	(17,188)	4,284

Beginning cash and cash equivalents	25,823	21,648

Ending cash and cash equivalents	$8,635	$25,932

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Federal income taxes	$200	$100

Interest on deposits and borrowings	$454	$468

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2022

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2022, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2022, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2022 filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Kentucky (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation.

New Accounting Standards

FASB ASC 326 - In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The final standard will change estimates for credit losses related to financial assets measured at amortized cost such as loans, held-to-maturity debt securities, and certain other contracts. For estimating credit losses, the FASB is replacing the incurred loss model with an expected loss model, which is referred to as the current expected credit loss (CECL) model. The Company will now use forward-looking information to enhance its credit loss estimates. The amendment requires enhanced disclosures to aid investors and other users of financial statements to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of our portfolio. The largest impact to the Company will be on its allowance for loan and lease losses, although the ASU also amends the accounting for credit losses on available-for-sale debt securities, held-to-maturity securities, and purchased financial assets with credit deterioration. The standard is effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2019. However, the FASB has delayed the implementation of the ASU for smaller reporting companies until years beginning after December 15, 2022, or in the Company’s case the fiscal year beginning July 1, 2023. ASU 2016-13 will be applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach), except for debt securities for which an other-than-temporary impairment had been recognized before the effective date. A prospective transition approach is required for these debt securities.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

1. Basis of Presentation (continued)

New Accounting Standards (continued)

We have selected and engaged a third-party software provider for modeling our data and plan to test our new system before implementing it. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. However, the Company does expect ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

In March 2022 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, as an update to its post-implementation review activities associated with ASU No. 2016-13. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance provided to determine whether a modification results in a new loan or a continuation of an existing loan. This Update also requires disclosure by public business entities of current-period gross writeoffs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. Because the Company has not yet adopted amendments in Update 2016-13, the amendments in this Update are effective for the fiscal year beginning July 1, 2023.

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2022	2021
Net income allocated to common shareholders, basic and diluted	$373,000	$568,000
Earnings per share, basic and diluted	$0.05	$0.07
Weighted average common shares outstanding, basic and diluted	8,154,238	8,216,511

There were no stock option shares outstanding for the three-month periods ended September 30, 2022 and 2021.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2022 and June 30, 2022, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$14,724	$1	$574	$14,151

Held-to-maturity Securities
Agency mortgage-backed: residential	$321	$–	$19	$302

	June 30, 2022
(in thousands)	Amortized cost	Gross unrealized/ unrecognized gains	Gross unrealized/ unrecognized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$10,477	$–	$–	$10,477

Held-to-maturity Securities
Agency mortgage-backed: residential	$339	$2	$18	$323

At September 30, 2022 and June 30, 2022 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $6.8 million and $1.7 million at September 30, 2021 and June 30, 2022, respectively.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no impairment has been recognized through earnings. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2022.

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$14,721	$574	$14,147
12 Months or More
Mortgage-backed securities	5	1	4
Total temporarily impaired AFS securities	$14,726	$575	$14,151

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

3. Investment Securities (continued)

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$261	$16	$245
12 Months or More
Mortgage-backed securities	44	3	41
Total temporarily impaired HTM securities	$305	$19	$286

4. Loans receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, adjusted for deferred loan origination costs, net, discounts on purchased loans, and the allowance for loan losses. Interest income is accrued on the unpaid principal balance unless the collectability of the loan is in doubt. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Interest income on one- to four-family residential loans is generally discontinued at the time a loan is 180 days delinquent and on other loans at the time a loan is 90 days delinquent. All other loans are moved to non-accrual status in accordance with the Company’s policy, typically 90 days after the loan becomes delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2022	2022
Residential real estate
One- to four-family	$225,314	$216,432
Multi-family	23,259	14,252
Construction	3,875	1,363
Land	266	1,062
Farm	1,319	1,338
Nonresidential real estate	30,342	31,441
Commercial and industrial	978	1,006
Consumer and other:
Loans on deposits	833	891
Home equity	7,500	7,670
Automobile	112	117
Unsecured	503	540
	294,301	276,112
Allowance for loan losses	(1,642)	(1,529)
	$292,659	$274,583

The amounts above include net deferred loan costs of $309,000 and $290,000 as of September 30, 2022 and June 30, 2022, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

4. Loans receivable (continued)

The allowance for loan losses is a valuation allowance for probable incurred credit losses. Loan losses are charged against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance. Management estimates the allowance balance required using past loss experience, the nature and volume of the portfolio, trends in the level of delinquent and problem loans, adverse situations that may affect the borrower’s ability to repay, the estimated value of any underlying collateral and current and anticipated economic conditions in the primary lending area. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers all loans and is based on historical loss experience adjusted for current factors. In consultation with regulators, the Company considers a time frame of two years when estimating the appropriate level of allowance for loan losses. This period may be shortened or extended based on anticipated trends in the banks or in the banks’ markets.

The historical loss experience is determined by portfolio segment and is based on the actual loss history experienced by the Company over the most recent eight quarters. This actual loss experience is supplemented with other economic factors based on the risks present for each portfolio segment.

These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; economic trends and conditions; industry conditions; and effects of changes in credit concentrations. Our portfolio segments include residential real estate, nonresidential real estate and land, loans on deposits and consumer and other loans. Risk factors associated with our portfolio segments are as follows:

Residential Real Estate

Our primary lending activity is the origination of mortgage loans, which enable a borrower to purchase or refinance existing homes in the Banks’ respective market areas. We further classify our residential real estate loans as one- to four-family (owner-occupied vs nonowner-occupied), multi-family or construction. We believe that our first mortgage position on loans secured by residential real estate presents lower risk than our other loans, with the exception of loans secured by deposits.

We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years for owner-occupied properties. For these properties a borrower may be able to borrow up to 97% of the value with private mortgage insurance. Alternatively, the borrower may be able to borrow up to 90% of the value through other programs offered by the bank.

We offer loans on one- to four-family rental properties at a maximum of 80% loan-to-value (“LTV”) ratio and we generally charge a slightly higher interest rate on such loans.

We also originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. We occasionally lend to builders for construction of speculative or custom residential properties for resale, but on a limited basis. Construction loans are generally less than one year in length, do not exceed 80% of the appraised value, and provide for the payment of interest only during the construction phase. Funds are disbursed as progress is made toward completion of the construction.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

4. Loans receivable (continued)

Multi-family and Nonresidential Loans

We offer mortgage loans secured by residential multi-family (five or more units), and nonresidential real estate. Nonresidential real estate loans are comprised generally of commercial office buildings, churches and properties used for other purposes. Generally, these loans are originated for 25 years or less and do not exceed 80% of the appraised value. Loans secured by multi-family and commercial real estate generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. These loans depend on the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment on such loans may be subject to a greater extent to adverse conditions in the real estate market or economy than owner-occupied residential loans.

Consumer lending

Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans, and unsecured loans. Home equity loans are generally second mortgage loans subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property. We do offer home equity loans up to 90% of the estimated value to qualified borrowers and these loans carry a premium interest rate. Loans secured by savings are originated up to 90% of the depositor’s savings account balance and bear interest at a rate higher than the rate paid on the deposit account. Because the deposit account must be pledged as collateral to secure the loan, the inherent risk of this type of loan is minimal. Loans secured by automobiles are made directly to consumers (there are no relationships with dealers) and are based on the value of the vehicle and the borrower’s creditworthiness. Vehicle loans present a higher level of risk because of the natural decline in the value of the property as well as its mobility. Unsecured loans are based entirely on the borrower’s creditworthiness and present the highest level of risk to the bank.

The Banks choose the most appropriate method for accounting for impaired loans. For secured loans, which make up the vast majority of the loans in the Banks’ portfolio, this method involves determining the fair value of the collateral, reduced by estimated selling costs. Where appropriate, the Banks would account for impaired loans by determining the present value of expected future cash flows discounted at the loan’s effective interest rate.

A loan is considered impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. Although most of our loans are secured by collateral, we rely heavily on the capacity of our borrowers to generate sufficient cash flow to service their debt. As a result, our loans do not become collateral-dependent until there is deterioration in the borrower’s cash flow and financial condition, which makes it necessary for us to look to the collateral for our sole source of repayment. Collateral-dependent loans which are more than ninety days delinquent are considered to constitute more than a minimum delay in repayment and are evaluated for impairment under the policy at that time.

We utilize updated independent appraisals to determine fair value for collateral-dependent loans, adjusted for estimated selling costs, in determining our specific reserve. In some situations, management does not secure an updated independent appraisal. These situations may involve small loan amounts or loans that, in management’s opinion, have an abnormally low loan-to-value ratio.

With respect to the Banks’ investment in troubled debt restructurings, multi-family and nonresidential loans, and the evaluation of impairment thereof, such loans are nonhomogenous and, as such, may be deemed to be collateral-dependent when they become more than 90 days delinquent. We obtain updated independent appraisals in these situations or when we suspect that the previous appraisal may no longer be reflective of the property’s current fair value. This process varies from loan to loan, borrower to borrower, and also varies based on the nature of the collateral.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2022:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One-to four-family	$800	$8	$–	$–	$808
Multi-family	231	150	–	–	381
Construction	4	10	–	–	14
Land	3	(3)	–	–	–
Farm	5	1	–	–	6
Nonresidential real estate	461	(51)	–	–	410
Commercial nonmortgage	2	–	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	21	(2)	–	–	19
Automobile	–	–	–	–	–
Unsecured	1	–	–	–	1
Totals	$1,529	$113	$–	$–	$1,642

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended September 30, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One-to four-family	$794	$(31)	$(9)	$–	$754
Multi-family	291	(1)	–	–	290
Construction	12	1	–	–	13
Land	3	(3)	–	–	–
Farm	5	1	–	–	6
Nonresidential real estate	494	32	–	–	526
Commercial nonmortgage	5	(2)	–	–	3
Consumer and other:
Loans on deposits	2	–	–	–	2
Home equity	15	1	–	–	16
Automobile	–	–	–	–	–
Unsecured	1	2	(3)	–	–
Totals	$1,622	$–	$(12)	$–	$1,610

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of September 30, 2022. The recorded investment in loans excludes accrued interest receivable due to immateriality.

September 30, 2022:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality*	Unpaid principal balance and recorded investment	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,116	$391	$3,507	$–
Multi-family	564	–	564	–
Farm	261	–	261	–
Nonresidential real estate	1,349	–	1,349	–
	5,290	391	5,681	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$221,807	$808
Multi-family			22,695	381
Construction			3,875	14
Land			266	–
Farm			1,058	6
Nonresidential real estate			28,993	410
Commercial nonmortgage			978	2
Consumer:
Loans on deposits			833	1
Home equity			7,500	19
Automobile			112	–
Unsecured			503	1
			288,620	1,642
			$294,301	$1,642

*	These loans were evaluated at acquisition date at their estimated fair value and there has been no subsequent deterioration since acquisition.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

4. Loans receivable (continued)

The following tables present the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2022.

June 30, 2022:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality*	Ending loans balance	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate
One- to four-family	$3,221	$400	$3,621	$–
Multi-family	570	–	570	–
Farm	270	–	270	–
Nonresidential real estate	1,073	–	1,073	–
Consumer and other
Home equity	87	–	87	–
Unsecured	5	–	5	–
	5,226	400	5,626	–

Loans collectively evaluated for impairment:
Residential real estate
One- to four-family			$212,811	$800
Multi-family			13,682	231
Construction			1,363	4
Land			1,062	3
Farm			1,068	5
Nonresidential real estate			30,368	461
Commercial and industrial			1,006	2
Consumer and other
Loans on deposits			891	1
Home equity			7,583	21
Automobile			117	–
Unsecured			535	1
			270,486	1,529
			$276,112	$1,529

*	These loans were evaluated at acquisition date at their estimated fair value and there has been no subsequent deterioration since acquisition.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended September 30:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2022			2021
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,167	$24	$24	$3,642	$36	$36
Multi-family	567	5	5	617	5	5
Farm	266	–	–	273	–	–
Nonresidential real estate	1,211	2	2	1,358	16	16
Consumer and other	47	1	1	21	–	–
Purchased credit-impaired loans	396	6	6	527	7	7
	$5,654	$38	$38	$6,438	$64	$64

There were no impaired loans with an allowance recorded at September 30, 2022.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2022, and June 30, 2022:

	September 30, 2022		June 30, 2022
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$3,003	$308	$3,528	$287
Multifamily	564	–	570	–
Farm	261	–	270	–
Nonresidential real estate and land	1,111	–	1,073	–
Commercial and industrial	–	–	--	1
Consumer	–	28	90	–
	$4,939	$336	$5,531	$288

One- to four-family loans in process of foreclosure totaled $319,000 and $489,000 at September 30, 2022 and June 30, 2022, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

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

At September 30, 2022 and June 30, 2022, the Company had $1.3 million and $1.4 million of loans classified as TDRs, respectively. Of the TDRs at September 30, 2022, approximately 16.4% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the three months ended September 30, 2022, and 2021 the Company added no loans restructured as TDRs. No TDRs defaulted during the three-month periods ended September 30, 2022, or 2021.

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2022, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$4,148	$1,282	$5,430	$219,884	$225,314
Multi-family	–	–	–	23,259	23,259
Construction	638	–	638	3,237	3,875
Land	–	–	–	266	266
Farm	–	–	–	1,319	1,319
Nonresidential real estate	–	–	–	30,342	30,342
Commercial and industrial	699	–	699	279	978
Consumer and other:
Loans on deposits	–	–	–	833	833
Home equity	144	–	144	7,356	7,500
Automobile	–	–	–	112	112
Unsecured	2	28	30	473	503
Total	$5,631	$1,310	$6,941	$287,360	$294,301

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

4. Loans receivable (continued)

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2022, by class of loans:

June 30, 2022:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate
One- to four-family	$2,662	$1,326	$3,988	$212,444	$216,432
Multi-family	–	–	–	14,252	14,252
Construction	5	–	5	1,358	1,363
Land	–	–	–	1,062	1,062
Farm	–	–	–	1,338	1,338
Nonresidential real estate	–	–	–	31,441	31,441
Commercial and industrial	72	1	73	933	1,006
Consumer and other
Loans on deposits	–	–	–	891	891
Home equity	188	71	259	7,411	7,670
Automobile	–	–	–	117	117
Unsecured	–	–	–	540	540
	$2,927	$1,398	$4,325	$271,787	$276,112

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$219,621	$188	$5,505	$–
Multi-family	22,695	–	564	–
Construction	3,875	–	–	–
Land	266	–	–	–
Farm	1,058	–	261	–
Nonresidential real estate	28,532	699	1,111	–
Commercial nonmortgage	978	–	–	–
Consumer:
Loans on deposits	833	–	–	–
Home equity	7,466	–	34	–
Automobile	112	–	–	–
Unsecured	498	–	5	–
	$285,935	$887	$7,479	$–

At June 30, 2022, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$210,830	$194	$5,408	$–
Multi-family	13,682	–	570	–
Construction	1,363	–	–	–
Land	1,062	–	–	–
Farm	1,068	–	270	–
Nonresidential real estate	29,666	702	1,073	–
Commercial nonmortgage	1,006	–	–	–
Consumer:
Loans on deposits	891	–	–	–
Home equity	7,548	–	122	–
Automobile	117	–	–	–
Unsecured	535	–	5	–
	$267,768	$896	$7,448	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

4. Loans receivable (continued)

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $88,000 and $88,000 at September 30, 2022 and June 30, 2022, respectively, is as follows:

(in thousands)	September 30, 2022	June 30, 2022
One- to four-family residential real estate	$391	$400

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Three months ended September 30, 2022	Twelve months ended June 30, 2022
Balance at beginning of period	$339	$390
Accretion of income	(12)	(51)
Balance at end of period	$327	$339

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2022, nor for the three-month period ended September 30, 2022. Neither were any allowance for loan losses reversed during those periods.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics. Level 2 securities include agency mortgage-backed securities and agency bonds.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2022
Agency mortgage-backed: residential	$14,151	$–	$14,151	$–

June 30, 2022
Agency mortgage-backed: residential	$10,477	$–	$10,477	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at September 30, 2022, and June 30, 2022.

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

September 30, 2022

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2022 and June 30, 2022 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2022 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,635	$8,635			$8,635
Available-for-sale securities	14,151		$14,151		14,151
Held-to-maturity securities	321		302		302
Loans receivable - net	292,659			$287,011	287,011
Federal Home Loan Bank stock	4,949				n/a
Accrued interest receivable	799		799		799

Financial liabilities
Deposits	$226,292	$109,157	$116,245		225,402
Federal Home Loan Bank advances	50,752		49,657		49,657
Advances by borrowers for taxes and insurance	1,095		1,095		1,095
Accrued interest payable	11		11		11

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2022

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

		Fair Value Measurements at
	Carrying	June 30, 2022 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,823	$25,823			$25,823

Available-for-sale securities	10,477		$10,477		10,477
Held-to-maturity securities	339		323		323
Loans held for sale	152		153		153
Loans receivable - net	274,583			$271,994	271,994
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	649		649		649

Financial liabilities
Deposits	$239,857	$115,152	$124,682		$239,834
Federal Home Loan Bank advances	34,066		33,688		33,688
Advances by borrowers for taxes and insurance	766		766		766
Accrued interest payable	12		12		12

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Three months ended September 30, 2022
Beginning balance	$–
Current year change	(430)
Ending balance	$(430)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2022	2021
Unrealized holding gains (losses) on available-for-sale securities	$(573)	$–
Tax effect	143	–
Net-of-tax amount	$(430)	$–

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward-looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry, changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended September 30, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2022			2021
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$283,554	$2,644	3.73%	$298,174	$2,934	3.94%
Mortgage-backed securities	14,002	114	3.26	481	3	2.50
Other securities	–	–	–	–	–	–
Other interest-earning assets	17,542	127	2.90	28,694	37	0.52
Total interest-earning assets	315,097	2,885	3.66	327,349	2,974	3.63

Less: Allowance for loan losses	(1,545)			(1,616)
Non-interest-earning assets	12,029			11,566
Total assets	$325,581			$337,299

Interest-bearing liabilities:
Demand deposits	$21,638	$11	0.20%	$19,970	$9	0.18%
Savings	75,593	102	0.54	70,123	68	0.39
Certificates of deposit	121,286	237	0.78	125,887	291	0.93
Total deposits	218,516	350	0.64	215,980	368	0.68
Borrowings	38,011	103	1.08	53,614	101	0.75
Total interest-bearing liabilities	256,527	453	0.71	269,594	469	0.69

Noninterest-bearing demand deposits	15,055			13,186
Noninterest-bearing liabilities	2,120			2,162
Total liabilities	273,702			284,942

Shareholders’ equity	51,879			52,357
Total liabilities and shareholders’ equity	$325,581			$337,299
Net interest spread		$2,432	2.96%		$2,505	2.94%
Net interest margin			3.09%			3.06%
Average interest-earning assets to average interest-bearing liabilities			122.83%			121.42%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2022 to September 30, 2022

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

At September 30, 2022 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession resulting from the COVID-19 pandemic could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Lending Operations and Credit Risk

As noted herein the Company continues working with its borrowers who are negatively impacted by COVID-19 by offering a payment deferral program. As of September 30, 2022, we had borrowers with 101 loans avail themselves of our payment deferral program with a total principal of $18.4 million in loans modified. A total of $815,000 in loans were accepted into the Company’s loan payment deferral plan. At June 30, 2022 all of those loans had reached the end of their three-month deferral periods and returned to regular payment status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2022 to September 30, 2022 (continued)

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

The Banks are prepared to continue to offer short-term assistance in accordance with regulatory guidelines. Management continues to identify and monitor weaknesses in the loan portfolio resulting from fallout from the pandemic. On a portfolio level, management continues to monitor aggregate exposures to highly sensitive segments such as residential rental properties for changes in asset quality and payment performance. Management also monitors unfunded commitments such as lines of credit and overdraft protection to determine liquidity and funding issues that may arise with our customers. If economic conditions worsen, the Company could need to increase its required allowance for loan losses through additional provisions for loan losses. It is possible that the Company’s asset quality metrics could be materially and adversely impacted in future periods if the effects of COVID-19 are prolonged.

Assets: At September 30, 2022, the Company’s assets totaled $330.9 million, an increase of $2.8 million, or 0.9%, from total assets at June 30, 2022. This increase was attributed primarily to an increase in loans, net, and investment securities, which were somewhat offset by a decrease in cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents decreased $17.2 million or 66.6% to $8.6 million at September 30, 2022. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Investment securities: At September 30, 2022, our securities portfolio, which consisted of mortgage-backed securities, increased $3.7 million or 33.8% and totaled $14.5 million, compared to June 30, 2022.

Loans: Loans, net and loans available-for sale in the aggregate increased $18.1 million or 6.6% and totaled $292.7 million and $0, respectively at September 30, 2022. Loans receivable, net, increased by $18.1 million or 6.6% to $292.7 million at September 30, 2022. Loans available-for-sale decreased $152,000 to $0 at September 30, 2022, as higher general interest rates have reduced demand for long-term, fixed rate loans in our market. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At September 30, 2022, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $5.3 million, or 1.8% of total loans (including acquired loans), compared to $5.8 million or 2.1%, of total loans at June 30, 2022. The Company’s allowance for loan losses totaled $1.6 million and $1.5 million at September 30, 2022 and June 30, 2022, respectively. The allowance for loan losses at September 30, 2022, represented 31.1% of nonperforming loans and 0.6% of total loans (including acquired loans), while at June 30, 2022, the allowance represented 26.3% of nonperforming loans and 0.6% of total loans.

The Company had $7.5 million in assets classified as substandard for regulatory purposes at September 30, 2022, including $7.5 million of loans acquired in the CKF Bancorp transaction, and real estate owned (“REO”) of $10,000. Classified loans as a percentage of total loans (including loans acquired) was 2.5% and 2.7% at September 30, 2022 and June 30, 2022, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2022	June 30, 2022
Substandard assets	$7,489	$7,458
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$7,489	$7,458

At September 30, 2022, the Company’s real estate acquired through foreclosure represented 0.1% of substandard assets compared to 0.1% at June 30, 2022. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at September 30, 2022 and June 30, 2022, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2022 to September 30, 2022 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2022		June 30, 2022
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	1	$10	1	$10
Building lot	–	–	–	–
Total REO	1	$10	1	$10

At September 30, 2022 and June 30, 2022, the Company had $887,000 and $896,000 of loans classified as special mention, respectively (including loans acquired in the CKF Bancorp transaction on December 31, 2012). This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but does possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $3.2 million, or 1.2% to $279.3 million at September 30, 2022, primarily as a result of increases in advances and was somewhat offset by a decrease in deposits. Advances increased $16.7 million or 50.0% to $50.8 million at September 30, 2022, while deposits decreased $13.6 million or 5.7% to $226.3 million at September 30, 2022. Of the deposit decrease certificates of deposit decreased $7.6 million or 6.1% and totaled $117.1 million at September 30, 2022, while demand deposit accounts decreased $5.1 million or 12.8% and totaled $34.6 million at quarter end. Savings accounts decreased $931,000 or 1.2% and totaled $74.6 million at the end of the current period. We attribute the decrease in overall deposits to customers seeking to earn additional yield on their funds and plan to respond with deposit pricing intended to retain the Banks’ overall core funding.

Shareholders’ Equity: At September 30, 2022, the Company’s shareholders’ equity totaled $51.6 million, a decrease of $396,000 or 0.8% from the June 30, 2022 total. The decrease in shareholders’ equity was primarily associated with unrealized losses on available-for-sale securities, which totaled $430,000 at September 30, 2022. Other changes in shareholders’ equity included net profits for the period less dividends paid on common stock.

The Company paid dividends of $342,000 or 91.7% of net income for the three-month period just ended. On July 7, 2022, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2023. Management believes that the Company has sufficient capital to continue the current dividend policy without affecting the well-capitalized status of either subsidiary bank. Management cannot speculate on future dividend levels, because various factors, including capital levels, income levels, liquidity levels, regulatory requirements and overall financial condition of the Company are considered before dividends are declared. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2022 and 2021

General

Net income totaled $373,000 or $0.05 diluted earnings per share for the three months ended September 30, 2022, a decrease of $195,000 or 34.3% from net income of $568,000 or $0.07 diluted earnings per share for the same period in 2021. The decrease in net income was primarily attributable to lower non-interest income, higher provision for loan loss, and lower net interest income, which were partially offset by lower non-interest expense, and lower income tax.

Net Interest Income

Net interest income decreased $73,000 or 2.9% to $2.4 million for the recently-ended quarter primarily due to decreased interest income, which decreased $89,000 or 3.0% to $2.9 million for the three months ended September 30, 2022 compared to the 2021 quarterly period, while interest expense decreased by $16,000, or 3.4%, to $453,000 for the current period.

The decrease in interest income was due primarily to a decrease in interest income from loans, which decreased $290,000 or 9.9% to $2.6 million compared to the prior year period. Interest income from mortgage-backed securities and interest-bearing deposits and other increased $111,000 and $90,000, respectively from the 2021 quarterly period to the one just ended. Interest income from mortgage-backed securities totaled $114,000 for the quarter ended September 30, 2022, due to an increase in investments made recently in that asset class, while interest income from interest-bearing deposits and other totaled $127,000 for the period and is due primarily to higher interest rates earned on those assets.

The decrease in interest income from loans period-to-period was due to decreases in both the average balance of loans and the average rate earned on those loans. The average balance of loans decreased $14.6 million or 4.9% to $283.6 million for the three months ended September 30, 2022, while the average rate decreased 21 basis points to 3.73% for the recently-ended three-month period compared to the prior year period. The decrease in the average balance of loans in the portfolio was due to several reasons. Prior to the interest rate tightening which began in March 2022 interest rates in general remained quite low. The low interest rate environment, along with strong consumer demand that occurred after COVID-19 pandemic restrictions eased, fueled strong demand in the real estate market. Some of the Banks’ borrowers decided to take advantage of high property prices and sold all or part of their real estate holdings, while other borrowers sold their properties due to advanced age or death. Other loans were lost to competing financial institutions who offered terms that we did not believe were prudent to match. However, in the past six months the Banks have been able to partially build back the loan portfolio. The average return on loans indicates a downward trend reflective of overall lower loan balances and stagnant rates in the recent past.  Prior to June 30, 2022, most loans that were paid off were either replaced with loans with lower rates or were refinances to lower rates.  Loans with adjustable rate features were either adjusting downward or not adjusting at all.  In the quarter ended September 30, 2022, loan originations increased significantly, newer loans had higher rates, and some loans with adjustable rate features had increases in rates.  The effect of this was not clearly shown in the interest earned during the quarter and may be better reflected by stating that the weighted-average coupon rate on loans at September 30, 2022 had increased 27 bps to 3.74% from 3.47% at September 30, 2021.

The decrease in interest expense was due primarily to a decrease in interest expense on deposits, which decreased $18,000 or 4.9% and totaled $350,000 for the quarter ended September 30, 2022. The composition of interest expense on deposits changed period to period as interest expense on savings accounts increased $34,000 or 50.0% and totaled $102,000, while interest expense on certificates of deposit decreased $54,000 or 18.6% and totaled $237,000 for the three months ended September 30, 2022. We believe that the change was related to the interest rate increases that began in March 2022 and consumers’ response to higher interest rates compared to a relatively long period of low interest rates. The average rate paid on savings accounts increased 15 basis points to 0.54%, while the average rate paid on certificates of deposit decreased 14 basis points to 0.78% for the three months ended September 30, 2022. The average balance of borrowings decreased $15.6 million from period to period, while the average rate paid on borrowings increased 33 basis points to 1.08% for the recently-ended quarter. We expect interest expense to increase in the future as we use FHLB advances to replace deposits that are leaving the Banks in search of higher yield. FHLB advance rates have increased along with the rise in general interest rates. In addition, the Banks will be implementing deposit pricing strategies intended to retain core deposit funding, which is expected to result in higher interest expense.

Net interest spread increased from 2.94% for the prior year quarterly period to 2.96% for the three-month period ended September 30, 2022.

Provision for Losses on Loans

Management determined that a $113,000 provision for loan loss was prudent in light of the relatively large increase in the loan portfolio during the recently-ended quarter. Loans, net, increased $18.1 million or 6.6% and totaled $292.7 million at September 30, 2022, compared to $274.6 million at June 30, 2022. The additional provision was appropriate not only for the increase in the loan portfolio but also, in part, to reflect an increase in multi-family loans, which increased $9.0 million or 63.2% and totaled $23.3 million at September 30, 2022. Multi-family loans carry a slightly higher risk profile than 1-4 family residential loans, which makes up the greatest portion of the Company’s loan portfolio.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2022 and 2021 (continued)

Non-interest Income

Non-interest income decreased $130,000 or 57.0% to $98,000 for the three months ended September 30, 2022, compared to the prior year period, primarily because of a decrease in net gains on sales of loans. Net gain on sales of loans decreased $155,000 or 95.7% to $7,000 for the recently-ended three-month period. Interest rates have risen significantly since March 2022, which has resulted in a reduced number of customers interested in long-term fixed rate loans which the Company routinely sells to the FHLB of Cincinnati after they are originated.

Non-interest Expense

Non-interest expense decreased $53,000 or 2.7% and totaled $1.9 million for the three months ended September 30, 2022, primarily due to decreased employee compensation and benefits and was somewhat offset by increased outside service fees as well as increased accounting and auditing expense.

Employee compensation and benefits expense decreased $148,000 or 11.0% and totaled $1.2 million for the quarterly period just ended, as pension-related costs decreased year over year. Required contributions to the Company’s defined benefit pension plan (DB plan) decreased by $135,000 due to favorable funding levels, while ESOP expense decreased by $35,000 as the employee stock ownership plan is scheduled to release fewer shares this calendar year.

Auditing and accounting expense increased $27,000 or 50.0% and totaled $81,000 as the Banks incurred additional outside costs associated with internal controls testing. Although some of the work had been performed in-house previously, time constraints made outsourcing necessary at the time.

Income Tax Expense

Income tax expense decreased $68,000 or 37.0% to $116,000 for the three months ended September 30, 2022, compared to the prior year period. The effective tax rates for the three-month periods ended September 30, 2022 and 2021, were 23.7% and 24.5%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2022 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

There have been no material changes in the risk factors disclosed in Part I, “Item 1A- Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended June 30, 2022, which risk factors could materially affect our business, financial condition or future results. The risks described therein are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2022.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
July 1-31, 2022	–	$–	–	67,980
August 1-31, 2022	–	$–	–	67,980
September 1-30, 2022	–	$–	–	67,980

(1)	On February 3, 2021, the Company announced that it had substantially completed its program initiated on December 19, 2018 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
3.5[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended September 30, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows: and (vi) the related Notes.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2022	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 14, 2022	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer