Form 10-Q
period 2022-12-31
Kentucky First Federal Bancorp
filed 2023-02-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 9, 2023, the latest practicable date, the Corporation had 8,154,465 shares of $.01 par value common stock outstanding.

i

PART I-FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2022	2022
ASSETS
Cash and due from financial institutions	$2,281	$2,002
Fed funds sold	648	14,824
Interest-bearing demand deposits	4,725	8,997
Cash and cash equivalents	7,654	25,823

Securities available-for-sale	13,539	10,477
Securities held-to-maturity, at amortized cost- approximate fair value of $289 and $323 at December 31, 2022 and June 30, 2022, respectively	304	339
Loans held for sale	–	152
Loans, net of allowance of $1,655 and $1,529 at December 31, 2022 and June 30, 2022, respectively	298,964	274,583
Real estate owned, net	10	10
Premises and equipment, net	4,547	4,563
Federal Home Loan Bank stock, at cost	4,993	6,498
Accrued interest receivable	840	649
Bank-owned life insurance	2,791	2,750
Goodwill	947	947
Prepaid federal income taxes	–	382
Prepaid expenses and other assets	788	907

Total assets	$335,377	$328,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$209,383	$239,857
Federal Home Loan Bank advances	73,228	34,066
Advances by borrowers for taxes and insurance	271	766
Accrued interest payable	15	12
Accrued income taxes	318	–
Deferred income taxes	104	889
Other liabilities	417	465
Total liabilities	283,736	276,055

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,892	34,892
Retained earnings	20,622	20,560
Unearned employee stock ownership plan (ESOP)	–	(5)
Treasury shares at cost, 456,369 and 441,369 common shares at December 31, 2022 and June 30, 2022, respectively	(3,616)	(3,508)
Accumulated other comprehensive income (loss)	(343)	–
Total shareholders’ equity	51,641	52,025

Total liabilities and shareholders’ equity	$335,377	$328,080

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2022	2021	2022	2021
Interest income
Loans, including fees	$5,539	$5,677	$2,895	$2,743
Mortgage-backed securities	229	6	115	3
Interest-bearing deposits and other	248	72	121	35
Total interest income	6,016	5,755	3,131	2,781

Interest expense
Interest-bearing demand deposits	20	19	9	10
Savings	173	135	71	67
Certificates of Deposit	461	565	224	274
Deposits	654	719	304	351
Borrowings	482	198	379	97
Total interest expense	1,136	917	683	448
Net interest income	4,880	4,838	2,448	2,333
Provision for loan losses	113	–	–	–
Net interest income after provision for loan losses	4,767	4,838	2,448	2,333

Non-interest income
Earnings on bank-owned life insurance	41	40	20	21
Net gain on sales of loans	6	208	(1)	46
Net gain (loss) on sales of real estate owned	–	(8)	–	3
Net gain on sale of property and equipment held for sale	10	–	–	–
Other	110	88	50	30
Total non-interest income	167	328	69	100

Non-interest expense
Employee compensation and benefits	2,454	2,438	1,260	1,096
Data processing	230	307	124	186
Occupancy and equipment	313	301	159	150
FDIC insurance premiums	41	26	20	22
Voice and data communications	61	62	27	30
Advertising	79	86	47	43
Outside service fees	104	102	46	75
Auditing and accounting	176	80	95	26
Regulatory assessments	50	52	25	26
Foreclosure and real estate owned expenses (net)	45	44	21	38
Franchise and other taxes	78	91	41	90
Other	327	286	165	112
Total non-interest expense	3,958	3,875	2,030	1,894

Income before income taxes	976	1,291	487	539

Income tax expense	229	241	113	57

NET INCOME	$747	$1,050	$374	$482

EARNINGS PER SHARE
Basic and diluted	$0.09	$0.13	$0.04	$0.06
DIVIDENDS PER SHARE	$0.20	$0.20	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2022	2021	2022	2021
Net income	$747	$1,050	$374	$482

Other comprehensive gains (losses), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes of $(114), $0, $29 and $0 during the respective periods	(343)	–	87	–
Comprehensive income	$404	$1,050	$461	$482

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended

(Dollar amounts in thousands, except per share data)

December 31, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2022	$86	$34,892	$20,560	$(5)	$(3,508)	$–	$52,025

Net income	–	–	747	–	–	–	747
Allocation of ESOP shares	–	–	–	5	–	–	5
Acquisition of shares for Treasury	–	–	–	–	(108)	–	(108)
Other comprehensive loss						(343)	(343)
Cash dividends of $0.20 per common share	–	–	(685)	–	–	–	(685)

Balance at December 31, 2022	$86	$34,892	$20,622	$-	$(3,616)	$(343)	$51,641

December 31, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at June 30, 2021	$86	$34,916	$20,364	$(102)	$(2,986)	$–	$52,296

Net income	–	–	1,050	–	–	–	1,050
Allocation of ESOP shares	–	(23)	–	93	–	–	70
Acquisition of shares for Treasury	–	–	–	–	(61)	–	(61)
Cash dividends of $0.20 per common share	–	–	(696)	–	–	–	(696)

Balance at December 31, 2021	$86	$34,893	$20,718	$(9)	$(3,029)	$–	$52,659

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

December 31, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at September 30, 2022	$86	$34,892	$20,591	$(2)	$(3,508)	$(430)	$51,629

Net income	–	–	374	–	–	–	374
Allocation of ESOP shares	–	–	–	2	–	–	2
Acquisition of shares for Treasury	–	–	–	–	(108)		(108)
Other comprehensive income						87	87
Cash dividends of $0.10 per common share	–	–	(343)	–	–	–	(343)

Balance at December 31, 2022	$86	$34,892	$20,622	$–	$(3,616)	$(343)	$51,641

December 31, 2021

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at September 30, 2021	$86	$34,906	$20,581	$(56)	$(2,968)	$–	$52,549

Net income	–	–	482	–	–	–	482
Allocation of ESOP shares	–	(13)	–	47	–	–	34
Acquisition of shares for Treasury	–	–	–	–	(61)	–	(61)
Cash dividends of $0.10 per common share	–	–	(345)	–	–	–	(345)

Balance at December 31, 2021	$86	$34,893	$20,718	$(9)	$(3,029)	$–	$52,659

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended December 31,
	2022	2021
Cash flows from operating activities:
Net income	$747	$1,050
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	132	131
Accretion of purchased loan credit discount	(23)	(26)
Amortization of deferred loan origination costs (fees)	(3)	(139)
Amortization of premiums on investment securities	(11)	2
Net gain on sale of loans	(6)	(208)
Net (gain) loss on sale of real estate owned	–	8
Net (gain) loss on sale of property & equipment	(10)	–
ESOP compensation expense	5	70
Earnings on bank-owned life insurance	(41)	(40)
Provision for loan losses	113	–
Origination of loans held for sale	(157)	(4,146)
Proceeds from loans held for sale	315	5,076
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(191)	45
Prepaid expenses and other assets	(51)	(20)
Accrued interest payable	3	(4)
Other liabilities	(47)	(171)
Income taxes	28	(203)
Net cash provided by operating activities	803	1,425

Cash flows from investing activities:
Purchase of investments available for sale	(4,974)	–
Maturities of time deposits in other financial institutions	–	247
Securities maturities, prepayments and calls:
Held to maturity	33	49
Available for sale	1,468	3
Proceeds from sale of FHLB stock	1,549	–
Purchase of FHLB stock	(44)	–
Loans originated for investment, net of principal collected	(24,468)	21,347
Proceeds from sale of property and equipment held for sale	180	–
Proceeds from sale of real estate owned	–	58
Additions to premises and equipment, net	(116)	(80)
Net cash provided by (used in) investing activities	(26,372)	21,624

Cash flows from financing activities:
Net increase (decrease) in deposits	(30,474)	9,995
Payments by borrowers for taxes and insurance, net	(495)	(592)
Proceeds from Federal Home Loan Bank advances	94,800	8,000
Repayments on Federal Home Loan Bank advances	(55,638)	(16,051)
Treasury stock purchased	(108)	(61)
Dividends paid on common stock	(685)	(696)
Net cash provided by financing activities	7,400	595

Net increase (decrease) in cash and cash equivalents	(18,169)	23,644

Beginning cash and cash equivalents	25,823	21,648

Ending cash and cash equivalents	$7,654	$45,292

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended December 31,
	2022	2021
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$200	$500

Interest on deposits and borrowings	$1,133	$921

Transfers of loans to real estate owned, net	$–	$35

Loans made on sale of real estate owned	$–	$32

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2022

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month and six-month periods ended December 31, 2022, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2022, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2022 filed with the Securities and Exchange Commission.

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

December 31, 2022

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

In March 2022 the Financial Accounting Standards Board (“FASB”) issued ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, as an update to its post-implementation review activities associated with ASU No. 2016-13. The amendments in this Update eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. Specifically, rather than applying the recognition and measurement guidance for TDRs, an entity must apply the loan refinancing and restructuring guidance provided to determine whether a modification results in a new loan or a continuation of an existing loan. This Update also requires disclosure by public business entities of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. Because the Company has not yet adopted amendments in Update 2016-13, the amendments in this Update are effective for the fiscal year beginning July 1, 2023.

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
	2022	2021	2022	2021
Net income allocated to common shareholders, basic and diluted	$747,000	$1,050,000	$374,000	$482,000

EARNINGS PER SHARE	$0.09	$0.13	$0.04	$0.06
Weighted average common shares outstanding, basic and diluted	8,152,477	8,216,836	8,150,718	8,217,207

There were no stock option shares outstanding for the six- or three-month periods ended December 31, 2022 and 2021.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2022 and June 30, 2022, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$13,996	$–	$457	$13,539

Held-to-maturity Securities
Agency mortgage-backed: residential	$304	$1	$16	$289

	June 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$10,477	$–	$–	$10,477

Held-to-maturity Securities
Agency mortgage-backed: residential	$339	$2	$18	$323

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $6.5 million and $1.7 million at December 31, 2022 and June 30, 2022, respectively.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

3. Investment Securities (continued)

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$13,996	$457	$13,539
12 Months or More
Mortgage-backed securities	–	–	–
Total temporarily impaired AFS securities	$13,996	$457	$13,539

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$304	$16	$288
12 Months or More
Mortgage-backed securities	–	–	–
Total temporarily impaired HTM securities	$304	$16	$288

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

4. Loans receivable (continued)

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2022	2022
Residential real estate
One- to four-family	$231,669	$216,432
Multi-family	20,123	14,252
Construction	5,685	1,363
Land	468	1,062
Farm	1,305	1,338
Nonresidential real estate	30,433	31,441
Commercial nonmortgage	1,051	1,006
Consumer and other:
Loans on deposits	833	891
Home equity	8,528	7,670
Automobile	92	117
Unsecured	432	540
	300,619	276,112
Allowance for loan losses	(1,655)	(1,529)
	$298,964	$274,583

The amounts above include net deferred loan costs of $321,000 and $290,000 as of December 31, 2022 and June 30, 2022, respectively.

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

December 31, 2022

(unaudited)

4. Loans receivable (continued)

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

December 31, 2022

(unaudited)

4. Loans receivable (continued)

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2022:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One-to four-family	$800	$(35)	$–	$13	$778
Multi-family	231	132	–	–	363
Construction	4	22	–	–	26
Land	3	(2)	–	–	1
Farm	5	–	–	–	5
Nonresidential real estate	461	(4)	–	–	457
Commercial nonmortgage	2	–	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	21	–	–	–	21
Automobile	–	–	–	–	–
Unsecured	1	–	–	–	1
Totals	$1,529	$113	$–	$13	$1,655

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2022:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$808	$(43)	$–	$13	$778
Multi-family	381	(18)	–	–	363
Construction	14	12	–	–	26
Land	–	1	–	–	1
Farm	6	(1)	–	–	5
Nonresidential real estate	410	47	–	–	457
Commercial nonmortgage	2	–	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	19	2	–	–	21
Automobile	–	–	–	–	–
Unsecured	1	–	–	–	1
Totals	$1,642	$–	$–	$13	$1,655

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the six months ended December 31, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$794	$54	$(17)	$–	$831
Multi-family	291	(79)	–	–	212
Construction	12	(6)	–	–	6
Land	3	(3)	–	–	–
Farm	5	1	–	–	6
Nonresidential real estate	494	32	–	–	526
Commercial nonmortgage	5	(2)	–	–	3
Consumer and other:
Loans on deposits	2	(1)	–	–	1
Home equity	15	2	–	–	17
Automobile	–	–	–	–	–
Unsecured	1	2	(3)	1	1
Totals	$1,622	$–	$(20)	$1	$1,603

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2021:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$754	$85	$(8)	$–	$831
Multi-family	290	(78)	–	–	212
Construction	13	(7)	–	–	6
Land	–	–	–	–	–
Farm	6	–	–	–	6
Nonresidential real estate	526	–	–	–	526
Commercial nonmortgage	3	–	–	–	3
Consumer and other:
Loans on deposits	2	(1)	–	–	1
Home equity	16	1	–	–	17
Automobile	–	–	–	–	–
Unsecured	–	–	–	1	1
Totals	$1,610	$–	$(8)	$1	$1,603

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2022. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2022:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality*	Unpaid principal balance and recorded investment	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,247	$375	$3,622	$–
Multi-family	558	–	558	–
Farm	261	–	261	–
Nonresidential real estate	1,057	–	1,057	–
	5,123	375	5,498	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$228,047	$778
Multi-family			19,565	363
Construction			5,685	26
Land			468	1
Farm			1,044	5
Nonresidential real estate			29,376	457
Commercial nonmortgage			1,051	2
Consumer:
Loans on deposits			833	1
Home equity			8,528	21
Automobile			92	–
Unsecured			432	1
			295,121	1,655
			$300,619	$1,655

*	These loans were evaluated at acquisition date at their estimated fair value and there has been no subsequent deterioration since acquisition.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the six months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2022			2021
With no related allowance recorded:
One- to four-family	$3,234	$82	$82	$3,572	$67	$67
Multi-family	564	10	10	613	11	11
Farm	266	–	–	274	–	–
Nonresidential real estate	1,065	29	29	1,353	30	30
Consumer	46	4	4	19	1	1
Purchased credit-impaired loans	387	11	11	536	15	15
	5,562	136	136	6,367	124	124
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$5,562	$136	$136	$6,367	$124	$124

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended December 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2022			2021
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,182	$61	$61	$3,476	$33	$33
Multi-family	561	5	5	584	5	5
Farm	261	–	–	273	–	–
Nonresidential real estate	1,203	28	28	1,344	14	14
Consumer	–	3	3	24	1	1
Purchased credit-impaired loans	383	4	4	468	7	7
	5,590	101	101	6,169	60	60
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$5,590	$101	$101	$6,169	$60	$60

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2022 and June 30, 2022:

	December 31, 2022		June 30, 2022
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$3,512	$392	$3,528	$287
Multifamily	558	–	570	–
Farm	261	–	270	–
Nonresidential real estate and land	1,058	–	1,073	–
Commercial and industrial	–	–	–	1
Consumer	3	295	90	–
	$5,392	$687	$5,531	$288

One- to four-family loans in process of foreclosure totaled $805,000 and $489,000 at December 31, 2022 and June 30, 2022, respectively.

Troubled Debt Restructurings:

A Troubled Debt Restructuring (“TDR”) is the situation where the Bank grants a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

In December 2020, Congress amended the CARES Act through the Consolidated Appropriation Act of 2021, which provided additional COVID-19 relief to American families and businesses, including extending the TDR relief under the CARES Act until the earlier of December 31, 2022 or 60 days following the termination of the national emergency. The relief can only be applied to modifications for borrowers that were not more than 30 days past due as of December 31, 2019. The Company elected to adopt these provisions of the CARES Act. In response to the COVID-19 pandemic and the widespread economic downturn that immediately resulted, the Company adopted a loan forbearance plan in which then-current affected borrowers could request deferral of their loan payments for a period of three months. A total of $815,000 in loans were accepted into the plan for the twelve months ended June 30, 2021. At June 30, 2021 all of those loans had reached the end of their three-month deferral data period and returned to regular payment status.

At December 31, 2022 and June 30, 2022, the Company had $1.2 million and $1.4 million of loans classified as TDRs, respectively. Of the TDRs at December 31, 2022, approximately 16.3% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the six- and three-months ended December 31, 2022, the Company restructured no loans as TDRs. No TDRs defaulted during the six-month periods ended December 31, 2022 or 2021.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2022, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$3,114	$1,940	$5,054	$226,615	$231,669
Multi-family	–	–	–	20,123	20,123
Construction	221	–	221	5,464	5,685
Land	–	–	–	468	468
Farm	–	–	–	1,305	1,305
Nonresidential real estate	99	–	99	30,334	30,433
Commercial non-mortgage	–	–	–	1,051	1,051
Consumer and other:
Loans on deposits	–	–	–	833	833
Home equity	49	267	316	8,212	8,528
Automobile	–	–	–	92	92
Unsecured	2	28	30	402	432
Total	$3,485	$2,235	$5,720	$294,899	$300,619

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2022, by class of loans:

June 30, 2022:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate
One- to four-family	$2,662	$1,326	$3,988	$212,444	$216,432
Multi-family	–	–	–	14,252	14,252
Construction	5	–	5	1,358	1,363
Land	–	–	–	1,062	1,062
Farm	–	–	–	1,338	1,338
Nonresidential real estate	–	–	–	31,441	31,441
Commercial and industrial	72	1	73	933	1,006
Consumer and other
Loans on deposits	–	–	–	891	891
Home equity	188	71	259	7,411	7,670
Automobile	–	–	–	117	117
Unsecured	–	–	–	540	540
	$2,927	$1,398	$4,325	$271,787	$276,112

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2022, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$225,899	$184	$5,586	$–
Multi-family	19,565	–	558	–
Construction	5,685	–	–	–
Land	468	–	–	–
Farm	1,044	–	261	–
Nonresidential real estate	28,683	693	1,057	–
Commercial nonmortgage	1,051	–	–	–
Consumer:
Loans on deposits	833	–	–	–
Home equity	8,485	–	43	–
Automobile	92	–	–	–
Unsecured	426	–	6	–
	$292,231	$877	$7,511	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2022
(unaudited)

4. Loans receivable (continued)

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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $88,000 and $88,000 at December 31, 2022 and June 30, 2022, respectively, is as follows:

(in thousands)	December 31, 2022	June 30, 2022
One- to four-family residential real estate	$375	$400

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Six months ended December 31, 2022	Twelve months ended June 30, 2022
Balance at beginning of period	$339	$390
Accretion of income	(23)	(51)
Balance at end of period	$316	$339

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2022, nor for the six-month period ended December 31, 2022. Neither were any allowance for loan losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2022
Agency mortgage-backed: residential	$13,539	$–	$13,539	$–

June 30, 2022
Agency mortgage-backed: residential	$10,477	$–	$10,477	$–

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

December 31, 2022

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

There were no loans measured on a nonrecurring basis using the fair value of the collateral for collateral-dependent loans, at December 31, 2022 or at June 30, 2022.

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

There was no other real estate owned (“OREO”) written down during the six- or three-month periods ended December 31, 2022 or 2021. There was no OREO measured on a nonrecurring basis during the period at fair value less costs to sell at December 31, 2022 or June 30, 2022.

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

December 31, 2022

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2022 and June 30, 2022 are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2022 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$7,654	$7,654			$7,654
Available-for-sale securities	13,539		$13,539		13,539
Held-to-maturity securities	304		289		289
Loans receivable, net	298,964			283,183	283,183
Federal Home Loan Bank stock	4,993				n/a
Accrued interest receivable	840		840		840

Financial liabilities
Deposits	$209,383	$97,312	$112,209		209,521
Federal Home Loan Bank advances	73,228		72,805		72,805
Advances by borrowers for taxes and insurance	271		271		271
Accrued interest payable	15		15		15

		Fair Value Measurements at
	Carrying	June 30, 2022 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,823	$25,823			$25,823

Available-for-sale securities	10,477		$10,477		10,477
Held-to-maturity securities	339		323		323
Loans held for sale	152		153		153
Loans receivable - net	274,583			$271,994	271,994
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	649		649		649

Financial liabilities
Deposits	$239,857	$115,152	$124,682		$239,834
Federal Home Loan Bank advances	34,066		33,688		33,688
Advances by borrowers for taxes and insurance	766		766		766
Accrued interest payable	12		12		12

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Six months ended December 31, 2022	Three months ended December 31, 2022
Balance at beginning of period	$–	$(430)
Current period change	(343)	87
Balance at end of period	$(343)	$(343)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended		Three months ended
	December 31,		December 31,
(in thousands)	2022	2021	2022	2021
Unrealized holding gains (losses on available-for-sale securities	$(457)	$–	$116	$–
Tax effect	114	–	(29)	–
	$(343)	$–	$87	$–

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six-month periods ended December 31, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2022			2021
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$290,100	$5,539	3.82%	$293,644	$5,677	3.87%
Mortgage-backed securities	13,961	229	3.28	467	6	2.57
Other interest-earning assets	15,253	248	3.25	34,924	72	0.41
Total interest-earning assets	319,314	6,016	3.77	329,035	5,755	3.50

Less: Allowance for loan losses	(1,587)			(1,611)
Non-interest-earning assets	11,873			12,254
Total assets	$329,600			$339,678

Interest-bearing liabilities:
Demand deposits	$20,905	$20	0.19%	$20,786	$19	0.18%
Savings	74,545	173	0.46	71,762	135	0.38
Certificates of deposit	117,080	461	0.79	126,564	565	0.89
Total deposits	212,530	654	0.62	219,112	719	0.66
Borrowings	49,879	482	1.93	52,423	198	0.76
Total interest-bearing liabilities	262,409	1,136	0.87	271,535	917	0.68

Noninterest-bearing demand deposits	13,957			13,766
Noninterest-bearing liabilities	1,512			2,131
Total liabilities	277,878			287,432

Shareholders’ equity	51,722			52,246
Total liabilities and shareholders’ equity	$329,600			$339,678
Net interest spread		$4,880	2.90%		$4,838	2.82%
Net interest margin			3.06%			2.94%
Average interest-earning assets to average interest-bearing liabilities			121.69%			121.18%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended December 31, 2022 and 2021, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2022			2021
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$297,640	$2,895	3.89%	$289,434	$2,743	3.79%
Mortgage-backed securities	14,048	115	3.27	453	3	2.65
Other securities	–	–	–	–	–	–
Other interest-earning assets	11,161	121	4.34	38,318	35	0.37
Total interest-earning assets	322,849	3,131	3.88	328,205	2,781	3.39

Less: Allowance for loan losses	(1,642)			(1,607)
Non-interest-earning assets	11,948			12,549
Total assets	$333,155			$339,147

Interest-bearing liabilities:
Demand deposits	$20,234	$9	0.18%	$20,423	$10	0.20%
Savings	75,546	71	0.39	73,086	67	0.37
Certificates of deposit	112,888	224	0.79	127,088	274	0.86
Total deposits	205,668	304	0.59	220,597	351	0.64
Borrowings	61,965	379	2.45	49,963	97	0.78
Total interest-bearing liabilities	267,633	683	1.02	270,560	448	0.66

Noninterest-bearing demand deposits	12,738			14,129
Noninterest-bearing liabilities	1,247			2,042
Total liabilities	281,618			286,731

Shareholders’ equity	51,537			52,416
Total liabilities and shareholders’ equity	$333,155			$339,147
Net interest spread		$2,448	2.86%		$2,333	2.73%
Net interest margin			3.03%			2.84%
Average interest-earning assets to average interest-bearing liabilities			121.31%			121.31%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2022 to December 31, 2022

Financial Position and Results of Operations

At December 31, 2022 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Assets: At December 31, 2022, the Company’s assets totaled $335.4 million, an increase of $7.3 million, or 2.2%, from total assets at June 30, 2022. This increase was attributed primarily to increases in loans, net, and investment securities.

Cash and cash equivalents: Cash and cash equivalents decreased $18.2 million or 70.4% to $7.7 million at December 31, 2022. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Investment securities: At December 31, 2022, our securities portfolio, which consisted of mortgage-backed securities, increased $3.0 million or 28.0% and totaled $13.8 million, compared to June 30, 2022.

Loans: Loans, net increased $24.4 million or 8.9% and totaled $299.0 million at December 31, 2022, as a significant amount of residential real estate loans, which represent the core of the Company’s business were added to the portfolio. One- to four-family, multi-family and construction loans increased $15.2 million, $5.9 million and $4.3 million from June 30, 2022, respectively. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At December 31, 2022, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $6.1 million, or 2.0% of total loans (including acquired loans), compared to $5.8 million or 2.1%, of total loans at June 30, 2022. The Company’s allowance for loan losses totaled $1.7 million and $1.5 million at December 31, 2022 and June 30, 2022, respectively. The allowance for loan losses at December 31, 2022, represented 27.2% of nonperforming loans and 0.6% of total loans (including acquired loans), while at June 30, 2022, the allowance represented 26.3% of nonperforming loans and 0.6% of total loans.

The Company had $7.5 million in assets classified as substandard for regulatory purposes at December 31, 2022, and real estate owned (“REO”) of $10,000. Classified loans as a percentage of total loans (including loans acquired) was 2.5% and 2.7% at December 31, 2022 and June 30, 2022, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2022	June 30, 2022
Substandard assets	$7,523	$7,458
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$7,523	$7,458

At December 31, 2022, the Company’s real estate acquired through foreclosure represented 0.1% of substandard assets compared to 0.1% at June 30, 2022. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at December 31, 2022 and June 30, 2022, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2022 and 2021

General

Net income totaled $747,000 or $0.09 diluted earnings per share for the six months ended December 31, 2022, a decrease of $303,000 or 28.9% from net income of $1.1 million or $0.13 diluted earnings per share for the same period in 2021. The decrease in net income on a six-month basis was primarily attributable to lower non-interest income, increased provision for loan losses, and higher non-interest expense.

Net Interest Income

Net interest income before provision for loan losses increased $42,000 or 0.9% to $4.9 million for the six-month period just ended. Interest income increased by $261,000, or 4.5%, to $6.0 million, while interest expense increased $219,000 or 23.9% to $1.1 million for the six months ended December 31, 2022.

The increase in interest income period-to-period was due primarily to an increased average rate earned on interest-earning assets, which increased 27 basis points to 3.77% for the recently-ended six-month period compared to the prior year period. The average balance of interest-earning assets decreased $9.7 million or 3.0% to $319.3 million for the six months ended December 31, 2022.

Interest income on loans decreased $138,000 or 2.4% to $5.5 million, due primarily to a decrease in the average rate earned on the loan portfolio, which decreased five basis points to 3.82%, while the average balance decreased $3.5 million or 1.2% to $290.1 million for the six-month period ended December 31, 2022. Interest income from mortgage-backed securities increased $223,000 $229,000 for the six months just ended due to increases in the average balance and average rate earned on those assets. The average balance increased $13.5 million to $14.0 million for the period, while the average rate earned increased 71 basis points to 3.28% for the recently-ended period. Interest income from interest-bearing deposits and other increased $176,000 to $248,000 for the six months just ended due to an increase in the average rate earned, which increased 2.84% to 3.25% for the recently-ended period.

Interest expense increased $219,000 or 23.9% to $1.1 million for the six months ended December 31, 2022, primarily due to increased average rate paid on funding sources, which increased 19 basis points to 0.87% for the recently-ended period. Interest expense on borrowings increased $284,000 or 143.4% to $482,000 for the six-month period just ended compared to the prior year period due chiefly to higher average rates paid on those funds, which increased 1.17% to 1.93%. The average balance of borrowings outstanding decreased $2.5 million or 4.9% to $49.9 million for the recently ended six-month period. Interest expense on deposits decreased $65,000 or 9.0% to $654,000 for the six months just ended, while the average balance of deposits decreased $6.6 million or 3.0% to $212.5 million. Interest expense on certificates of deposit decreased $104,000 or 18.4% to $461,000, for the six months just ended primarily due to a decrease in the average cost, which decreased by 10 bps to 0.79%.

Net interest spread increased from 2.82% for the prior year semiannual period to 2.90% for the six-month period ended December 31, 2022.

Provision for Losses on Loans

Management determined that a $113,000 provision for loan loss was appropriate in light of the relatively large increase in the loan portfolio during the period. Loans, net, increased $24.4 million or 8.9% and totaled $299.0 million at December 31, 2022, compared to $274.6 million at June 30, 2022. The additional provision was appropriate not only for the increase in the loan portfolio but also, in part, to reflect an increase in multi-family loans, which increased $5.9 million or 41.2% and totaled $20.1 million at December 31, 2022. Multi-family loans carry a slightly higher risk profile than 1-4 family residential loans, which makes up the greatest portion of the Company’s loan portfolio.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2022 and 2021 (continued)

Non-interest Income

Non-interest income decreased $161,000 or 49.1% to $167,000 for the six months ended December 31, 2022, compared to the prior year period, primarily due to decreased net gains on sales of loans. Net gain on sales of loans decreased $202,000 to $6,000 for the recently-ended six-month period. Interest rates in the general market have risen significantly since March 2022, which has resulted in a reduced demand for long-term fixed rate loans. The Company routinely sells long-term, fixed rate loans to the FHLB of Cincinnati after they are originated.

Non-interest Expense

Non-interest expense increased $83,000 or 2.1% to $4.0 million for the six months ended December 31, 2022, primarily due to higher auditing and accounting costs, as well as higher other non-interest expenses.

Auditing and accounting costs increased $96,000 or 120.0% to $176,000 for the recently-ended period due increased internal and external audit expenses.

Other non-interest expense increased $41,000 or 14.3% to $327,000 for the semi-annual period just ended due primarily to costs associated with various administrative expenses including employee training, bank logistics and contributions to aid those who suffered historic flash flooding in our easternmost bank service area.

Income Tax Expense

Income tax expense decreased $12,000 or 5.0% to $229,000 for the six months ended December 31, 2022, compared to the prior year period. The effective tax rates for the six-month periods ended December 31, 2022 and 2021, were 23.5% and 18.7%, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2022 and 2021

General

Net income totaled $374,000 or $0.04 diluted earnings per share for the three months ended December 31, 2022, a decrease of $108,000 or 22.4% from net income of $482,000 or $0.06 diluted earnings per share for the same period in 2021. The decrease in net earnings for the quarter ended December 31, 2022 was primarily attributable to higher non-interest expense, higher income taxes, and lower non-interest income, which were partially offset by increased net interest income.

Net Interest Income

Net interest income increased $115,000 or 4.9% to $2.4 million for the three-month period just ended, as interest income increased at a faster pace than interest expense. Interest income increased by $350,000, or 12.6%, to $3.1 million, while interest expense increased $235,000 or 52.5% to $683,000 for the three months ended December 31, 2022.

The increase in interest income period-to-period was led by an increase in interest income on loans but was strongly supported by increases in interest income on mortgage-backed securities and interest-bearing deposits and other. Interest income on loans increased $152,000 or 5.5% to $2.9 million for the quarterly period just ended due to both increased average balance of loans in the portfolio and increased average rate earned. The average balance of loans, net increased $8.2 million or 2.8% to $297.6 million for the period, while the average balance earned on those assets increased 10 basis points to 3.89%. Interest income on mortgage-backed securities increased $112,000 to $115,000 for the three months ended December 31, 2022, and was due primarily to an increase in the average balance, which increased $13.6 million to $14.0 million for the quarter just ended, while the average rate increased 63 basis points to 3.27% for the period. Interest income on interest-bearing deposits and other increased $86,000 and totaled $121,000 for the quarter just ended due to increased average rate earned on those assets. The average rate earned increased 3.97% to 4.34%, which was attributed to the rise in short-term interest rates orchestrated by the FOMC during the previous nine months. The average balance of other interest-earning assets decreased $27.2 million or 70.9% to $11.2 million for the recently-ended quarter.

The increase in interest expense was attributed primarily to an increase in interest expense on borrowings, which increased $282,000 to $379,000 for the recently-ended quarterly period. Interest expense on deposits decreased $47,000 or 13.4% to $304,000 for the period. Interest expense on borrowings was chiefly attributed to an increase in the average rate, which increased 1.67% to 2.45% for the three months just ended, while the average balance increased $12.0 million or 24.0% to $62.0 million. Advances were used to replace deposits, whose average balance decreased $14.9 million or 6.8% to $205.7 million for the three months just ended. The average rate paid on interest-bearing deposits decreased 5 basis points to 0.59% for the recently ended period.

Net interest spread increased 13 basis points from 2.84% for the prior year quarterly period to 2.83% for the three-month period ended December 31, 2022.

Provision for Losses on Loans

The Company recorded no provision for loan losses for the three-month periods ended December 31, 2022, and 2021.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2022 and 2021 (continued)

Non-interest Income

Non-interest income decreased $31,000 or 31.0% to $69,000 for the recently ended quarter due primarily to decreased net gains on sales of loans. Interest rates have risen significantly since March 2022, which has resulted in a reduced demand for long-term fixed rate loans, which the Company routinely sells to the FHLB of Cincinnati after they are originated.

Non-interest Expense

Non-interest expense increased $136,000 or 7.2% to $2.0 million for the quarter ended December 31, 2022, due primarily to higher employee compensation and benefits, as well as higher auditing and accounting costs. Employee compensation and benefits costs increased quarter to quarter chiefly due to general salary increases as well as lower expense in the prior year quarter related to the defined benefit pension plan.

Income Tax Expense

Income tax expense increased $56,000 to $113,000 for the three months ended December 31, 2022, compared to the prior year period. The effective tax rates for the three-month periods ended December 31, 2022 and 2021 were 23.2% and 10.6%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2022 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2022.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
October 1-31, 2022	–	$–	–	67,980
November 1-30, 2022	7,000	$7.25	7,000	60,980
December 1-31, 2022	8,000	$7.10	3,000	52,980

(1)	On February 3, 2021, the Company announced that it had substantially completed its program initiated on December 19, 2018 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended December 31, 2022 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2023	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 14, 2023	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer