Form 10-Q
period 2023-03-31
Kentucky First Federal Bancorp
filed 2023-05-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 12, 2023, the latest practicable date, the Corporation had 8,097,695 shares of $.01 par value common stock outstanding.

i

PART I-FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2023	2022
ASSETS
Cash and due from financial institutions	$2,242	$2,002
Fed funds sold	656	14,824
Interest-bearing demand deposits	5,187	8,997
Cash and cash equivalents	8,085	25,823

Securities available-for-sale	12,863	10,477
Securities held-to-maturity, at amortized cost- approximate fair value of $273 and $323 at March 31, 2023 and June 30, 2022, respectively	289	339
Loans held for sale	–	152
Loans, net of allowance of $1,633 and $1,529 at March 31, 2023 and June 30, 2022, respectively	306,960	274,583
Real estate owned, net	70	10
Premises and equipment, net	4,490	4,563
Federal Home Loan Bank stock, at cost	4,688	6,498
Accrued interest receivable	887	649
Bank-owned life insurance	2,811	2,750
Goodwill	947	947
Prepaid income taxes	–	382
Deferred income taxes	49	–
Prepaid expenses and other assets	775	907

Total assets	$342,914	$328,080

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$209,391	$239,857
Federal Home Loan Bank advances	80,899	34,066
Advances by borrowers for taxes and insurance	503	766
Accrued interest payable	48	12
Accrued income taxes	469	–
Deferred income taxes	–	889
Other liabilities	465	465
Total liabilities	291,775	276,055

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,892
Retained earnings	20,425	20,560
Unearned employee stock ownership plan (ESOP)	–	(5)
Treasury shares at cost, 498,369 and 441,369 common shares at March 31, 2023 and June 30, 2022, respectively	(3,902)	(3,508)
Accumulated other comprehensive income (loss)	(361)	–
Total shareholders’ equity	51,139	52,025

Total liabilities and shareholders’ equity	$342,914	$328,080

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Interest income
Loans, including fees	$8,522	$8,190	$2,983	$2,513
Mortgage-backed securities	345	8	116	2
Interest-bearing deposits and other	359	118	111	46
Total interest income	9,226	8,316	3,210	2,561

Interest expense
Interest-bearing demand deposits	29	29	9	10
Savings	235	203	62	68
Certificates of Deposit	844	823	383	258
Deposits	1,108	1,055	454	336
Borrowings	1,193	285	711	87
Total interest expense	2,301	1,340	1,165	423
Net interest income	6,925	6,976	2,045	2,138
Provision (credit) for loan losses	113	(106)	–	(106)
Net interest income after provision for loan losses	6,812	7,082	2,045	2,244

Non-interest income
Earnings on bank-owned life insurance	60	59	20	19
Net gain on sales of loans	6	231	–	23
Net gain (loss) on sales of real estate owned	–	(8)	–	–
Net gain on sale of property and equipment held for sale	10	–	–	–
Other	160	140	49	52
Total non-interest income	236	422	69	94

Non-interest expense
Employee compensation and benefits	3,697	3,675	1,243	1,237
Data processing	330	416	100	109
Occupancy and equipment	469	460	156	159
FDIC insurance premiums	63	49	22	23
Voice and data communications	93	93	32	31
Advertising	110	106	31	20
Outside service fees	181	133	77	31
Auditing and accounting	212	128	36	48
Regulatory assessments	67	77	17	25
Foreclosure and real estate owned expenses (net)	77	67	32	23
Franchise and other taxes	107	114	29	23
Other	468	428	141	142
Total non-interest expense	5,874	5,746	1,916	1,871

Income before income taxes	1,174	1,758	198	467

Income tax expense	283	374	54	133

NET INCOME	$891	$1,384	$144	$334

EARNINGS PER SHARE
Basic and diluted	$0.11	$0.17	$0.02	$0.04
DIVIDENDS PER SHARE	$0.30	$0.30	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Net income	$891	$1,384	$144	$334

Other comprehensive gains (losses), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes (benefit) of $(119), $0, $(6) and $0 during the respective periods	(361)	–	(18)	–
Comprehensive income	$530	$1,384	$126	$334

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2023

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2022	$86	$34,892	$20,560	$(5)	$(3,508)	$–	$52,025

Net income	–	–	891	–	–	–	891
Allocation of ESOP shares	–	(1)	–	5	–	–	4
Acquisition of shares for Treasury	–	–	–	–	(394)	–	(394)
Other comprehensive loss						(361)	(361)
Cash dividends of $0.30 per common share	–	–	(1,026)	–	–	–	(1,026)

Balance at March 31, 2023	$86	$34,891	$20,425	$-	$(3,902)	$(361)	$51,139

March 31, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at June 30, 2021	$86	$34,916	$20,364	$(102)	$(2,968)	$–	$52,296

Net income	–	–	1,384	–	–	–	1,384
Allocation of ESOP shares	–	(23)	–	95	–	–	72
Acquisition of shares for Treasury	–	–	–	–	(61)	–	(61)
Cash dividends of $0.30 per common share	–	–	(1,045)	–	–	–	(1,045)

Balance at March 31, 2022	$86	$34,893	$20,703	$(7)	$(3,029)	$–	$52,646

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2023

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive loss	Total
Balance at December 31, 2022	$86	$34,892	$20,622	$–	$(3,616)	$(343)	$51,641

Net income	–	–	144	–	–	–	144
Allocation of ESOP shares	–	(1)	–	–	–		(1)
Acquisition of shares for Treasury	–	–	–	–	(286)		(286)
Other comprehensive loss						(18)	(18)
Cash dividends of $0.10 per common share	–	–	(341)	–	–	–	(341)

Balance at March 31, 2023	$86	$34,891	$20,425	$–	$(3,902)	$(361)	$51,139

March 31, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at December 31, 2021	$86	$34,893	$20,718	$(9)	$(3,029)	$–	$52,659

Net income	–	–	334	–	–	–	334
Allocation of ESOP shares	–	–	–	2	–	–	2
Cash dividends of $0.10 per common share	–	–	(349)	–	–	–	(349)

Balance at March 31, 2022	$86	$34,893	$20,703	$(7)	$(3,029)	$–	$52,646

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$891	$1,384
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	195	194
Accretion of purchased loan credit discount	(34)	(38)
Amortization of deferred loan origination costs (fees)	(19)	(88)
Amortization of premiums on investment securities	(22)	2
Net gain on sale of loans	(6)	(231)
Net loss on sale of real estate owned	–	8
Net gain on sale of property & equipment	(10)	–
ESOP compensation expense	4	72
Earnings on bank-owned life insurance	(60)	(59)
Provision (credit) for loan losses	113	(106)
Origination of loans held for sale	(157)	(6,283)
Proceeds from loans held for sale	315	6,479
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(238)	63
Prepaid expenses and other assets	(38)	(118)
Accrued interest payable	36	(4)
Other liabilities	–	(63)
Income taxes	32	(68)
Net cash provided by operating activities	1,002	1,144

Cash flows from investing activities:
Purchase of investments available for sale	(4,974)	–
Purchase of FHLB stock	(251)	–
Maturities of time deposits in other financial institutions	–	247
Securities maturities, prepayments and calls:
Held to maturity	46	102
Available for sale	2,133	4
Proceeds from redemption of FHLB stock	2,061	–
Loans originated for investment, net of principal collected	(32,497)	28,724
Proceeds from sale of property and equipment held for sale	180	–
Proceeds from sale of real estate owned	–	26
Additions to premises and equipment, net	(122)	(127)
Net cash provided by (used in) investing activities	(33,424)	28,976

Cash flows from financing activities:
Net increase (decrease) in deposits	(30,466)	11,799
Payments by borrowers for taxes and insurance, net	(263)	(309)
Proceeds from Federal Home Loan Bank advances	119,750	8,000
Repayments on Federal Home Loan Bank advances	(72,917)	(24,091)
Treasury stock purchased	(394)	(61)
Dividends paid on common stock	(1,026)	(1,045)
Net cash provided by (used in) financing activities	14,684	(5,707)

Net increase (decrease) in cash and cash equivalents	(17,738)	24,413

Beginning cash and cash equivalents	25,823	21,648

Ending cash and cash equivalents	$8,085	$46,061

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$250	$500

Interest on deposits and borrowings	$2,265	$1,344

Transfers of loans to real estate owned, net	$60	$45

Loans made on sale of real estate owned	$–	$32

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2023

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

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month and nine-month periods ended March 31, 2023, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2022, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2022 filed with the Securities and Exchange Commission.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

1. Basis of Presentation (continued)

 New Accounting Standards (continued)

We have selected and engaged a third-party software provider for modeling our data. We have run parallel calculations using both our traditional allowance calculation methodology and the new CECL software for the two most recent quarterly periods. We are pleased with the progress being made on the fine tuning of the data inputs for the model. We expect to recognize a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period in which the new standard is effective, but cannot yet determine the magnitude of any such one-time adjustment or the overall impact of the new guidance on the consolidated financial statements. However, the Company does expect ASU 2016-13 to add complexity and costs to its current credit loss evaluation process.

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

2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
	2023	2022	2023	2022
Net income allocated to common shareholders, basic and diluted	$891,000	$1,384,000	$144,000	$334,000

EARNINGS PER SHARE	$0.11	$0.17	$0.02	$0.04
Weighted average common shares outstanding, basic and diluted	8,144,767	8,216,989	8,129,006	8,215,825

There were no stock option shares outstanding for the nine- or three-month periods ended March 31, 2023 and 2022.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2023 and June 30, 2022, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$13,343	$–	$480	$12,863

Held-to-maturity Securities
Agency mortgage-backed: residential	$289	$–	$16	$273

	June 30, 2022
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$10,477	$–	$–	$10,477

Held-to-maturity Securities
Agency mortgage-backed: residential	$339	$2	$18	$323

Our pledged securities (including overnight and time deposits in other financial institutions) totaled $6.2 million and $1.7 million at March 31, 2023 and June 30, 2022, respectively.

We evaluated securities in unrealized loss positions for evidence of other-than-temporary impairment, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk, and have had values impacted by increased interest rates. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no impairment has been recognized through earnings.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

3. Investment Securities (continued)

As of March 31, 2023:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$13,343	$480	$12,863
12 Months or More
Mortgage-backed securities	–	–	–
Total temporarily impaired AFS securities	$13,343	$480	$12,863

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$–	$–	$–
12 Months or More
Mortgage-backed securities	289	16	273
Total temporarily impaired HTM securities	$289	$16	$273

As of June 30, 2022:

There were no available-for-sale investment securities in an unrealized loss position at June 30, 2022.

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$197	$15	$182
12 Months or More
Mortgage-backed securities	45	3	42
Total temporarily impaired HTM securities	$242	$18	$273

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

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

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2023	2022
Residential real estate
One- to four-family	$236,796	$216,432
Multi-family	19,859	14,252
Construction	9,234	1,363
Land	507	1,062
Farm	1,290	1,338
Nonresidential real estate	30,014	31,441
Commercial nonmortgage	960	1,006
Consumer and other:
Loans on deposits	806	891
Home equity	8,656	7,670
Automobile	112	117
Unsecured	359	540
	308,593	276,112
Allowance for loan losses	(1,633)	(1,529)
	$306,960	$274,583

The amounts above include net deferred loan costs of $336,000 and $290,000 as of March 31, 2023 and June 30, 2022, respectively.

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

March 31, 2023

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

March 31, 2023

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2023:

(in thousands)	Beginning balance	Provision (credit) for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One-to four-family	$800	$44	$(22)	$13	$835
Multi-family	231	96	–	–	327
Construction	4	29	–	–	33
Land	3	(2)	–	–	1
Farm	5	–	–	–	5
Nonresidential real estate	461	(53)	–	–	408
Commercial nonmortgage	2	–	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	21	–	–	–	21
Automobile	–	–	–	–	–
Unsecured	1	(1)	–	–	–
Totals	$1,529	$113	$(22)	$13	$1,633

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2023:

(in thousands)	Beginning balance	Provision (credit) for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$778	$79	$(22)	$–	$835
Multi-family	363	(36)	–	–	327
Construction	26	7	–	–	33
Land	1	–	–	–	1
Farm	5	–	–	–	5
Nonresidential real estate	457	(49)	–	–	408
Commercial nonmortgage	2	–	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	21	–	–	–	21
Automobile	–	–	–	–	–
Unsecured	1	(1)	–	–	–
Totals	$1,655	$–	$(22)	$–	$1,633

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the nine months ended March 31, 2022:

(in thousands)	Beginning balance	Provision (credit) for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$794	$(4)	$(31)	$–	$759
Multi-family	291	(68)	–	–	223
Construction	12	(7)	–	–	5
Land	3	1	–	–	4
Farm	5	1	–	–	6
Nonresidential real estate	494	(33)	–	–	461
Commercial nonmortgage	5	(3)	–	–	2
Consumer and other:
Loans on deposits	2	(1)	–	–	1
Home equity	15	7	–	–	22
Automobile	–	–	–	–	–
Unsecured	1	1	(3)	2	1
Totals	$1,622	$(106)	$(34)	$2	$1,484

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2022:

(in thousands)	Beginning balance	Provision (credit) for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$831	$(58)	$(14)	$–	$759
Multi-family	212	11	–	–	223
Construction	6	(1)	–	–	5
Land	–	4	–	–	4
Farm	6	–	–	–	6
Nonresidential real estate	526	(65)	–	–	461
Commercial nonmortgage	3	(1)	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	17	5	–	–	22
Automobile	–	–	–	–	–
Unsecured	1	(1)	–	1	1
Totals	$1,603	$(106)	$(14)	$1	$1,484

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

4. Loans receivable (continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2023. The recorded investment in loans excludes accrued interest receivable due to immateriality.

March 31, 2023:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality*	Unpaid principal balance and recorded investment	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,233	$366	$3,599	$–
Multi-family	552	–	552	–
Farm	270	–	270	–
Nonresidential real estate	1,036	–	1,036	–
	5,091	366	5,457	–

Loans collectively evaluated for impairment:
Residential real estate:
One- to four-family			$233,197	$835
Multi-family			19,307	327
Construction			9,234	33
Land			507	1
Farm			1,020	5
Nonresidential real estate			28,978	408
Commercial nonmortgage			960	2
Consumer:
Loans on deposits			806	1
Home equity			8,656	21
Automobile			112	–
Unsecured			359	–
			303,136	1,633
			$308,593	$1,633

*	These loans were evaluated at acquisition date at their estimated fair value and there has been no subsequent deterioration since acquisition.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the nine months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2023			2022
With no related allowance recorded:
One- to four-family	$3,227	$147	$147	$3,494	$94	$94
Multi-family	561	15	15	610	16	16
Farm	270	–	–	274	–	–
Nonresidential real estate	1,055	41	41	1,229	40	40
Consumer	46	6	6	54	1	1
Purchased credit-impaired loans	383	17	17	546	19	19
	5,542	226	226	6,207	170	170
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$5,542	$226	$226	$6,207	$170	$170

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2023			2022
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,240	$66	$66	$3,329	$83	$83
Multi-family	555	5	5	577	5	5
Farm	265	–	–	274	–	–
Nonresidential real estate	1,047	12	12	1,215	12	12
Consumer	–	–	–	57	1	1
Purchased credit-impaired loans	371	6	6	487	5	5
	5,478	89	89	5,939	106	106
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$5,478	$89	$89	$5,939	$106	$106

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2023 and June 30, 2022:

	March 31, 2023		June 30, 2022
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$3,513	$466	$3,528	$287
Multifamily	552	–	570	–
Farm	270	–	270	–
Nonresidential real estate and land	1,036	–	1,073	–
Commercial and industrial	–	–	–	1
Consumer	4	38	90	–
	$5,375	$504	$5,531	$288

One- to four-family loans in process of foreclosure totaled $1.2 million and $489,000 at March 31, 2023 and June 30, 2022, respectively.

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

At March 31, 2023 and June 30, 2022, the Company had $1.2 million and $1.4 million of loans classified as TDRs, respectively. Of the TDRs at March 31, 2023, approximately 15.9% were related to the borrower’s completion of Chapter 7 bankruptcy proceedings with no reaffirmation of the debt to the Banks.

During the nine- and three-months ended March 31, 2023, the Company restructured no loans as TDRs. No TDRs defaulted during the nine-month periods ended March 31, 2023 or 2022.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2023, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$2,465	$2,163	$4,628	$232,168	$236,796
Multi-family	–	–	–	19,859	19,859
Construction	93	–	93	9,141	9,234
Land	–	–	–	507	507
Farm	–	–	–	1,290	1,290
Nonresidential real estate	–	–	–	30,014	30,014
Commercial non-mortgage	–	–	–	960	960
Consumer and other:
Loans on deposits	–	–	–	806	806
Home equity	443	10	453	8,203	8,656
Automobile	–	–	–	112	112
Unsecured	9	28	37	322	359
Total	$3,010	$2,201	$5,211	$303,382	$308,593

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2022, by class of loans:

June 30, 2022:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total

Residential real estate
One- to four-family	$2,662	$1,326	$3,988	$212,444	$216,432
Multi-family	–	–	–	14,252	14,252
Construction	5	–	5	1,358	1,363
Land	–	–	–	1,062	1,062
Farm	–	–	–	1,338	1,338
Nonresidential real estate	–	–	–	31,441	31,441
Commercial and industrial	72	1	73	933	1,006
Consumer and other
Loans on deposits	–	–	–	891	891
Home equity	188	71	259	7,411	7,670
Automobile	–	–	–	117	117
Unsecured	–	–	–	540	540
	$2,927	$1,398	$4,325	$271,787	$276,112

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2023
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

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$230,964	$179	$5,653	$–
Multi-family	19,307	–	552	–
Construction	9,234	–	–	–
Land	507	–	–	–
Farm	1,020	–	270	–
Nonresidential real estate	28,290	688	1,036	–
Commercial nonmortgage	960	–	–	–
Consumer:
Loans on deposits	806	–	–	–
Home equity	8,613	–	43	–
Automobile	112	–	–	–
Unsecured	354	–	5	–
	$300,167	$867	$7,559	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2023
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

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $88,000 and $88,000 at March 31, 2023 and June 30, 2022, respectively, is as follows:

(in thousands)	March 31, 2023	June 30, 2022
One- to four-family residential real estate	$366	$400

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Nine months ended March 31, 2023	Twelve months ended June 30, 2022
Balance at beginning of period	$339	$390
Accretion of income	(34)	(51)
Balance at end of period	$305	$339

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2022, nor for the nine-month period ended March 31, 2023. Neither were any allowance for loan losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2023
Agency mortgage-backed: residential	$12,863	$–	$12,863	$–

June 30, 2022
Agency mortgage-backed: residential	$10,477	$–	$10,477	$–

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

March 31, 2023

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

There were no loans measured on a nonrecurring basis using the fair value of the collateral for collateral-dependent loans, at March 31, 2023 or at June 30, 2022.

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

There was no other real estate owned (“OREO”) written down during the nine- or three-month periods ended March 31, 2023 or 2022. There was no OREO measured on a nonrecurring basis during the period at fair value less costs to sell at March 31, 2023 or June 30, 2022.

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

March 31, 2023

(unaudited)

5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2023 and June 30, 2022 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2023 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,085	$8,085			$8,085
Available-for-sale securities	12,863		$12,863		12,863
Held-to-maturity securities	289		273		273
Loans receivable, net	306,960			290,695	290,695
Federal Home Loan Bank stock	4,688				n/a
Accrued interest receivable	887		887		887

Financial liabilities
Deposits	$209,391	$94,807	$114,326		209,133
Federal Home Loan Bank advances	80,899		80,562		80,562
Advances by borrowers for taxes and insurance	503		503		503
Accrued interest payable	48		48		48

		Fair Value Measurements at
	Carrying	June 30, 2022 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$25,823	$25,823			$25,823

Available-for-sale securities	10,477		$10,477		10,477
Held-to-maturity securities	339		323		323
Loans held for sale	152		153		153
Loans receivable - net	274,583			$271,994	271,994
Federal Home Loan Bank stock	6,498				n/a
Accrued interest receivable	649		649		649

Financial liabilities
Deposits	$239,857	$115,152	$124,682		$239,834
Federal Home Loan Bank advances	34,066		33,688		33,688
Advances by borrowers for taxes and insurance	766		766		766
Accrued interest payable	12		12		12

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

6. Other Comprehensive Loss

The Company’s other comprehensive loss is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive loss balances, net of tax:

(in thousands)	Nine months ended March 31, 2023	Three months ended March 31, 2023
Balance at beginning of period	$–	$(343)
Current period change	(361)	(18)
Balance at end of period	$(361)	$(361)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended		Three months ended
	March 31,		March 31,
(in thousands)	2023	2022	2023	2022
Unrealized holding losses on available-for-sale securities	$(480)	$–	$(24)	$–
Tax effect	119	–	6	–
	$(361)	$–	$(18)	$–

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry; changes in the level of inflation; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; the impact of the interest rate environment on our business, financial condition and results of operations; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; the ability to pay future dividends at currently expected rates; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2022. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

Asset/Liability Management

Management and the boards of the subsidiary Banks are responsible for the asset/liability management issues that affect the individual Banks. Either Bank may work with its sister Bank to mitigate potential asset/liability risks to the Banks and to the Company as a whole. Management utilizes a third-party to perform interest rate risk (“IRR”) calculations for each of the Banks. Management monitors and considers methods of managing the rate sensitivity and repricing characteristics of each of the Bank’s balance sheet components to maintain acceptable levels of change in the economic value of equity (“EVE”) as well as evaluating the impact on earnings in the event of changes in prevailing market interest rates. Interest rate sensitivity analysis is used to measure our interest rate risk by computing estimated changes in EVE that are a result of changes in the net present value of its cash flows from assets, liabilities, and off-balance sheet items. These changes in cash flow are estimated based on hypothetical instantaneous and permanent increases and decreases in market interest rates.

In March 2022 the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank began raising the target range for the fed funds rate of interest and since that time has raised the short-term interest rate by 500 basis points. At March 31, 2023, we believe our risk associated with rising interest rates was moderate. Our IRR model indicated that at March 31, 2023, our EVE was approximately 16.5%, despite the historic interest rate increases during the previous twelve months. Although general market participants believe that the FOMC will now pause interest rate increases for a period of time, our March 31, 2023 EVE is anticipated to be approximately 14.7% and 11.7% under sudden and sustained increase in prevailing market interest rates of 100 basis points and 200 basis points, respectively. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of computing EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine-month periods ended March 31, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2023			2022
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$294,651	$8,522	3.86%	$287,377	$8,190	3.80%
Mortgage-backed securities	13,787	345	3.34	445	8	2.40
Other interest-earning assets	13,241	359	3.61	40,067	118	0.39
Total interest-earning assets	321,679	9,226	3.82	327,889	8,316	3.38

Less: Allowance for loan losses	(1,611)			(1,607)
Non-interest-earning assets	12,026			12,124
Total assets	$332,094			$338,406

Interest-bearing liabilities:
Demand deposits	$20,415	$29	0.19%	$19,398	$29	0.20%
Savings	70,844	235	0.44	72,729	203	0.37
Certificates of deposit	115,822	844	0.97	126,614	823	0.87
Total interest-bearing deposits	207,081	1,108	0.71	218,741	1,055	0.64
Borrowings	58,348	1,193	2.73	49,934	285	0.76
Total interest-bearing liabilities	265,429	2,301	1.16	268,675	1,340	0.67

Noninterest-bearing demand deposits	13,588			15,155
Noninterest-bearing liabilities	1,467			2,246
Total liabilities	280,484			286,076

Shareholders’ equity	51,610			52,330
Total liabilities and shareholders’ equity	$332,094			$338,406
Net interest spread		$6,925	2.66%		$6,976	2.71%
Net interest margin			2.87%			2.84%
Average interest-earning assets to average interest-bearing liabilities			120.19%			122.04%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended March 31, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2023			2022
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$304,014	$2,983	3.93%	$274,197	$2,513	3.67%
Mortgage-backed securities	13,498	116	3.44	405	2	2.96
Other interest-earning assets	9,562	111	4.64	51,544	46	0.35
Total interest-earning assets	327,074	3,210	3.93	326,146	2,561	3.14

Less: Allowance for loan losses	(1,665)			(1,599)
Non-interest-earning assets	12,309			12,094
Total assets	$337,718			$336,641

Interest-bearing liabilities:
Demand deposits	$19,370	$9	0.19%	$19,398	$10	0.21%
Savings	63,810	62	0.39	75,004	68	0.36
Certificates of deposit	112,683	383	1.36	126,964	258	0.81
Total interest-bearing deposits	195,863	454	0.93	221,366	336	0.61
Borrowings	76,888	711	3.70	45,302	87	0.77
Total interest-bearing liabilities	272,751	1,165	1.71	266,668	423	0.63

Noninterest-bearing demand deposits	12,418			15,155
Noninterest-bearing liabilities	1,109			2,282
Total liabilities	286,279			284,105

Shareholders’ equity	51,440			52,536
Total liabilities and shareholders’ equity	$337,719			$336,641
Net interest spread		$2,045	2.22%		$2,138	2.51%
Net interest margin			2.50%			2.62%
Average interest-earning assets to average interest-bearing liabilities			119.92%			122.30%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2022 to March 31, 2023

Financial Position and Results of Operations

At March 31, 2023 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Assets: At March 31, 2023, the Company’s assets totaled $342.9 million, an increase of $14.8 million, or 4.5%, from total assets at June 30, 2022. This increase was attributed primarily to increases in loans, net.

Cash and cash equivalents: Cash and cash equivalents decreased $17.7 million or 68.7% to $8.1 million at March 31, 2023. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Investment securities: At March 31, 2023, our securities portfolio, which consisted of mortgage-backed securities, increased $2.3 million or 21.6% and totaled $13.2 million, compared to June 30, 2022.

Loans: Loans, net increased $32.4 million or 11.8% and totaled $307.0 million at March 31, 2023. Residential real estate loans comprise 86.2% of our loan portfolio at March 31, 2023, and approximately 86.6% of those loans have adjustable rates, although newly-originated loans have a period of time during which no rate adjustments can occur. After the initial period the applicable interest rates can change annually within limits and all such loans have ceiling rates. One- to four-family, multi-family and construction loans increased $20.4 million, $5.6 million and $7.9 million from June 30, 2022, respectively. Equity lines of credit, which have interest rates that can change monthly with the prime rate of interest, totaled $8.7 million at March 31, 2023. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At March 31, 2023, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $5.9 million, or 1.9% of total loans (including acquired loans), compared to $5.8 million or 2.1%, of total loans at June 30, 2022. The Company’s allowance for loan losses totaled $1.6 million and $1.5 million at March 31, 2023 and June 30, 2022, respectively. The allowance for loan losses at March 31, 2023, represented 27.8% of nonperforming loans and 0.5% of total loans (including acquired loans), while at June 30, 2022, the allowance represented 26.3% of nonperforming loans and 0.6% of total loans.

The Company had $7.6 million in assets classified as substandard for regulatory purposes at March 31, 2023, and real estate owned (“REO”) of $70,000. Classified loans as a percentage of total loans (including loans acquired) was 2.5% and 2.7% at March 31, 2023 and June 30, 2022, respectively. Of substandard loans, 99.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2023	June 30, 2022
Substandard assets	$7,629	$7,458
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$7,629	$7,458

At March 31, 2023, the Company’s real estate acquired through foreclosure represented 0.9% of substandard assets compared to 0.1% at June 30, 2022. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at March 31, 2023 and June 30, 2022, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2023 and 2022

General

Net income totaled $891,000 or $0.11 diluted earnings per share for the nine months ended March 31, 2023, a decrease of $493,000 or 35.6% from net income of $1.4 million or $0.17 diluted earnings per share for the same period in 2022. The decrease in net income on a nine-month basis was primarily attributable to increased provision for loan losses, lower non-interest income, higher non-interest expense, and decreased net interest income.

Net Interest Income

Net interest income before provision for loan losses decreased $51,000 or 0.7% to $6.9 million for the nine-month period just ended, as interest expense increased by $961,000, or 71.7%, to $2.3 million, while interest income increased $910,000 or 10.9% to $9.2 million for the nine months ended March 31, 2023.

The increase in interest expense period-to-period was due primarily to a 49 basis points increase in the average rate paid on interest-bearing liabilities, which increased to 1.16% for the recently-ended nine-month period compared to the prior year period despite a decrease in the average balance of interest-bearing liabilities by $3.2 million or 1.2% to $265.4 million for the nine months ended March 31, 2023. Deposits and FHLB advances are the primary funding sources utilized by the Company and interest expense on those funds increased in response to the 500 basis point increase in the discount rate implemented by the Federal Open Market Committee of the Federal Reserve Bank (“FOMC”) beginning March 2022. Although the yield on the Company’s assets generally changes in response to interest rate changes, those assets do not reprice as quickly as funding sources reprice. As such, interest expense on borrowings increased $908,000 or 318.6% to $1.2 million for the nine months just ended, while interest expense on deposits increased $53,000 or 5.0% to $1.1 million. Deposit balances decreased in the first two quarters of the fiscal year as general interest rates in the market rose and customers sought higher yields on their interest-bearing funds. Many financial institutions experienced an outflow of deposit balances in 2022 after balance sheets swelled during the COVID-19 pandemic due to government stimulus funding and limited spending opportunities for customers. Our deposit balances decreased approximately $13.6 million and $17.0 million for the quarterly periods ended September 30, and December 31, 2022, respectively, but increased approximately $8,000 for the recently-ended quarter. Unlike some financial institutions which have struggled with high levels of uninsured bank deposits on their books, our Banks maintain a relatively low 13% of deposits which are not insured by the Federal Deposit Insurance Corporation (“FDIC”). If the FOMC continues to increase, management expects net earnings to be negatively impacted as the cost of funding is expected to increase faster than the yield on assets increases. The extent of any such negative impact will be largely dependent on whether and how much the FOMC continues to escalate interest rates. The fed funds futures market at this time indicates a general belief that the FOMC is finished increasing rates for the time being, which is anticipated to benefit our Company by allowing assets to continue repricing while the repricing of deposits slows.

Interest income increased year over year for all components of interest-earning assets due primarily to reallocation of the assets and an increase in the average rate earned on those assets, which increased 44 basis points to 3.82%. Although the average balance decreased $6.2 million or 1.9% to $321.7 million for the nine-month period ended March 31, 2023, we were able to redirect $26.8 million or 67.0% of our other interest-earning assets into loans and investments, which were able to earn higher yields. Interest income from loans increased $332,000 or 4.1% to $8.5 million, due chiefly to a $7.3 million or 2.5% increase in average balances, which totaled $294.7 million for the recently-ended period, while the average yield earned increased six basis points to 3.86%. Interest income from mortgage-backed securities increased $337,000 to $345,000 primarily due to an increase in average balance maintained during the period, which totaled $13.8 million for the current year period compared to $445,000 in the prior year and a 94 basis points increase in the average rate earned, which totaled 3.34% for the nine months just ended. Interest income on interest-bearing deposits and other increased $241,000 and totaled $359,000 for the nine months just ended due to an increase in the average rate earned on those assets, which totaled 3.61% for the nine months ended March 31, 2023, compared to 39 basis points for the prior year period.

Net interest spread decreased from 2.71% for the prior year period to 2.66% for the nine-month period ended March 31, 2023.

Provision for Losses on Loans

Management determined that a $113,000 provision for loan loss was appropriate in light of the relatively large increase in the loan portfolio during the period. Loans, net, increased $32.4 million or 11.8% and totaled $307.0 million at March 31, 2023, compared to $274.6 million at June 30, 2022. The additional provision was appropriate not only for the increase in the loan portfolio but also, in part, to reflect an increase in multi-family loans, which increased $5.6 million or 39.3% and totaled $19.9 million at March 31, 2023. Multi-family loans carry a slightly higher risk profile than 1-4 family residential loans, which makes up the greatest portion of the Company’s loan portfolio.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2023 and 2022 (continued)

Non-interest Income

Non-interest income decreased $186,000 or 44.1% to $236,000 for the nine months ended March 31, 2023, compared to the prior year period, primarily due to decreased net gains on sales of loans. Net gain on sales of loans decreased $225,000 to $6,000 for the recently-ended nine-month period. Interest rates in the general market have risen significantly since March 2022, which has resulted in a reduced demand for long-term fixed rate loans. The Company routinely sells long-term, fixed rate loans to the FHLB of Cincinnati after they are originated.

Non-interest Expense

Non-interest expense increased $128,000 or 2.2% to $5.9 million for the nine months ended March 31, 2023, primarily due to higher auditing and accounting costs and outside service fees.

Auditing and accounting costs increased $84,000 or 65.6% to $212,000 for the recently-ended period due to increased internal and external audit expenses. Outside service fees increased $48,000 or 36.1% to $181,000 for the nine months just ended as we incurred additional costs across our banking business including loan review, computer technology services, and interest rate monitoring, as well as general business expenses associated with public company operation and operation of employee benefits.

Other non-interest expense increased $40,000 or 9.3% to $468,000 for the nine months ended March 31, 2023 due primarily to costs associated with various administrative expenses including employee training, bank logistics and contributions to aid those who suffered historic flash flooding in our easternmost bank service area.

Income Tax Expense

Income tax expense decreased $91,000 or 24.3% to $283,000 for the nine months ended March 31, 2023, compared to the prior year period. The effective tax rates for the nine-month periods ended March 31, 2023 and 2022, were 24.1% and 21.3%, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended March 31, 2023 and 2022

General

Net income totaled $144,000 or $0.02 diluted earnings per share for the three months ended March 31, 2023, a decrease of $190,000 or 56.9% from net income of $334,000 or $0.04 diluted earnings per share for the same period in 2022. The decrease in net earnings for the quarter ended was primarily attributable to provision for losses on loans and lower net interest income.

Net Interest Income

Net interest income before provision for losses on loans decreased $93,000 or 4.4% to $2.0 million for the three-month period just ended, as interest expense increased at a faster pace than interest income. Interest expense increased by $742,000, or 175.4%, to $1.2 million, while interest income increased $649,000 or 25.3% to $3.2 million for the three months ended March 31, 2023.

The increase in interest income period-to-period was led by an increase in interest income on loans and was strongly supported by increases in interest income on mortgage-backed securities. Interest income on loans increased $470,000 or 18.7% to $3.0 million for the quarterly period just ended due to both increased average balance of loans in the portfolio and increased average rate earned. The average balance of loans, net increased $29.8 million or 10.9% to $304.0 million for the period, while the average balance earned on those assets increased 26 basis points to 3.93%. Interest income on mortgage-backed securities increased $114,000 to $116,000 for the three months ended March 31, 2023, and was due primarily to an increase in the average balance, which increased $13.1 million to $13.5 million for the quarter just ended, while the average rate increased 48 basis points to 3.44% for the period. Interest income on interest-bearing deposits and other increased $65,000 and totaled $111,000 for the quarter just ended due to a 4.29% increase in the average rate earned on those assets, which totaled 4.64% for the period. The average balance of other interest-earning assets decreased $42.0 million or 81.4% to $9.6 million for the recently-ended quarter, as we redeployed assets primarily into loans.

The increase in interest expense was attributed primarily to an increase in interest expense on borrowings, which increased $624,000 to $711,000 for the recently-ended quarterly period, while interest expense on deposits increased $118,000 or 35.1% to $454,000. Interest expense on borrowings increased chiefly due to an increase in the average rate paid on those funds, which increased 293 basis points to 3.70% for the three months just ended, while the average balance increased $31.6 million or 67.7% to $76.9 million. Advances were used to replace deposits, whose average balance decreased $25.5 million or 11.5% to $195.9 million for the three months just ended due to deposit decreases occurring in the first two quarters of this fiscal year, as described above. The average rate paid on interest-bearing deposits increased 32 basis points to 0.93% for the recently ended period.

Net interest spread decreased 29 basis points from 2.51% for the prior year quarterly period to 2.22% for the three-month period ended March 31, 2023.

Provision for Losses on Loans

The Company recorded no provision for loan losses for the three-month period ended March 31, 2023, while a negative provision of $106,000 was made for the three-month period ended March 31, 2022.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended March 31, 2023 and 2022 (continued)

Non-interest Income

Non-interest income decreased $25,000 or 26.6% to $69,000 for the recently ended quarter due primarily to decreased net gains on sales of loans. Interest rates have risen significantly since March 2022, which has resulted in a reduced demand for long-term fixed rate loans, which the Company routinely sells to the FHLB of Cincinnati after they are originated.

Non-interest Expense

Non-interest expense increased $45,000 or 2.4% to $1.9 million for the quarter ended March 31, 2023, due primarily to higher outside service fees. Outside service fees increased $46,000 or 148.4% to $77,000 for the three months just ended as we incurred additional costs across our banking business including loan review, computer technology services, and interest rate monitoring, as well as general business expenses associated with public company operation and operation of employee benefits. Management expects these higher costs to continue at the higher levels and, although in some cases these costs are related to expanded services, the primary cause of the higher costs was general inflation.

Income Tax Expense

Income tax expense decreased $79,000 or 59.4% to $54,000 for the three months ended March 31, 2023, compared to the prior year period. The effective tax rates for the three-month periods ended March 31, 2023 and 2022 were 27.3% and 28.5%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2023 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the risk factors disclosed in Part I, “Item 1A- Risk Factors” in the Form 10-K for the year ended June 30, 2022 that the Company filed with the SEC on September 28, 2022.

The most significant risk factors affecting our business include the factors discussed in our Annual Report on Form 10-K for the year ended June 30, 2022 under the Item 1A, “Risk Factors” and the following additional factors:

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive and destabilizing deposit outflows.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. In May 2023, First Republic Bank was also placed into FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank, Signature Bank and First Republic Bank. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At March 31, 2023, we had $20.9 million in available liquidity, including $8.1 million in cash and cash equivalents. Our uninsured deposits are estimated to be approximately $27.8 million or 13.2% of total deposits. At March 31, 2023, we had off-balance sheet liquidity sources totaling $80.7 million, including $59.7 million in additional borrowing capacity at the Federal Home Loan Bank of Cincinnati. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Bank. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

Insufficient liquidity or liquidity related concerns could impair our ability to fund operations, pay dividends on outstanding shares of stock, and jeopardize our financial condition, growth and prospects.

We require sufficient liquidity to fund loan commitments, satisfy depositor withdrawal requests, make payments on our debt obligations as they become due, and meet other cash commitments. Liquidity risk is the potential that we will be unable to meet our obligations as they become due because of an inability to liquidate assets or obtain adequate funding at a reasonable cost, in a timely manner and without adverse conditions or consequences. Our sources of liquidity consist primarily of cash, assets readily convertible to cash (such as investment securities), increases in deposits, advances, as needed, from the FHLB, borrowings, as needed, from the Federal Reserve Bank of Cleveland and other borrowings. Our access to funding sources in amounts adequate to finance our activities or on acceptable terms could be impaired by factors that affect our organization specifically or the financial services industry or economy in general. Any substantial, unexpected, and/or prolonged change in the level or cost of liquidity, or any liquidity related requirements imposed by our regulators, could impair our ability to fund operations, pay dividends on outstanding shares of stock, enact stock repurchases, and meet our obligations as they become due and could have a material adverse effect on our business, financial condition and results of operations.

These risk factors could materially affect our business, financial condition or future results. The risks described are not the only risks that the Company face. Additional risks and uncertainties not currently known or that the Company currently deem to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

Our FDIC deposit insurance premiums and assessments may increase, which would reduce our profitability.

On March 12, 2023, the Department of the Treasury, the Federal Reserve and the FDIC issued a joint statement relating to the resolution of Silicon Valley Bank and Signature Bank that stated that losses to support uninsured deposits of those banks would be recovered via a special assessment on banks. On May 11, 2023 the FDIC Board of Directors approved a notice of proposed rulemaking, which would implement a special assessment to recover the cost associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. In general, large banks with large amounts of uninsured deposits benefitted most from the protection of uninsured depositors. Banking organizations with total assets over $50 billion would pay more than 95 percent of the special assessment and banking organizations with total assets under $5 billion would not be subject to the special assessment. Under the current provisions of this notice of proposed rulemaking, we believe that we would not be impacted by the special assessment associated with the most recent banking organization closures.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2023.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
January 1-31, 2023	–	$–	–	52,980
February 1-28, 2023	10,000	$7.07	10,000	42,980
March 1-31, 2023	32,000	$6.75	32,000	10,980

(1)	On February 3, 2021, the Company announced that it had substantially completed its program initiated on December 19, 2018 to repurchase of up to 150,000 shares of its common stock and that it was initiating a new stock repurchase plan in which the Board of Directors authorized the purchase of up to 150,000 shares of its common stock.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended March 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 15, 2023	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 15, 2023	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer