Form 10-K
period 2023-06-30
Kentucky First Federal Bancorp
filed 2023-09-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of the common stock held by nonaffiliates was $20.2 million as of December 31, 2022.

Number of shares of common stock outstanding as of September 24, 2023: 8,086,715

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2023. (Part II)

2.	Portions of Proxy Statement for the 2023 Annual Meeting of Stockholders. (Part III)

i

PART I

Item 1. Business.

Forward-Looking Statements

Certain statements contained in this report that are not historical facts are forward-looking statements that are subject to certain risks and uncertainties. When used herein, the terms “anticipates,” “plans,” “expects,” “believes,” and similar expressions as they relate to Kentucky First Federal Bancorp or its management are intended to identify such forward looking statements. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions, prices for real estate in the Company’s market areas, interest rate environment, competitive conditions in the financial services industry; changes in level of inflation; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; the impact of the interest rate environment on our business, financial condition and results of operations; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; the ability to pay future dividends at currently expected rates; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, the potential effects of the COVID-19 pandemic on the local and national economic environment, on our customers and on our operations (as well as any changes to federal, state and local government laws, regulations and orders in connection with the pandemic), the impacts related to or resulting from Russia’s military action in Ukraine, including the broader impacts to financial markets, and the other matters mentioned in Item 1A of this Annual Report on Form 10-K. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events. Accordingly, actual results may differ from those expressed in the forward-looking statements, and the making of such statements should not be regarded as a representation by the Company or any other person that results expressed therein will be achieved.

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

At June 30, 2023, Kentucky First had total assets of $349.0 million, deposits of $226.3 million and stockholders’ equity of $50.7 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office located at 655 Main Street, Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2023, First Federal of Hazard had total assets of $89.1 million, net loans of $81.0 million, total mortgage-backed and other securities of $4.3 million, deposits of $45.5 million and total capital of $18.0 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2023, First Federal of Kentucky had total assets of $260.4 million, net loans of $232.7 million, total mortgage-backed and other securities of $8.1 million, deposits of $182.8 million and total capital of $30.5 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in three distinct market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, median household income in Perry County is $43,931 compared to personal income of $52,326 in Kentucky and $74,580 in the United States. Total population in Perry County is approximately 28,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, consists service sector (50.4%), retail trade (23.6%), public administration (7.0%), and finance, insurance and real estate (6.8%). During the last five years, the unemployment rate (not seasonally adjusted) has been higher than most regions, and in July 2023, was 6.6%, compared to 3.8% in Kentucky and 3.8% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 52,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The services sector employs about 33.4% of the workforce followed by public administration (31.0%), followed by the retail (11.4%), and construction (7.8%.). The unemployment rate was 4.1% for July 2023. The median household income in Franklin County is $64,016.

Boyle County has a population of approximately 31,000. The services sector employs about 43.6% of the work force, while retail trade represents the next largest job counts with approximately 18.6% of the workforce. The transportation and communications sector and the manufacturing sector represent approximately 10.8% and 10.6% of the workforces, respectively. Centre College is one of the larger employers in the community. The unemployment rate was 5.1% in July 2023, while the median household income in Boyle County is $59,250.

 Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. As opportunities arise, we also offer loans secured by churches, commercial real estate, and multi-family real estate. We also offer loans secured by deposit accounts and home equity loans. Substantially all of our loans are made within the Banks’ respective market areas.

Residential Mortgage Loans. Our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2023, residential mortgage loans including construction loans and multi-family totaled $271.4 million, or 85.9%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of our adjustable-rate loans are indexed to the MIRS Transition Index, formerly known as PMMS+ Index. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2023, the Company’s loan portfolio included $237.4 million in adjustable-rate residential mortgage loans, or 87.5% of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. At June 30, 2023, construction loans totaled $12.3 million, or 3.9%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2023, multi-family loans totaled $19.1 million, or 6.0%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, and properties used for other purposes. At June 30, 2023, nonresidential real estate loans totaled $30.2 million, or 9.6% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2023, commercial non-mortgage loans totaled $1.2 million, or 0.4%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2023, our consumer loan balance totaled $10.8 million, or 3.5%, of our total loan portfolio. Of the consumer loan balance at June 30, 2023, $9.2 million were home equity loans, $855,000 were loans secured by savings deposits and $715,000 were automobile or unsecured loans. Our home equity loans are made on the security of residential real estate and have terms of up to 15 years. Most of our home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, although we do offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. Our home equity loans require the monthly payment of 1.0% to 2.0% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. Home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2023, the total outstanding home equity loans amounted to 2.9% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2023, loans on savings accounts totaled 0.3% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2023, totaled 0.2% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2023, $21.7 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

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

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2023, the regulatory limit on loans to one borrower was $2.8 million for First Federal of Hazard and $4.6 million for First Federal of Kentucky. Neither of the Banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. As residential loans are approved in the normal course of business, and those loans are underwritten to the standards of the Banks, management does not believe alteration of the allowance for loan losses is warranted. At June 30, 2023, no commitment losses were reflected in a separate liability.

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

At June 30, 2023, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $2.8 million at June 30, 2023. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

Deposit Accounts. The vast majority of our depositors are residents of the Banks’ respective market areas. Deposits are attracted from within our market areas through the offering of passbook savings and certificate accounts, and, at First Federal of Kentucky, checking accounts and individual retirement accounts (“IRAs”). We began utilizing brokered funds in June 2023 and had $21.0 million in such deposits at June 30, 2023. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, asset liability management and customer preferences and concerns. We review our deposit mix and pricing on an ongoing basis as needed.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2023, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $1.8 million and $5.2 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2022, First Federal of Kentucky had deposit market share of 8.2%, 7.0% and 16.9% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 24.5%, Wesbanco Bank, Inc. (Wesbanco) at 17.3% and Community Trust Bancorp, Inc., (Community Trust Bank) at 6.8% market share in the three-county area. Wesbanco Bank, Inc., Boyle Bancorp, Inc., and Community Trust Bancorp, Inc. had assets at June 30, 2023, of $17.4 billion, $921.0 million and $5.5 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($1.8 billion in assets) and the Expree Credit Union ($92.0 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2023, we had 60 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” (CBLR) for qualifying community banking organizations having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%. The CBLR is an alternative framework that permits qualifying institutions to calculate a leverage ratio to measure capital adequacy. Institutions opting into the CBLR framework are not be required to calculate or report risk-based capital and are deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule if they meet the CBLR ratio. The CBLR ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets as reported on the banking organization’s applicable regulatory filings. The federal agencies published a final rule on October 9, 2020, effective November 9, 2020, that set the CBLR at 9% beginning on January 1, 2022. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% by year-ended 2021. The Banks elected to use the CBLR framework effective for the quarter ended March 31, 2020. As of June 30, 2023, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the minimum required capital amounts for capital adequacy. See Note K-Stockholders’ Equity and Regulatory Capital in notes to financial statements.

Prompt Corrective Regulatory Action. Federal law requires the federal banking agencies to take “prompt corrective action” should an insured depository institution fail to meet certain capital adequacy standards. Prompt corrective action regulations provide five capital classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. Under the regulations, an institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a leverage ratio of 5.0% or greater and a common equity Tier 1 ratio of 6.5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a leverage ratio of 4.0% or greater and a common equity Tier 1 ratio of 4.5% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a leverage ratio of less than 4.0% or a common equity Tier 1 ratio of less than 4.5%. An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a leverage ratio of less than 3.0% or a common equity Tier 1 ratio of less than 3.0%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2.0%.

If less than adequately capitalized, regulatory approval is required to accept broker deposits. The OCC is required to take certain supervisory actions against undercapitalized federal savings associations, the severity of which depends upon the association’s degree of undercapitalization. In addition, numerous mandatory supervisory actions become immediately applicable to an undercapitalized association, including, but not limited to, increased monitoring by regulators and restrictions on growth, capital distributions and expansion. The OCC could also take any one of a number of discretionary supervisory actions, including the issuance of a capital directive and the replacement of senior executive officers and directors. Significantly and undercapitalized associations are subject to additional mandatory and discretionary measures.

Loans to One Borrower. Federal law provides that federal savings associations are generally subject to the limits on loans to one borrower applicable to national banks. Subject to certain exceptions, a federal savings association may not make a loan or extend credit to a single or related group of borrowers in excess of 15% of its unimpaired capital and surplus. An additional amount may be lent, equal to 10% of unimpaired capital and surplus, if secured by specified readily-marketable collateral, which generally does not include real estate.

Standards for Safety and Soundness. As required by statute, the federal banking agencies have adopted Interagency Guidelines prescribing Standards for Safety and Soundness. The guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. If the OCC determines that a federal savings association fails to meet any standard prescribed by the guidelines, the OCC may require the institution to submit an acceptable plan to achieve compliance with the standard. If an institution fails to meet these standards, the OCC may require the institution to implement an acceptable compliance plan. Failure to implement such a plan can result in further enforcement action, including the issuance of a cease-and-desist order or the imposition of civil money penalties.

Limitation on Capital Distributions. OCC regulations impose limitations upon all capital distributions by a federal savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if, among other circumstances the association will not remain an “eligible” savings association (i.e., generally, well capitalized and with examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the federal savings association is directly or indirectly controlled by a mutual savings and loan holding company or the distribution would otherwise be contrary to a statute, regulation or agreement with the. In addition, the federal savings association must provide 30 days prior notice to the Federal Reserve Board of the capital distribution if, like First Federal of Hazard and First Federal of Kentucky, it is a subsidiary of a holding company. If First Federal of Hazard’s or First Federal of Kentucky’s capital were ever to fall below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

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

A savings association that fails the qualified thrift lender test is immediately subject to certain operating restrictions, including restrictions on new activities, branching and the payment of dividends. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action. Failure to correct the violation within 12 months will cause the association’s savings and loan holding company to register as and be deemed a bank holding company. At June 30, 2023, First Federal of Hazard and First Federal of Kentucky were in compliance with the qualified thrift lender test in each of the prior 12 months.

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

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2023, of $1.3 million and $3.4 million, respectively.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive the right to receive dividends declared by Kentucky First. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends it had a right to receive; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. Beginning with the dividend paid in September 2012, First Federal MHC has annually sought member approval to obtain Federal Reserve Board approval to waive the MHC’s dividends from the Company. This effort has been successful each year, including an approval in 2023, which will cover quarterly dividends of $0.10 per common share through May 2024. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2017 and later. The federal statutory tax rate was 21% for the fiscal years ended June 30, 2023 and 2022.

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

In response to the COVID-19 virus pandemic, the Federal Reserve Board’s Open Market Committee (“FOMC”) decreased interest rates to near zero in March 2020. The low interest rate environment remained in effect until March 2022. However, in light of elevated inflation and a strong labor market, the FOMC commenced increasing the target range for the federal funds rate. Since maintaining a federal funds rate target in the range of 0% to 0.25% from March 2020 through 2021, the Federal Reserve Board made multiple rate increases during 2022 and 2023 increasing the target federal funds rate to a range of 5.00% to 5.25% as of June 2023, and subsequently to a range of 5.25% to 5.50% as of August 2023. The future direction and levels of interest rates remain uncertain.

The increase in interest rates has caused our net interest income to decline. Net income decreased $657,000 or 41.3% compared to the fiscal year ended June 30, 2022 primarily due to decreased net interest income, decreased non-interest income, increased provision for loan losses, and increased non-interest expenses, which were somewhat offset by decreased income taxes. Net interest income decreased $304,000 or 3.3% and totaled $8.9 million for the year just ended, as interest income increased $1.8 million or 16.9% to $12.8 million and interest expense increased $2.1 million or 122.5% to $3.9 million. Our funding sources repriced more quickly during the interest rate increases than our assets. Consequently, the increase in our interest expense was attributed primarily to higher average rates paid on both deposits and FHLB advances, while the increase in our interest income was a combination of both higher average balances and higher rates earned on those assets. If interest rates continue to rise, our net interest income may decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities, increases more quickly than interest income earned on interest-earning assets, such as loans and investments. In addition, rising interest rates may hurt our income because of reduced demand for new loans and refinancing loans may in turn result in reduced interest and fee income earned on new loans and loan refinancings. While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

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

Rising interest rates may adversely affect the ability of borrowers to repay loans.

We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years; however, across our loan portfolio, interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. At June 30, 2023, 87.5% of our residential real estate loan portfolio were adjustable-rate loans. Rising interest rates could have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations as interest rates rise, the borrower’s payments rise, increasing the potential for delinquencies and defaults.

Risks Related to Our Lending Activities

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 to levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2023. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

Approximately 96.3% of our loan portfolio at June 30, 2023 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for loan losses, it could materially reduce our profitability and adversely affect our financial condition.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At June 30, 2023, $240.1 million, or 76.1%, of our loan portfolio was secured by one-to-four family real estate, all of which is located in the Commonwealth of Kentucky, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing markets or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

Our mortgage banking revenue and the value of our mortgage servicing rights can be volatile.

We plan to continue to sell our longer-term, conforming and non-conforming fixed-rate loans that we originate to generate noninterest income. We also earn revenue from fees we receive for servicing mortgage loans. Changes in interest rates may impact our mortgage banking revenues, which could negatively impact our noninterest income. When rates rise, the demand for mortgage loans usually tends to fall, reducing loan origination volume and the related amount of gains on the sales of loans. Under the same conditions, net revenue from our mortgage servicing activities can increase due to slower prepayments, which reduces our amortization expense for mortgage servicing rights. When rates fall, mortgage originations usually tend to increase and the value of our mortgage servicing rights usually tends to decline, also with some offsetting revenue effect. During the fiscal year ended June 30, 2023, non-interest income decreased $213,000 or 41.4% and totaled $302,000, primarily due to decreased gains on loan sales.

In addition, our results of operations are affected by the amount of noninterest expenses associated with mortgage banking activities, such as salaries and employee benefits (including commissions), occupancy, equipment and data processing expense, and other operating costs. During periods of reduced loan demand, our results of operations may be adversely affected to the extent that we are unable to reduce expenses commensurate with the decline in mortgage loan origination activity.

Liquidity Risk

Financial challenges at other banking institutions could lead to depositor concerns that spread within the banking industry causing disruptive and destabilizing deposit outflows.

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. In May 2023, First Republic Bank was also placed into FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank, Signature Bank and First Republic Bank. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At June 30, 2023, we had $20.2 million in available liquidity, including $8.2 million in cash and cash equivalents. Our uninsured deposits are estimated to be approximately $13.8 million or 6.10% of total deposits. At June 30, 2023, we had off-balance sheet liquidity sources totaling $89.3 million, including $87.3 million in additional borrowing capacity at the Federal Home Loan Bank of Cincinnati. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Banks. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

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

Risks Related to Laws and Regulations

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Banks are subject to extensive regulation, supervision and examination by the OCC. The Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and is intended primarily for the protection of the federal deposit insurance fund and the depositors of the Banks rather than the protection of the Company’s stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for loan losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

Non-compliance with the USA PATRIOT Act, Bank Secrecy Act, or other laws and regulations could result in fines or sanctions.

The USA PATRIOT and Bank Secrecy Acts require financial institutions to develop programs to prevent financial institutions from being used for money laundering and terrorist activities. If such activities are suspected, financial institutions are obligated to file suspicious activity reports with the U.S. Treasury’s Office of Financial Crimes Enforcement Network. These rules require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts. Failure to comply with these regulations could result in fines or sanctions, including restrictions on pursuing any acquisitions or establishing or acquiring new branches. The policies and procedures we have adopted that are designed to assist in compliance with these laws and regulations may not be effective in preventing violations of these laws and regulations. Furthermore, these rules and regulations continue to evolve and expand. We have not been subject to fines or other penalties, or have suffered business or reputational harm, as a result of money laundering activities in the past.

Monetary policies and regulations of the Federal Reserve Board could adversely affect our business, financial condition and results of operations.

In addition to being affected by general economic conditions, our earnings and growth are affected by the policies of the Federal Reserve Board. An important function of the Federal Reserve Board is to regulate the money supply and credit conditions. Among the instruments used by the Federal Reserve Board to implement these objectives are open market purchases and sales of U.S. government securities, adjustments to the discount rate and changes in banks’ reserve requirements against bank deposits. These instruments are used in varying combinations to influence overall economic growth and the distribution of credit, bank loans, investments and deposits. Their use also affects interest rates charged on loans or paid on deposits. The monetary policies and regulations of the Federal Reserve Board have had a significant effect on the operating results of financial institutions in the past and are expected to continue to do so in the future. The effects of such policies upon our business, financial condition and results of operations cannot be predicted.

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

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2023, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts according to the Community Bank Leverage Ratio regulations and we believe they also meet the fully-phased in minimum capital requirements. See Note K-Stockholders’ Equity and Regulatory Capital of Notes to Consolidated Financial Statements.

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

The Federal Reserve Board may require us to commit capital resources to support the Banks.

Federal law requires that a holding company act as a source of financial and managerial strength to its subsidiary banks and to commit resources to support such subsidiary banks. Under the “source of strength” doctrine, the Federal Reserve Board may require a holding company to make capital injections into a troubled subsidiary bank and may charge the holding company with engaging in unsafe and unsound practices for failure to commit resources to a subsidiary bank. A capital injection may be required at times when the holding company may not have the resources to provide it and therefore may be required to borrow the funds or raise capital. Thus, any borrowing or funds needed to raise capital required to make a capital injection may be more expensive or difficult to obtain and could have an adverse effect on our business, financial condition and results of operations.

Risks Related to Accounting Matters

Changes in management’s estimates and assumptions may have a material impact on our consolidated financial statements and our financial condition or operating results.

In preparing the periodic reports and consolidated financial statements we file under the Securities Exchange Act of 1934, as amended, our management is and will be required under applicable rules and regulations to make estimates and assumptions as of a specified date. These estimates and assumptions are based on management’s best estimates and experience as of that date and are subject to substantial risk and uncertainty. Materially different results may occur as circumstances change and additional information becomes known. Areas requiring significant estimates and assumptions by management include our evaluation of the adequacy of our allowance for loan losses, the valuation of mortgage servicing rights, and the fair value of financial instruments.

Changes in accounting standards could affect reported earnings.

The bodies responsible for establishing accounting standards, including the Financial Accounting Standards Board, the Securities and Exchange Commission and other regulatory bodies, periodically change the financial accounting and reporting guidance that governs the preparation of our financial statements. These changes can be hard to predict and can materially impact how we record and report our consolidated financial condition and results of operations. In some cases, we could be required to apply new or revised guidance retroactively.

If we are required to impair our goodwill, intangibles, or other long-lived assets, our financial condition and results of operations would be adversely affected.

Pursuant to Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other and ASC 360, Property, Plant and Equipment, we are required to perform an annual impairment review of goodwill, intangibles and other long-lived assets which could result in an impairment charge if it is determined that the carrying value of the assets are in excess of the fair value. We perform the impairment test annually during our fourth fiscal quarter. Goodwill, intangibles and other long-lived assets are also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as changes in the variables associated with the judgments, assumptions and estimates made in assessing the appropriate fair value indicate the carrying amount of certain assets may not be recoverable, the assets are evaluated for impairment. If actual operating results differ from these assumptions, it may result in an asset impairment. As of June 30, 2020, management early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the required method for estimating the fair value of the Company. Future write-downs of intangibles and other long-lived assets could affect certain of the financial covenants under our debt agreements, could restrict our financial flexibility, and would impact our results of operations.

Risks Related to Operational Matters

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

First Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the third quarter of 2024. It is expected that First Federal MHC will continue to waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2023.

	Year Opened/ Acquired	Owned or Leased	Net Book Value at June 30, 2023	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office: 655 Main Street Hazard, Kentucky 41701	2016	Owned	$667	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	875	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	804	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	428	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	483	8,700

120 Skywatch Drive Danville, Kentucky 40422	2012	Owned	669	2,300

208 Lexington Street Lancaster, Kentucky 40444	2012	Owned	388	4,300

The net book value of our investment in premises and equipment was $4.4 million at June 30, 2023. See Note E of Notes to Consolidated Financial Statements.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2023 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)	Not applicable.

(c)	The Company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 2023 Beginning date: April 1 Ending date: April 30	—	—	—	10,980

May 2023 Beginning date: May 1 Ending date: May 31	10,980	$6.05	10,980	—

June 2023 Beginning date: June 1 Ending date: June 30	—	—	—	—

Total	10,980	$6.05	10,980	10,980

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021.

Item 6. [Reserved].

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2023, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2023, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

The information contained under the section captioned “Item I – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2023.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
3.5[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
4.2[6]	Description of Kentucky First Federal Bancorp’s Common Stock Registered Under Section 12 of the Securities and Exchange Act of 1934
10.1[7]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.3[7]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[7]	Employment Agreement between First Federal Savings Bank of Kentucky and R. Clay Hulette, as amended†
10.5[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[7]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[7]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[7]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.15[6]	Employment Agreement by and between First Federal Savings and Loan of Hazard and Jamie S. Coffey†
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2023
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Form 8-K filed on September 28, 2020 (File No. 000-51176).
(5)	Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2022 (File No. 000-51176).
(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2020 (File No. 0-51176).
(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 28, 2023	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 28, 2023
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ R. Clay Hulette	September 28, 2023
R. Clay Hulette
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Tony D. Whitaker	September 28, 2023
Tony D. Whitaker
Chairman of the Board

/s/ Stephen G. Barker	September 28, 2023
Stephen G. Barker
Director

/s/ Walter G. Ecton, Jr.	September 28, 2023
Walter G. Ecton, Jr.
Director

/s/ Lou Ella Farler	September 28, 2023
Lou Ella Farler
Director

/s/ William D. Gorman, Jr.	September 28, 2023
William D. Gorman, Jr.
Director

/s/ David R. Harrod	September 28, 2023
David R. Harrod
Director

/s/ William H. Johnson	September 28, 2023
William H. Johnson
Director