Form 10-Q
period 2023-09-30
Kentucky First Federal Bancorp
filed 2023-11-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 8, 2023, the latest practicable date, the Corporation had 8,086,715 shares of $.01 par value common stock outstanding.

i

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2023	June 30, 2023
	Unaudited
ASSETS
Cash and due from financial institutions	$1,800	$2,284
Fed funds sold	674	665
Interest-bearing demand deposits	10,112	5,218
Cash and cash equivalents	12,586	8,167

Securities available for sale	11,230	12,080
Securities held-to-maturity, at amortized cost- approximate fair value of $241 and $259 at September 30, 2023 and June 30, 2023, respectively	256	274
Loans held for sale	280	-
Loans, net of allowance of $2,126 and $1,634 at September 30, 2023 and June 30, 2023, respectively[1]	318,187	313,807
Other real estate owned, net	10	70
Premises and equipment, net	4,397	4,435
Federal Home Loan Bank stock, at cost	4,031	4,623
Accrued interest receivable	1,003	902
Bank-owned life insurance	2,852	2,831
Goodwill	947	947
Prepaid income taxes	247	144
Prepaid expenses and other assets	758	742

Total assets	$356,784	$349,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$252,359	$226,309
Federal Home Loan Bank advances	52,576	70,087
Advances by borrowers for taxes and insurance	1,123	793
Accrued interest payable	164	70
Deferred income taxes	239	513
Other liabilities	674	539
Total liabilities	307,135	298,311

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings	19,206	20,130
Treasury shares at cost, 509,349 common shares at September 30, 2023 and June 30, 2023, respectively	(3,969)	(3,969)
Accumulated other comprehensive income (loss)	(565)	(427)
Total shareholders’ equity	49,649	50,711

Total liabilities and shareholders’ equity	$356,784	$349,022

[1]	Beginning July 1, 2023 the ACL was estimated based on current expected credit loss methodology. Prior to July 1, 2023, the estimate was based on the incurred loss methodology. See additional discussion in Note 1, Basis of Presentation.

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	September 30,
	2023	2022
Interest income
Loans, including fees	$3,459	$2,644
Mortgage-backed securities	99	114
Interest-bearing deposits and other	176	127
Total interest income	3,734	2,885

Interest expense
Interest-bearing demand deposits	8	11
Savings	57	102
Certificates of deposit	1,151	237
Deposits	1,216	350
Borrowings	848	103
Total interest expense	2,064	453
Net interest income	1,670	2,432
Provision for credit losses	6	113
Net interest income after provision for credit losses	1,664	2,319

Non-interest income
Earnings on bank-owned life insurance	21	20
Net gain (loss) on sales of loans	(1)	7
Net gain on sale of other real estate owned	-	10
Net gain on sale of real estate owned	4	-
Other	50	61
Total non-interest income	74	98

Non-interest expense
Employee compensation and benefits	1,242	1,194
Data processing	133	106
Occupancy and equipment	142	154
FDIC insurance premiums	35	21
Voice and data communications	38	34
Advertising	39	32
Outside service fees	78	58
Auditing and accounting	65	81
Regulatory assessments	17	25
Foreclosure and real estate owned expenses (net)	23	24
Franchise and other taxes	33	37
Other	137	162
Total non-interest expense	1,982	1,928

Income (loss) before income taxes	(244)	489

Income tax expense (benefit)	(69)	116

NET INCOME (LOSS)	$(175)	$373

EARNINGS (LOSS) PER SHARE
Basic and diluted	$(0.02)	$0.05
DIVIDENDS PER SHARE	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2023	2022
Net income (loss)	$(175)	$373

Other comprehensive losses, net of tax:
Unrealized losses on securities designated as available-for-sale, net of tax benefits of $46 and $143 during the respective periods	(138)	(430)
Comprehensive loss	$(313)	$(57)

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

September 30, 2023

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2023	$86	$34,891	$20,130	$(3,969)	$(427)	$50,711
Cumulative impact of adoption of ASC 326	-	-	(414)	-	-	(414)
Balance at July 1, 2023	86	34,891	19,716	(3,969)	(427)	50,297
Net loss	–	–	(175)	–	–	(175)
Other comprehensive loss	-	-	-	-	(138)	(138)
Cash dividends of $0.10 per common share	–	–	(335)	–	–	(335)

Balance at September 30, 2023	$86	$34,891	$19,206	$(3,969)	$(565)	$49,649

September 30, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2022	$86	$34,892	$20,560	$(5)	$(3,508)	$–	$52,025

Net income	–	–	373	–	–	–	373
Allocation of ESOP shares	–	–	–	3	–	–	3
Other comprehensive loss						(430)	(430)
Cash dividends of $0.10 per common share	–	–	(342)	–	–	–	(342)

Balance at September 30, 2023	$86	$34,892	$20,591	$(2)	$(3,508)	$(430)	$51,629

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2023	2022

Cash flows from operating activities:
Net income (loss)	$(175)	$373
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	59	68
Accretion of purchased loan credit discount	(11)	(12)
Amortization of deferred loan origination costs (fees)	(3)	(7)
Amortization of premiums on investment securities	(5)	(6)
Net (gain) loss on sale of loans	1	(7)
Net (gain) loss on sale of other real estate	-	(10)
Net (gain) loss on sale of real estate owned	(4)	-
ESOP compensation expense	-	3
Earnings on bank-owned life insurance	(21)	(20)
Provision for credit losses	6	113
Origination of loans held for sale	(512)	(157)
Proceeds from loans held for sale	231	316
Deferred income taxes	(91)	(124)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(101)	(150)
Prepaid expenses and other assets	(119)	7
Accrued interest payable	94	(1)
Other liabilities	81	50
Net cash provided by (used in) operating activities	(570)	436

Cash flows from investing activities:
Purchase of investments available for sale	-	(4,974)
Securities maturities, prepayments and calls:
Held to maturity	16	17
Available for sale	674	735
Proceeds from redemption of FHLB stock	592	1,549
Proceeds from sale of other real estate	-	180
Loans originated for investment, net of principal collected	(4,870)	(18,170)
Proceeds from sale of real estate owned	64	-
Additions to premises and equipment, net	(21)	(69)
Net cash used in investing activities	(3,545)	(20,732)

Cash flows from financing activities:
Net increase (decrease) in deposits	26,050	(13,565)
Payments by borrowers for taxes and insurance, net	330	329
Proceeds from Federal Home Loan Bank advances	16,100	70,500
Repayments on Federal Home Loan Bank advances	(33,611)	(53,814)
Dividends paid on common stock	(335)	(342)
Net cash provided by (used in) financing activities	8,534	3,108

Net increase (decrease) in cash and cash equivalents	4,419	(17,188)

Beginning cash and cash equivalents	8,167	25,823

Ending cash and cash equivalents	$12,586	$8,635

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$125	$200

Interest on deposits and borrowings	$1,970	$454

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2023

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2023, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2023, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2023 filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Kentucky (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation.

Critical Accounting Policies and Estimates

Investments – Management determines the classification of debt securities at purchase as held-to-maturity, trading, or available-for-sale. Held-to-maturity securities are those we have both the intent and ability to hold to maturity and are reported at amortized cost. Securities that are not considered held-to-maturity are considered either trading or available-for-sale securities in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 320, Investments – Debt Securities, and are reported at fair value in the statement of financial position. We have no trading securities. The adjustment to fair value for available-for-sale securities for unrealized gains and losses is included as a separate component of shareholders’ equity, net of tax.

Loans – Loans for which we have the ability and intent to hold until maturity and/or payoff are reported at the carrying value of the unpaid principal reduced by unearned interest, an allowance for credit losses and unamortized deferred fees and costs and premiums. Interest income is accrued on a level yield basis. In circumstances where management believes that collection of interest income is uncollectible on specific loans, after considering economic and business conditions, collateral value and collection efforts, interest accrual is discontinued. Interest income may be recognized on the cash basis when received unless a determination has been made by management to apply all of the payment against principal.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 1. Basis of Presentation (continued)

Critical Accounting Policies and Estimates (continued)

Allowance for Credit Losses – We account for the allowance for credit losses under ASC 326, Measurement of Credit Losses on Financial Instruments, which is commonly known as CECL. We measure expected credit losses of financial assets on a weighted average remaining maturity (WARM) basis.

We maintain an allowance for credit losses (“ACL”) at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the estimated life of the loan portfolio. Credit losses are charged to and recoveries are credited to the ACL.

Loans with similar risk characteristics are evaluated on a collective basis within homogeneous loan pools under ASC 326. Our homogeneous loan pools are primarily determined by loan purpose and collateral type. Pools include residential real estate (composed of one-to four-family, multi-family, and construction), land, farm, nonresidential real estate, commercial and industrial, and consumer loans (composed of Loans on deposit, home equity, automobile, and unsecured). Credits that are nonaccrual status are subject to individual evaluation.

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Qualitative factors used to derive our ACL include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, trends in loan losses and underwriting exceptions. Reasonable and supportable economic forecasts that may offset collectibility are also included as factors in our ACL model. Management continually reevaluates the other subjective factors included in its ACL analysis.

Income Taxes – Income tax expense is based on the taxes due on the consolidated tax return plus deferred taxes on the expected future tax benefits and consequences of temporary differences between carrying amounts and tax bases of assets and liabilities, using enacted tax rates.

New Accounting Standards

FASB ASC 326 - In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This standard requires credit losses on most financial assets and certain other instruments to be measured using an expected loss model, which is referred to as the current expected credit loss (CECL) model. Under this model entities estimate credit losses over the entire contractual term of the instrument (considering estimated prepayments, but not expected extensions or modifications) from the date of initial recognition of that instrument. The ASU replaces the current accounting model for purchased credit impaired and debt securities. The allowance for credit losses for purchased financial assets with a more-than-insignificant amount of credit deterioration since origination (referred to as “PCD assets”), should be determined in a similar manner to other financial assets measured on an amortized cost basis. However, upon initial recognition, the allowance for credit losses is added to the purchase price to determine the initial amortized cost basis. The subsequent accounting for PCD financial assets is the same expected loss model described herein.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 1. Basis of Presentation (continued)

New Accounting Standards (continued)

The Company will now use forward-looking information to enhance its credit loss estimates. The amendment requires enhanced disclosures to aid investors and other users of financial statements to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of our portfolio. The largest impact to the Company was on its allowance for loan and lease losses, although the ASU also amends the accounting for credit losses on available-for-sale debt securities, held-to-maturity securities, and purchased financial assets with credit deterioration. The standard was effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2019. However, the FASB has delayed the implementation of the ASU for smaller reporting companies until years beginning after December 15, 2022, or in the Company’s case the fiscal year beginning July 1, 2023. ASU 2016-13 was applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach).

In addition, ASC 326 made changes to the accounting for available-for-sale (“AFS”) debt securities. One such change requires credit losses to be presented as an allowance rather than as a write-down on AFS securities. Management does not intend to sell or believes that it is more likely than not that they will be required to sell.

We adopted ASC 326 effective July 1, 2023, using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet (“OBS”) credit exposures. Results for reporting periods beginning after July 1, 2023 are presented under ASC 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP.

Upon adoption of the ASU we recorded an increase in the allowance for credit loss (“ACL”) for loans which represented a $497,000 increase from the Allowance for Loan Losses (“ALLL”) at June 30, 2023. This transaction further resulted in an increase of $54,000 to the ACL for unfunded commitments, a decrease of $414,000 to retained earnings and a deferred tax asset of $137,000.

A liability of $54,000 was established to account for off-balance sheet unfunded commitments. Management considered contractual commitments at September 30, 2023, most of which are commitments to complete construction projects or the balance of unfunded lines of credit. These totaled approximately $26.1 million at September 30, 2023. To calculate the liability, management applied a loss criteria similar to that used for funded loans to calculate the ACL.

The following table illustrates the impact of ASC 326 at July 1, 2023:

	As Reported	Pre-ASC	Impact of
	Under	326	ASC 326
(Dollars in thousands)	ASC 326	Adoption	Adoption

Assets:
Loans
Residential real estate:
One- to four-family	$1,597	$857	$740
Multi-family	133	278	(145)
Construction	138	41	97
Land	15	1	14
Farm	6	4	2

Nonresidential real estate	184	405	(221)
Commercial and industrial	5	23	(18)
Consumer and other:			-
Loans on deposits	-	1	(1)
Home equity	51	23	28
Automobile	1	-	1
Unsecured	1	1	-
Allowance for credit losses on loans	$2,131	1,634	497

Liabilities:
Allowance for credit losses on unfunded credit exposures	$54	-	54

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 1. Basis of Presentation (continued)

New Accounting Standards (continued)

ASU 2019-05, Financial Instruments-Credit Losses, Targeted Transition Relief, allows entities to irrevocably elect, upon adoption of ASU 2016-13, the fair value option on financial instruments that (1) were previously recorded at amortized cost and (2) are within the scope of ASC 326-20, if the instruments are eligible for the fair value option under ASC 825-10. The fair value option election does not apply to held-to-maturity debt securities. Entities are required to make this election on an instrument-by-instrument basis. ASU 2019-05 has the same effective date as ASU 2016-13. We adopted ASU 2019-05 on July 1, 2023, and did not elect the fair value option on any financial instruments.

ASU No. 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, eliminates the accounting guidance for troubled debt restructurings (“TDRs”) by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, for entities that have adopted the current expected credit loss model introduced by ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2022-02 also requires disclosure by public business entities of current-period gross write-offs by year of origination for financing receivables and net investments in leases within the scope of Subtopic 326-20, Financial Instruments-Credit Losses-Measured at Amortized Cost. The Company adopted the standard on July 1, 2023.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2023	2022
Net income (loss) allocated to common shareholders, basic and diluted	$(175,000)	$373,000
Earnings per share, basic and diluted	$(0.02)	$0.05
Weighted average common shares outstanding, basic and diluted	8,098,715	8,154,238

There were no stock option shares outstanding for the three-month periods ended September 30, 2023 and 2022.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2023 and June 30, 2023, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$11,983	$1	$754	$11,230

Held-to-maturity Securities
Agency mortgage-backed: residential	$256	$–	$15	$241

	June 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$12,649	$–	$569	$12,080

Held-to-maturity Securities
Agency mortgage-backed: residential	$274	$-	$15	$259

At September 30, 2023 and June 30, 2023 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Our pledged securities totaled $5.6 million and $5.9 million at September 30, 2023 and June 30, 2023, respectively. In addition, at September 30, 2023 and June 30, 2023, our pledged assets included overnight deposits of $1.5 million and $1.5 million, respectively.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 99.9% and 100% at September 30, 2023 and June 30, 2023, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2023.

September 30, 2023

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized (losses)	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	11,972	754	11,218
Total temporarily impaired AFS securities	$11,972	$754	$11,218

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 3. Investment Securities (continued)

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized (losses)	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	256	15	241
Total temporarily impaired HTM securities	$256	$15	$241

June 30, 2023

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized (losses)	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$12,649	$569	$12,080
12 Months or More
Agency mortgage-backed securities	-	-	-
Total temporarily impaired AFS securities	$12,649	$569	$12,080

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	274	15	259
Total temporarily impaired HTM securities	$274	$15	$259

Note 4. Loans receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, adjusted for deferred loan origination costs, net, discounts on purchased loans, and the allowance for credit losses. Interest income is accrued on the unpaid principal balance unless the collectability of the loan is in doubt. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Interest income on one- to four-family residential loans is generally discontinued at the time a loan is 180 days delinquent and on other loans at the time a loan is 90 days delinquent. All other loans are moved to non-accrual status in accordance with the Company’s policy, typically 90 days after the loan becomes delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

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

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2023	2023
Residential real estate
One- to four-family	$245,109	$240,076
Multi-family	18,951	19,067
Construction	12,196	12,294
Land	589	470
Farm	1,350	1,346
Nonresidential real estate	29,825	30,217
Commercial and industrial	1,044	1,184
Consumer and other:
Loans on deposits	837	855
Home equity	9,676	9,217
Automobile	133	104
Unsecured	603	611
	320,313	315,441
Allowance for credit losses	(2,126)	(1,634)
	$318,187	$313,807

The amounts above include net deferred loan costs of $325,000 and $330,000 as of September 30, 2023 and June 30, 2023, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

The allowance for credit losses is a valuation allowance that is deducted from the loans’ amortized cost basis to present the net amount expected to be collected for the loans. Loan losses are charged off against the allowance when management believes the uncollectability of a loan balance is confirmed. Subsequent recoveries, if any, are credited to the allowance.

Management estimates the allowance balance required using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience, derived from the Company’s data, provides the basis for estimation of expected credit losses, although management also compares the Company’s data with peer group data. Adjustments to historical loss information may be made for differences in: lending policy, procedures and practice; economic conditions; the nature and volume of the loan portfolio; volume delinquent and problem loans; the current and anticipated economic conditions in the primary lending area; and other external factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

Loans that do not share risk characteristics are evaluated on an individual basis. Loans evaluated individually are not included in the pool evaluation. When management determines that foreclosure is probable or when the borrower is experiencing financial difficulty at the reporting date and repayment is expected to be provided substantially through the sale of the collateral, the expected credit losses are based on the fair value of the collateral at the reporting date, less any discounts and selling costs.

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at September 30, 2023 is adequate.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

Expected credit losses are estimated over the contractual term of the loans, adjusted for expected prepayments, when appropriate. The contractual term excludes expected extensions, renewals, and modifications unless either of the following applies: management has a reasonable expectation at the reporting date that a modification will be executed with an individual borrower or the extension or renewal options are included in the original or modified contract at the reporting date and are not unconditionally cancellable by the Banks.

The Banks categorize loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, and current economic trends, among other factors. Management utilizes a risk rating scale ranging from 1-Highest Pass to 9-Loss to evaluate loan quality. Consumer purpose loans are identified as either performing or nonperforming based on the payment status of the loans. Nonperforming consumer loans are loans that are nonaccrual or 90 days or more past due and still accruing.

Our portfolio segments include residential real estate, nonresidential real estate, farm, land, commercial and industrial, and consumer and other loans. Risk factors associated with our portfolio segments are as follows:

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

Multi-family Loans

We offer mortgage loans secured by residential multi-family (five or more units). Generally, these loans are originated for 25 years or less and do not exceed 80% of the appraised value. Loans secured by multi-family generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans. These loans depend on the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment on such loans may be subject to a greater extent to adverse conditions in the real estate market or economy than owner-occupied residential loans.

Nonresidential Loans

We offer mortgage loans secured by nonresidential real estate comprised generally of commercial office buildings, churches and properties used for other purposes. Generally, these loans are originated for 25 years or less and do not exceed 80% of the appraised value. As with multi-family loans, commercial real estate loans generally have larger balances and involve a greater degree of risk than one- to four-family residential mortgage loans and these loans depend on the borrower’s creditworthiness, as well as the feasibility and cash flow potential of the project. Payments on loans secured by nonresidential properties often depend on successful operation and management of the properties. As a result, repayment on such loans may be subject to a greater extent to adverse conditions in the real estate market or economy than owner-occupied residential loans.

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

Impaired loans

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the three months ended September 30, 2023, after restatement of beginning balance for adoption of ASC 326:

September 30, 2023:

(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326	Provision (credit) for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate
One- to four-family	$857	$740	$1,597	$24	$(9)	$-	$1,612
Multi-family	278	(145)	133	(3)	-	-	130
Construction	41	97	138	(10)	-	-	128
Land	1	14	15	(1)	-	-	14
Farm	4	2	6	(1)	-	-	5
Nonresidential real estate	405	(221)	184	(5)	-	-	179
Commercial and industrial	23	(18)	5	-	-	-	5
Consumer and other
Loans on deposits	1	(1)	-	-	-	-	-
Home equity	23	28	51	1	-	-	52
Automobile	-	1	1	(1)	-	-	-
Unsecured	1	-	1	-	-	-	1
	$1,634	$497	$2,131	$4	$(9)	$-	$2,126

For the three months ended September 30, 2023, the provision for credit losses totaled $6,000 including $4,000 for provision for credit loss on loans and $2,000 for credit losses on unfunded commitments. At September 30, 2023, the allowance for credit losses on unfunded commitments totaled $56,000.

The following table presents the activity in the ALLL by portfolio segment for the three months ended September 30, 2022:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$800	$8	$–	$–	$808
Multi-family	231	150	–	–	381
Construction	4	10	–	–	14
Land	3	(3)	–	–	–
Farm	5	1	–	–	6
Nonresidential real estate	461	(51)	–	–	410
Commercial and industrial	2	–	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	21	(2)	–	–	19
Automobile	–	–	–	–	–
Unsecured	1	–	–	–	1
Totals	$1,529	$113	$–	$–	$1,642

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of September 30, 2023. The recorded investment in loans excludes accrued interest receivable due to immateriality.

September 30, 2023:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,976	$–
Nonresidential real estate	2,008	–
Commercial and industrial	267	–
	5,251	–

Real estate stands as collateral for loans individually evaluated for impairment.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio class and based on impairment method as of June 30, 2023.

June 30, 2023:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality*	Ending loans balance	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate
One- to four-family	$2,833	$196	$3,029	$-
Nonresidential real estate	1,717	-	1,717	-
Home Equity	267	-	267	-
	4,817	196	5,013	-
Loans collectively evaluated for impairment:
Residential real estate
One- to four-family			$237,047	$857
Multi-family			19,067	278
Construction			12,294	41
Land			470	1
Farm			1,346	4
Nonresidential real estate			28,500	405
Commercial and industrial			1,184	23
Consumer and other
Loans on deposits			855	1
Home equity			8,950	23
Automobile			104	-
Unsecured			611	1
			310,428	1,634
			$315,441	$1,634

*	These loans were evaluated at acquisition date at their estimated fair value and there has been no subsequent deterioration since acquisition.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended September 30:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
(in thousands)	Three months ended September 30, 2022
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,167	$24	$24
Multi-family	567	5	5
Farm	266	–	–
Nonresidential real estate	1,211	2	2
Consumer and other	47	1	1
Purchased credit-impaired loans	396	6	6
	$5,654	$38	$38

There were no impaired loans with an allowance recorded at June 30, 2023.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2023, and June 30, 2023:

	September 30, 2023		June 30, 2023
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$2,977	$280	$3,029	$365
Nonresidential real estate and land	1,702	28	1,717	28
Consumer	267	17	267	0
	$4,946	$325	$5,013	$393

Nonaccrual loans had no related allowance for credit losses based on individual evaluation at September 30, 2023.

One- to four-family loans in process of foreclosure totaled $1.2 million and $766,000 at September 30, 2023 and June 30, 2023, respectively.

There were no loans modified during the three months ended September 30, 2023 to borrowers experiencing financial difficulties.

Troubled Debt Restructurings:

Prior to the adoption of ASC 326 a Troubled Debt Restructuring (“TDR”) was the situation where the Bank granted a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

At June 30, 2023, the Company had $1.4 million of loans classified as TDRs.

During the three months ended September 30, 2022 the Company added no loans restructured as TDRs. No TDRs defaulted during the three-month periods ended September 30, 2022.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2023, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$4,381	$1,497	$5,878	$239,231	$245,109
Multi-family	–	–	–	18,951	18,951
Construction	-	–	-	12,196	12,196
Land	–	–	–	589	589
Farm	–	–	–	1,350	1,350
Nonresidential real estate	99	28	127	29,698	29,825
Commercial and industrial	-	–	-	1,044	1,044
Consumer and other:
Loans on deposits	–	–	–	837	837
Home equity	86	284	370	9,306	9,676
Automobile	17	–	17	116	133
Unsecured	-	-	-	603	603
Total	$4,583	$1,809	$6,392	$313,921	$320,313

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2023, by class of loans:

June 30, 2023:
(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate
One- to four-family	$3,415	$1,514	$4,929	$235,147	$240,076
Multi-family	-	-	-	19,067	19,067
Construction	-	-	-	12,294	12,294
Land	-	-	-	470	470
Farm	-	-	-	1,346	1,346
Nonresidential real estate	662	-	662	29,555	30,217
Commercial and industrial	-	28	28	1,156	1,184
Consumer and other
Loans on deposits	-	-	-	855	855
Home equity	168	267	435	8,782	9,217
Automobile	-	-	-	104	104
Unsecured	17	-	17	594	611
	$4,262	$1,809	$6,071	$309,370	$315,441

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of September 30, 2023	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$8,166	$50,356	$44,657	$38,546	$23,328	$74,618	$-	$239,671
Special mention	-	-	-	-	-	161	-	161
Substandard	-	-	13	18	149	5,097	-	5,277
Doubtful	-	-	-	-	-	-	-	-
Total	$8,166	$50,356	$44,670	$38,564	$23,477	$79,876	$-	$245,109

Current period gross charge offs	$-	$-	$-	$-	$-	$9	$-	$9

Multi-family
Risk Rating:
Pass	$12,274	$-	$1,266	$-	$1,843	$3,568	$-	$18,951
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$12,274	$-	$1,266	$-	$1,843	$3,568	$-	$18,951

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$1,742	$9,628	$826	$-	$-	$-	$-	$12,196
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$1,742	$9,628	$826	$-	$-	$-	$-	$12,196

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$194	$193	$146	$56	$-	$-	$-	$589
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$194	$193	$146	$56	$-	$-	$-	$589

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$-	$-	$-	$255	$-	$1,095	$-	$1,350
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$255	$-	$1,095	$-	$1,350

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Nonresidential real estate
Risk Rating:
Pass	$-	$2,714	$3,360	$3,763	$5,903	$11,398	$-	$27,138
Special mention	-	-	-	-	-	679	-	679
Substandard	-	772	-	-	-	1,236	-	2,008
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$3,486	$3,360	$3,763	$5,903	$13,313	$-	$29,825

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$63	$935	$-	$-	$46	$-	$-	$1,044
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$63	$935	$-	$-	$46	$-	$-	$1,044

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$18	$101	$-	$21	$180	$517	$-	$837
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$18	$101	$-	$21	$180	$517	$-	$837

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$9,251	$9,251
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	425	425
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$9,676	$9,676

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$41	$41	$42	$5	$3	$1	$-	$133
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$41	$41	$42	$5	$3	$1	$-	$133

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$74	$193	$73	$31	$1	$231	$-	$603
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$74	$193	$73	$31	$1	$231	$-	$603

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 4. Loans receivable (continued)

At June 30, 2023, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$234,765	$170	$5,141	$-
Multi-family	19,067	-	-	-
Construction	12,294	-	-	-
Land	470	-	-	-
Farm	1,346	-	-	-
Nonresidential real estate	27,816	684	1,717	-
Commercial and industrial	1,184	-	-	-
Consumer and other
Loans on deposits	855	-	-	-
Home equity	8,879	-	338	-
Automobile	104	-	-	-
Unsecured	611	-	-	-
	$307,391	$854	$7,196	$-

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $88,000 at June 30, 2023 is as follows:

(in thousands)	June 30, 2023
One- to four-family residential real estate	$196

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Twelve months ended June 30, 2023
Balance at beginning of period	$339
Accretion of income	(45)
Balance at end of period	$294

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2023, and noallowance for loan losses were reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2023
Agency mortgage-backed: residential	$11,230	$–	$11,230	$–

June 30, 2023
Agency mortgage-backed: residential	$12,080	$–	$12,080	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at September 30, 2023, and June 30, 2023.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2023 and June 30, 2023 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2023 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$12,586	$12,586			$12,586
Available-for-sale securities	11,230		$11,230		11,230
Held-to-maturity securities	256		241		241
Loans held for sale	280			280	280
Loans receivable – net	318,187			$295,267	295,267
Federal Home Loan Bank stock	4,031				n/a
Accrued interest receivable	1,003		1,003		1,003

Financial liabilities
Deposits	$252,359	$85,846	$165,351		251,197
Federal Home Loan Bank advances	52,576		52,540		52,540
Advances by borrowers for taxes and insurance	1,123		1,123		1,123
Accrued interest payable	164		164		164

		Fair Value Measurements at
	Carrying	June 30, 2023 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,167	$8,167			$8,167
Available-for-sale securities	12,080		$12,080		12,080
Held-to-maturity securities	274		259		259
Loans receivable - net	313,807			$293,530	293,530
Federal Home Loan Bank stock	4,623				n/a
Accrued interest receivable	902		902		902

Financial liabilities
Deposits	$226,309	$88,994	$136,577		$225,571
Federal Home Loan Bank advances	70,087		69,863		69,863
Advances by borrowers for taxes and insurance	793		793		793
Accrued interest payable	70		70		70

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2023

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Three months ended September 30, 2023
Beginning balance	$(427)
Current year change	(138)
Ending balance	$(565)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2023	2022
Unrealized holding gains (losses) on available-for-sale securities	$(753)	$(573)
Tax effect	188	143
Net-of-tax amount	$(565)	$(430)

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; our ability to receive any required regulatory approval or non-objection for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; competitive conditions in the financial services industry; changes in the level of inflation; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

In March 2022 the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank began raising the target range for the fed funds rate of interest and since that time has raised the short-term interest rate by 500 basis points. At September 30, 2023, we believe our risk associated with rising interest rates was moderate. Our IRR model indicated that at June 30, 2023, our EVE was approximately 16.5%, despite the historic interest rate increases during the previous twelve months. Although general market participants believe that the FOMC will now pause interest rate increases for a period of time, our June 30, 2023 EVE is anticipated to be approximately 14.6% and 11.9% under sudden and sustained increase in prevailing market interest rates of 100 basis points and 200 basis points, respectively. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of computing EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended September 30, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2023			2022
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$318,541	$3,459	4.34%	$283,554	$2,644	3.73%
Mortgage-backed securities	11,924	99	3.32	14,002	114	3.26
Other interest-earning assets	11,878	176	5.93	17,542	127	2.90
Total interest-earning assets	342,343	3,734	4.36	315,098	2,885	3.66

Less: Allowance for loan losses	(1,627)			(1,545)
Non-interest-earning assets	12,194			12,028
Total assets	$352,910			$325,581

Interest-bearing liabilities:
Demand deposits	$17,887	$8	0.18%	$21,638	$11	0.20%
Savings	56,332	57	0.41	75,593	102	0.54
Certificates of deposit	149,812	1,151	3.07	121,286	237	0.78
Total deposits	224,031	1,216	2.17	218,517	350	0.64
Borrowings	63,120	848	5.37	38,011	103	1.08
Total interest-bearing liabilities	287,151	2,064	2.87	256,528	453	0.71

Noninterest-bearing demand deposits	13,225			15,054
Noninterest-bearing liabilities	2,197			2,120
Total liabilities	302,573			273,702

Shareholders’ equity	50,337			51,879
Total liabilities and shareholders’ equity	$352,910			$325,581
Net interest spread		$1,670	1.49%		$2,432	2.96%
Net interest margin			1.95%			3.09%
Average interest-earning assets to average interest-bearing liabilities			119.22%			122.83%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2023 to September 30, 2023

Financial Position and Results of Operations

At September 30, 2023 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Assets: At September 30, 2023, the Company’s assets totaled $356.8 million, an increase of $7.8 million, or 2.2%, from total assets at June 30, 2023, due primarily to the increase in loans, net, as well as an increase in cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents increased $4.4 million or 54.1% to $12.6 million at September 30, 2023. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Investment securities: At September 30, 2023, our securities portfolio, which consisted of mortgage-backed securities, decreased $868,000 or 7.0% and totaled $11.5 million, compared to June 30, 2023.

Loans: Loans, net and loans available-for sale in the aggregate increased $4.7 million or 1.5% and totaled $318.2 million and $280,000, respectively at September 30, 2023. Loans receivable, net, increased by $4.4 million or 1.4% to $318.2 million at September 30, 2023. Loans available-for-sale increased to $280,000 at September 30, 2023. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At September 30, 2023, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $5.3 million, or 1.6% of total loans compared to $4.7 million or 1.5%, of total loans at June 30, 2023. The Company’s ACL totaled $2.1 million at September 30, 2023 and the ALLL totaled $1.6 million at June 30, 2023, respectively. The ACL at September 30, 2023, represented 40.3% of nonperforming loans and 0.7% of total loans, while at June 30, 2023, ALLL represented 34.8% of nonperforming loans and 0.5% of total loans.

The Company had $7.7 million in assets classified as substandard for regulatory purposes at September 30, 2023, including real estate owned (“REO”) of $10,000. Classified loans as a percentage of total loans (including loans acquired) was 2.4% and 2.3% at September 30, 2023 and June 30, 2023, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2023	June 30, 2023
Substandard assets	$7,719	$7,266
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$7,719	$7,266

At September 30, 2023, the Company’s real estate acquired through foreclosure represented 0.1% of substandard assets compared to 0.1% at June 30, 2023. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at September 30, 2023 and June 30, 2023, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2023 to September 30, 2023 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2023		June 30, 2022
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	1	$10	2	$70
Building lot	–	–	–	–
Total REO	1	$10	2	$70

At September 30, 2023 and June 30, 2023, the Company had $853,000 and $854,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but does possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $8.8 million, or 3.0% to $307.1 million at September 30, 2023, as deposits increased $26.1 million or 11.5% to $252.4 million and advances decreased $17.5 million or 25.0% to $52.6 million.

Certificates of deposit increased $29.2 million or 21.3% and totaled $166.5 million at September 30, 2023, of which $48.1 million were brokered deposits. Demand deposit accounts increased $375,000 or 1.2% and totaled $31.8 million at quarter end. Savings accounts decreased $3.5 million or 6.1% and totaled $54.1 million at the end of the current period. The cost of liabilities has been increasing rapidly due to higher costs of both wholesale and retail funding.  Continued increases in liability costs, especially for wholesale funds, will primarily be driven by future increases in market rates by the Federal Reserve.  It is believed that we are near the peak of this rate cycle which, if so, will likely slow the increasing costs of our liabilities.

Shareholders’ Equity: At September 30, 2023, the Company’s shareholders’ equity totaled $49.7 million, a decrease of $1.1 million or 2.1% from the June 30, 2023 total. The decrease in shareholders’ equity was primarily associated with adoption of the CECL accounting standard ($414,000) and unrealized losses on available-for-sale securities ($138,000 net of taxes), net loss for the period and dividends paid on common stock.

The Company paid dividends of $335,000 compared to net loss of $175,000 for the three-month period just ended. On July 6, 2023, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2024.On October 13, 2023, the Company announced that future dividends will be reduced primarily due to the recent decline in earnings of the Banks.  We expect the board to carefully evaluate whether a dividend may be paid to shareholders in future periods and, if so, at what level. The Board currently expects that if quarterly dividends will continue in 2024, they will be limited to no more than $0.05 per share. Our ability to pay future dividends and if so at what level will also be dependent on our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans, and the receipt of required regulatory approval or non-objection for the payment of dividends from the Banks to the Company or from the Company to shareholders. However, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2023 and 2022

General

Net loss totaled $175,000 or ($0.02) diluted earnings per share for the three months ended September 30, 2023, a decrease of $548,000 or 146.9% from net income of $373,000 or $0.05 diluted earnings per share for the same period in 2022. The decrease in net earnings for the quarter ended September 30, 2023, was primarily attributable to lower net interest income, and higher non-interest expense, which were partially offset by lower income taxes and lower provision for credit losses.

Net Interest Income

Net interest income decreased $762,000 or 31.3% to $1.7 million due primarily to interest expense increasing more than interest income increased period to period. Interest expense increased $1.6 million or 355.6%, while interest income increased $849,000 or 29.4% to $3.7 million for the recently-ended quarter. During the unprecedented interest rate increases seen in the market since March 2022, our funding sources have repriced more quickly than our assets have repriced, which has had a negative impact on net interest income.

The average rate earned on interest-earning assets increased 70 basis points to 4.36% and was the primary reason for the increase in interest income, although average interest-earning assets also increased $27.2 million or 8.7% to $342.3 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $815,000 or 30.8% in interest income from loans, which totaled $3.5 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $35.0 million or 12.3% to $318.5 million for the three months ended September 30, 2023, while the average rate increased 61 basis points to 4.34%.

Although the average balance of interest-bearing liabilities increased $30.6 million or 11.9% to $287.2 million for the quarter just ended, the average rate paid increased 216 basis points to 2.87%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.  Continued increases in liability costs, especially for wholesale funds, will primarily be driven by future increases in market rates by the Federal Reserve.  It is widely believed that we are near the peak of this rate cycle which, if so, will likely slow the increasing costs of our liabilities.

Net interest spread decreased from 2.96% for the prior year quarterly period to 1.49% for the three-month period ended September 30, 2023.

Provision for Cred Losses

Management determined that a $6,000 provision for credit loss was prudent in light of the increase in the loan portfolio during the recently-ended quarter.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2023 and 2022 (continued)

Non-interest Income

Non-interest income decreased $24,000 or 24.5% to $74,000 for the three months ended September 30, 2023, compared to the prior year period, primarily because of a decrease in other non-interest income, which is comprised of various items including bank-related fees and services.

Non-interest Expense

Non-interest expense increased $54,000 or 2.8% and totaled $2.0 million for the three months ended September 30, 2023, primarily due to increased employee compensation and benefits and data processing charges.

Employee compensation and benefits expense increased $48,000 or 4.0% and totaled $1.2 million for the quarterly period just ended, additional salary expense and lower deferred loan costs year over year.

Data processing costs increased $27,000 or 25.5% and totaled $133,000 due to higher fees associated with expanded technology services offered to customers.

Income Tax Expense

Income taxes decreased $185,000 or 159.5% from an expense of $116,000 for the three months ended September 30, 2022, to a benefit of $69,000 for the recently-ended period. The effective tax rates for the three-month periods ended September 30, 2023 and 2022, were 28.3% and 23.7%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2023 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as set forth below, there have been changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December June 30, 2023.

Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First Federal and the waiver of dividends by First Federal MHC. On October 13, 2023, we announced that future dividends will be reduced primarily due to the recent decline in earnings of the Banks, and that the Board currently expects that if quarterly dividends will continue in 2024, they will be limited to no more than $0.05 five cents per share.

Our long-term ability to pay dividends to our stockholders is based primarily upon the ability of the Banks to make capital distributions to Kentucky First Federal, and also on the availability of cash at the holding company level in the event earnings are not sufficient to pay dividends according to the cash dividend payout policy. Under Office of the Comptroller of the Currency safe harbor regulations, the Banks may each distribute to Kentucky First capital not exceeding net retained income for the current calendar year and the prior two calendar years. On October 13, 2023, the Company announced that future dividends will be reduced primarily due to the recent decline in earnings of the Banks. We expect the Board to carefully evaluate whether a dividend may be paid to shareholders in future periods and, if so, at what level. The Board currently expects that if quarterly dividends will continue in 2024, they will be limited to no more than $0.05 five cents per share. Our ability to pay future dividends will be dependent on our ability to successfully execute our strategy to increase earnings and core deposits, to reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans, and on the receipt of required regulatory approval or non-objection for the payment of dividends from the Banks to the Company or from the Company to shareholders.

First Federal MHC owns a majority of Kentucky First Federal’s outstanding stock. First Federal MHC has historically waived its right to dividends on the Kentucky First common shares it owns and, without the waiver of such dividends, the amount of dividends paid to public stockholders is significantly higher than it would be if First Federal MHC accepted dividends. First Federal MHC is not required to waive dividends, but Kentucky First expects this practice to continue, subject to member and regulatory approval annually, to the extent Kentucky First continues to pay dividends in future periods. First Federal MHC is required to obtain a waiver from the Federal Reserve Board allowing it to waive its right to dividends.

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

Kentucky First Federal Bancorp

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

First Federal MHC has received Federal Reserve Board approval to waive quarterly dividends totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the third quarter of 2024. It is expected that First Federal MHC will continue to waive future dividends, to the extent Kentucky First continues to pay dividends in future periods, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2023.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
July 1-31, 2023	–	$–	–	–
August 1-31, 2023	–	$–	–	–
September 1-30, 2023	–	$–	–	–

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
3.5[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended September 30, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Consolidated Statements of Cash Flows: and (vi) the related Notes.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).
(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).
(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 0-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2023	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 14, 2023	By:	/s/ R. Clay Hulette
R. Clay Hulette
Vice President and Chief Financial Officer