Form 10-Q
period 2023-12-31
Kentucky First Federal Bancorp
filed 2024-02-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 9, 2024, the latest practicable date, the Corporation had 8,086,715 shares of $.01 par value common stock outstanding.

i

PART I-FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	December 31,	June 30,
	2023	2023
ASSETS

Cash and due from financial institutions	$1,992	$2,284
Fed funds sold	684	665
Interest-bearing demand deposits	11,908	5,218
Cash and cash equivalents	14,584	8,167

Securities available-for-sale	10,918	12,080
Securities held-to-maturity, at amortized cost- approximate fair value of $223 and $259 at December 31, 2023 and June 30, 2023, respectively	234	274
Loans held for sale	270	–
Loans, net of allowance for credit loss of $2,132 and $1,634 at December 31, 2023 and June 30, 2023, respectively[1]	325,648	313,807
Real estate owned, net	10	70
Premises and equipment, net	4,361	4,435
Federal Home Loan Bank stock, at cost	4,243	4,623
Accrued interest receivable	1,078	902
Bank-owned life insurance	2,873	2,831
Goodwill	947	947
Prepaid federal income taxes	241	144
Prepaid expenses and other assets	840	742

Total assets	$366,247	$349,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$244,629	$226,309
Federal Home Loan Bank advances	71,008	70,087
Advances by borrowers for taxes and insurance	334	793
Accrued interest payable	167	70
Accrued income taxes	–	–
Deferred income taxes	216	513
Other liabilities	710	539
Total liabilities	317,064	298,311

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings	18,509	20,130
Unearned employee stock ownership plan (ESOP)	–	–
Treasury shares at cost, 509,349 common shares at December 31, 2023 and June 30, 2023, respectively	(3,969)	(3,969)
Accumulated other comprehensive income (loss)	(334)	(427)
Total shareholders’ equity	49,183	50,711

Total liabilities and shareholders’ equity	$366,247	$349,022

[1]	Beginning July 1, 2023 the ACL was estimated based on current expected credit loss methodology. Prior to July 1, 2023, the estimate was based on the incurred loss methodology. See additional discussion in Note 1, Basis of Presentation.

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2023	2022	2023	2022
Interest income
Loans, including fees	$7,087	$5,539	$3,628	$2,895
Mortgage-backed securities	191	229	92	115
Interest-bearing deposits and other	383	248	207	121
Total interest income	7,661	6,016	3,927	3,131

Interest expense
Interest-bearing demand deposits	16	20	8	9
Savings	112	173	55	71
Certificates of Deposit	2,595	461	1,445	224
Deposits	2,723	654	1,508	304
Borrowings	1,610	482	762	379
Total interest expense	4,333	1,136	2,270	683
Net interest income	3,328	4,880	1,657	2,448
Provision for loan losses	15	113	9	--
Net interest income after provision for loan losses	3,313	4,767	1,648	2,448

Non-interest income
Earnings on bank-owned life insurance	42	41	21	20
Net gain on sales of loans	6	6	7	(1)
Net gain (loss) on sales of real estate owned	4	--	--	--
Net gain on sale of property and equipment held for sale	--	10	--	--
Other	69	110	18	50
Total non-interest income	121	167	46	69

Non-interest expense
Employee compensation and benefits	2,515	2,454	1,273	1,260
Data processing	280	230	147	124
Occupancy and equipment	289	313	147	159
FDIC insurance premiums	107	41	72	20
Voice and data communications	57	61	19	27
Advertising	88	79	49	47
Outside service fees	213	104	135	46
Auditing and accounting	172	176	107	95
Regulatory assessments	32	50	15	25
Foreclosure and real estate owned expenses (net)	43	45	20	21
Franchise and other taxes	53	78	20	41
Other	283	327	145	165
Total non-interest expense	4,132	3,958	2,149	2,030

Income (loss) before income taxes	(698)	976	(455)	487

Income tax expense	(162)	229	(94)	113

NET INCOME (LOSS)	$(536)	$747	$(361)	$374

EARNINGS PER SHARE
Basic and diluted	$(0.07)	$0.09	$(0.05)	$0.04
DIVIDENDS PER SHARE	$0.10	$0.20	$0.10	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2023	2022	2023	2022
Net income (loss)	$(536)	$747	$(361)	$374

Other comprehensive gains (losses), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes of $31, $(114), $77 and $29 during the respective periods	93	(343)	231	87
Comprehensive income (loss)	$(443)	$404	$(130)	$461

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended

(Dollar amounts in thousands, except per share data)

December 31, 2023

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2023	$86	$34,891	$20,130	$(3,969)	$(427)	$50,711
Cumulative impact of adoption of ASC 326, net tax	–	–	(414)	–	–	(414)
Balance at July 1, 2023	86	34,891	19,716	(3,969)	(427)	50,297
Net loss	–	–	(536)	–	–	(536)
Other comprehensive loss	–	–	–	–	93	93
Cash dividends of $0.10 per common share	–	–	(671)	–	–	(671)

Balance at December 31, 2023	$86	$34,891	$18,509	$(3,969)	$(334)	$49,183

December 31, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2022	$86	$34,892	$20,560	$(5)	$(3,508)	$–	$52,025

Net income	–	–	747	–	–	–	747
Allocation of ESOP shares	–	–	–	5	–	–	5
Acquisition of shares for Treasury	–	–	–	–	(108)	–	(108)
Other comprehensive loss						(343)	(343)
Cash dividends of $0.20 per common share	–	–	(685)	–	–	–	(685)

Balance at December 31, 2022	$86	$34,892	$20,622	$–	$(3,616)	$(343)	$51,641

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

December 31, 2023

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at September 30, 2023	$86	$34,891	$19,206	$–	$(3,969)	$(565)	$49,649

Net income (loss)	–	–	(361)	–	–	–	(361)
Allocation of ESOP shares	–	-	–	–	–	–	–
Acquisition of shares for Treasury	–	–	–	–	–	–	–
Other comprehensive income						231	231
Cash dividends of $0.10 per common share	–	–	(336)	–	–	–	(336)

Balance at December 31, 2023	$86	$34,891	$18,509	$–	$(3,969)	$(334)	$49,183

December 31, 2022

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive income	Total
Balance at September 30, 2022	$86	$34,892	$20,591	$(2)	$(3,508)	$(430)	$51,629

Net income	–	–	374	–	–	–	374
Allocation of ESOP shares	–	–	–	2	–	–	2
Acquisition of shares for Treasury	–	–	–	–	(108)		(108)
Other comprehensive income						87	87
Cash dividends of $0.10 per common share	–	–	(343)	–	–	–	(343)

Balance at December 31, 2022	$86	$34,892	$20,622	$–	$(3,616)	$(343)	$51,641

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(536)	$747
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	119	132
Accretion of purchased loan credit discount	(11)	(23)
Amortization of deferred loan origination costs (fees)	1	(3)
Amortization of premiums on investment securities	(11)	(11)
Net gain on sale of loans	(6)	(6)
Net (gain) loss on sale of real estate owned	(4)	–
Net (gain) loss on sale of property & equipment	–	(10)
ESOP compensation expense	–	5
Earnings on bank-owned life insurance	(42)	(41)
Provision for loan losses	15	113
Origination of loans held for sale	(782)	(157)
Proceeds from loans held for sale	518	315
Deferred Income Taxes	(192)	–
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(176)	(191)
Prepaid expenses and other assets	(195)	(51)
Accrued interest payable	97	3
Other liabilities	113	(47)
Income taxes	–	28
Net cash used in operating activities	(1,092)	803

Cash flows from investing activities:
Purchase of investments available for sale	–	(4,974)
Maturities of time deposits in other financial institutions	–	–
Securities maturities, prepayments and calls:
Held to maturity	37	33
Available for sale	1,301	1,468
Proceeds from sale of FHLB stock	532	1,549
Purchase of FHLB stock	(152)	(44)
Loans originated for investment, net of principal collected	(12,338)	(24,468)
Proceeds from sale of property and equipment held for sale	–	180
Proceeds from sale of real estate owned	64	–
Additions to premises and equipment, net	(45)	(116)
Net cash provided by (used in) investing activities	(10,601)	(26,372)

Cash flows from financing activities:
Net increase (decrease) in deposits	18,320	(30,474)
Payments by borrowers for taxes and insurance, net	(459)	(495)
Proceeds from Federal Home Loan Bank advances	48,800	94,800
Repayments on Federal Home Loan Bank advances	(47,879)	(55,638)
Treasury stock purchased	–	(108)
Dividends paid on common stock	(671)	(685)
Net cash provided by financing activities	18,111	7,400

Net increase (decrease) in cash and cash equivalents	6,418	(18,169)

Beginning cash and cash equivalents	8,167	25,823

Ending cash and cash equivalents	$14,584	$7,654

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended December 31,
	2023	2022
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$125	$200

Interest on deposits and borrowings	$4,236	$1,133

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2023

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the six-month period ended December 31, 2023, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2023, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2023 filed with the Securities and Exchange Commission.

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

December 31, 2023

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

December 31, 2023

(unaudited)

Note 1. Basis of Presentation (continued)

New Accounting Standards (continued)

The Company will now use forward-looking information to enhance its credit loss estimates. The amendment requires enhanced disclosures to aid investors and other users of financial statements to better understand significant estimates and judgments used in estimating credit losses, as well as the credit quality and underwriting standards of our portfolio. The largest impact to the Company was on its allowance for loan and lease losses, although the ASU also amends the accounting for credit losses on available-for-sale debt securities, held-to-maturity securities, and purchased financial assets with credit deterioration. The standard was effective for public companies for annual periods and interim periods within those annual periods beginning after December 15, 2019. However, the FASB delayed the implementation of the ASU for smaller reporting companies until years beginning after December 15, 2022, or in the Company’s case the fiscal year beginning July 1, 2023. ASU 2016-13 was applied through a cumulative effect adjustment to retained earnings (modified-retrospective approach).

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

December 31, 2023

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

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
	2023	2022	2023	2022
Net income allocated to common shareholders, basic and diluted	$(536,000)	$747,000	$(361,000)	$374,000

EARNINGS PER SHARE	$(0.07)	$0. 09	$(0.05)	$0. 04
Weighted average common shares outstanding, basic and diluted	8,098,715	8,152,477	8,098,715	8,150,718

There were no stock option shares outstanding for the six- or three-month periods ended December 31, 2023 and 2022.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2023 and June 30, 2023, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$11,363	$1	$446	$10,918

Held-to-maturity Securities
Agency mortgage-backed: residential	$234	$--	$11	$223

	June 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$12,649	$–	$569	$12,080

Held-to-maturity Securities
Agency mortgage-backed: residential	$274	$–	$15	$259

At December 31, 2023 and June 30, 2023 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Our pledged securities totaled $0 and $5.9 million at December 31, 2023 and June 30, 2023, respectively. In addition, at December 31, 2023 and June 30, 2023, our pledged assets included overnight deposits of $0 and $1.5 million, respectively. The Banks began utilizing FHLB letters of credit to secure public deposits in the recently ended quarter.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 99.9% and 100% at December 31, 2023 and June 30, 2023, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2023.

December 31, 2023

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized (losses)	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$--	$--	$--
12 Months or More
Agency mortgage-backed securities	11,354	(446)	10,908
Total temporarily impaired AFS securities	$11,354	$(446)	$10,908

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 3. Investment Securities (continued)

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized (losses)	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$70	$(1)	$69
12 Months or More
Agency mortgage-backed securities	164	(10)	154
Total temporarily impaired HTM securities	$234	$(11)	$223

June 30, 2023

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized (losses)	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$12,649	$569	$12,080
12 Months or More
Agency mortgage-backed securities	-	-	-
Total temporarily impaired AFS securities	$12,649	$569	$12,080

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	274	15	259
Total temporarily impaired HTM securities	$274	$15	$259

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2023	2023
Residential real estate
One- to four-family	$250,922	$240,076
Multi-family	18,727	19,067
Construction	13,165	12,294
Land	841	470
Farm	1,337	1,346
Nonresidential real estate	30,493	30,217
Commercial nonmortgage	1,113	1,184
Consumer and other:
Loans on deposits	795	855
Home equity	9,614	9,217
Automobile	156	104
Unsecured	617	611
	327,780	315,441
Allowance for loan losses	(2,132)	(1,634)
	$325,648	$313,807

The amounts above include net deferred loan costs of $314,000 and $330,000 as of December 31, 2023 and June 30, 2023, respectively.

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at December 31, 2023 is adequate.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

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

We also originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. We lend to builders for construction of speculative or custom residential properties for resale. Construction loans are generally less than one year in length, do not exceed 80% of the appraised value, and provide for the payment of interest only during the construction phase. Funds are disbursed as progress is made toward completion of the construction.

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

December 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

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

With respect to the Banks’ investment in troubled debt restructurings, multi-family and nonresidential loans, and the evaluation of impairment thereof, such loans are nonhomogenous and, as such, may be deemed to be collateral-dependent when they become more than 90 days delinquent. We obtain updated independent appraisals in these situations or when we suspect that the previous appraisal may no longer be reflective of the property’s current fair value. This process varies from loan to loan, borrower to borrower, and also varies based on the nature of the collateral

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the six months ended December 31, 2023, after restatement of beginning balance for adoption of ASC 326:

December 31, 2023:

(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326	Provision (credit) for loan losses	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate
One- to four-family	$857	$740	$1,597	$(1)	$(9)	$-	-	$1,587
Multi-family	278	(145)	133	(3)	-	-	-	130
Construction	41	97	138	(11)	-	-	(3)	124
Land	1	14	15	7	-	-	-	22
Farm	4	2	6	(1)	-	-	-	5
Nonresidential real estate	405	(221)	184	14	-	-	-	198
Commercial and industrial	23	(18)	5	1	-	-	-	6
Consumer and other
Loans on deposits	1	(1)	-	-	-	-	-	-
Home equity	23	28	51	10	-	-	(2)	59
Automobile	-	1	1	(1)	-	-	-	-
Unsecured	1	-	1	-	-	-	-	1
	$1,634	$497	$2,131	$15	$(9)	$-	(5)	$2,132

For the six months ended December 31, 2023, the provision for credit losses totaled $20,000 including $15,000 for provision for credit loss on loans and $5,000 for credit losses on unfunded commitments. At December 31, 2023, the allowance for credit losses on unfunded commitments totaled $58,000.

The following table presents the activity in the ALLL by portfolio segment for the six months ended December 31, 2022:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$800	$(35)	$–	$13	$778
Multi-family	231	132	–	–	363
Construction	4	22	–	–	26
Land	3	(2)	–	–	1
Farm	5	–	–	–	5
Nonresidential real estate	461	(4)	–	–	457
Commercial nonmortgage	2	–	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	21	–	–	–	21
Automobile	–	–	–	–	–
Unsecured	1	–	–	–	1
Totals	$1,529	$113	$–	$13	$1,655

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2023:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One- to four-family	$1612	$(25)	$–	$–		$1,587
Multi-family	130	–	–	–		130
Construction	128	(2)	–	–	-2	124
Land	14	8	–	–		22
Farm	5	–	–	–		5
Nonresidential real estate	179	19	–	–		198
Commercial nonmortgage	5	1	–	–		6
Consumer and other:
Loans on deposits	–	–	–	–		–
Home equity	52	8	–	–	-1	59
Automobile	–	–	–	–		–
Unsecured	1	–	–	–		1
Totals	$2,126	$6	$–	$–	-3	$2,132

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended December 31, 2022:

(in thousands)	Beginning balance	Provision for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$808	$(43)	$–	$13	$778
Multi-family	381	(18)	–	–	363
Construction	14	12	–	–	26
Land	–	1	–	–	1
Farm	6	(1)	–	–	5
Nonresidential real estate	410	47	–	–	457
Commercial nonmortgage	2	–	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	19	2	–	–	21
Automobile	–	–	–	–	–
Unsecured	1	–	–	–	1
Totals	$1,642	$–	$–	$13	$1,655

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of December 31, 2023. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2023:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$3,285	$–
Nonresidential real estate	1,980	–
Commercial and industrial	–	–
	5,265	–

Real estate stands as collateral for loans individually evaluated for impairment.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio class and based on impairment method as of December 31, 2023.

December 31, 2023:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality*	Ending loans balance	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate
One- to four-family	$3,285	$185	$3,448	$-
Nonresidential real estate	1,980	-	1,980	-
Home Equity	-	-	-	-
	5,265	185	5,450	-
Loans collectively evaluated for impairment:
Residential real estate
One- to four-family			$247,452	$1,587
Multi-family			18,727	130
Construction			13,165	124
Land			841	22
Farm			1,337	5
Nonresidential real estate			28,513	198
Commercial and industrial			1,113	6
Consumer and other
Loans on deposits			795	-
Home equity			9,614	59
Automobile			156	-
Unsecured			617	1
			322,330	2,132
			$327,780	$2,132

*	These loans were evaluated at acquisition date at their estimated fair value and there has been no subsequent deterioration since acquisition.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the six months ended December 31:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
(in thousands)	2023			2022
With no related allowance recorded:
One- to four-family	$2,966	$44	$44	$3,234	$82	$82
Multi-family	–	--	--	564	10	10
Farm	–	–	–	266	–	–
Nonresidential real estate	1,849	51	51	1,065	29	29
Consumer	134	--	--	46	4	4
Purchased credit-impaired loans	191	7--	7--	387	11	11
	5,140	102	102	5,562	136	136
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$5,140	$102	$102	$5,562	$136	$136

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended December 31:

	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
(in thousands)	2023			2022
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,077	$20	$20	$3,182	$61	$61
Multi-family	–	--	--	561	5	5
Farm	–	–	–	261	–	–
Nonresidential real estate	1,994	49	49	1,203	28	28
Consumer	--	--	--	–	3	3
Purchased credit-impaired loans	191	1	1	383	4	4
	5,262	70	70	5,590	101	101
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$5,262	$70	$70	$5,590	$101	$101

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2023 and June 30, 2023:

	December 31, 2023		June 30, 2023
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$3,285	$219	$3,029	$365
Nonresidential real estate and land	1,688	–	1,717	28
Consumer	–	35	267	0
	$4,973	$254	$5,013	$393

One- to four-family loans in process of foreclosure totaled $1.2 million and $766,000 at December 31, 2023 and June 30, 2023, respectively.

Troubled Debt Restructurings:

Prior to the adoption of ASC 326 a Troubled Debt Restructuring (“TDR”) was the situation where the Bank granted a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

At June 30, 2023, the Company had $1.4 million of loans classified as TDRs.

During the six months ended December 31, 2023 there were no loans modified to borrowers experiencing financial difficulty.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2023, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$4,229	$1,609	$5,838	$245,084	$250,922
Multi-family	–	–	–	18,727	18,727
Construction	122	–	122	13,043	13,165
Land	–	–	–	841	841
Farm	–	–	–	1,337	1,337
Nonresidential real estate	–	–	–	30,493	30,493
Commercial non-mortgage	–	–	–	1,113	1,113
Consumer and other:
Loans on deposits	–	–	–	795	795
Home equity	15	35	50	9,564	9,614
Automobile	–	–	–	156	156
Unsecured	–	–	–	617	617
Total	$4,366	$1,644	$6,010	$321,770	$327,780

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2023, by class of loans:

June 30, 2023:

(in thousands)	30-89 Days Past Due	Greater than 90 Days Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate
One- to four-family	$3,415	$1,514	$4,929	$235,147	$240,076
Multi-family	-	-	-	19,067	19,067
Construction	-	-	-	12,294	12,294
Land	-	-	-	470	470
Farm	-	-	-	1,346	1,346
Nonresidential real estate	662	-	662	29,555	30,217
Commercial and industrial	-	28	28	1,156	1,184
Consumer and other
Loans on deposits	-	-	-	855	855
Home equity	168	267	435	8,782	9,217
Automobile	-	-	-	104	104
Unsecured	17	-	17	594	611
	$4,262	$1,809	$6,071	$309,370	$315,441

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2023, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of September 30, 2023	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$19,334	$50,511	$48,507	$45,146	$26,457	$55,508	$-	$245,503
Special mention	-	-	-	-	-	148	-	148
Substandard	-	-	13	18	149	5,091	-	5,271
Doubtful	-	-	-	-	-	-	-	-
Total	$19,334	$50,551	$48,520	$45,164	$26,606	$60,747	$-	$250,922

Current period gross charge offs	$-	$-	$-	$-	$-	$9	$-	$9

Multi-family
Risk Rating:
Pass	$-	$6,191	$5,988	$1,258	$1,408	$3,882	$-	$18,727
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$6,191	$5,988	$1,258	$1,408	$3,882	$-	$18,727

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$3,091	$9,223	$448	$23	$-	$380	$-	$13,165
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$3,091	$9,223	$448	$23	$-	$380	$-	$13,165

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$600	$540	$217	$540	$54	$-	$-	$841
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$600	$540	$217	$540	$54	$-	$-	$841

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$-	$-	$251	$28	$23	$1,035	$-	$1,337
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$251	$28	$23	$1,035	$-	$1,337

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Nonresidential real estate
Risk Rating:
Pass	$1,295	$3,465	$3,216	$3,558	$5,831	$11,230	$-	$27,823
Special mention	-	-	-	-	-	675	-	675
Substandard	-	772	-	-	-	1,233	-	1,995
Doubtful	-	-	-	-	-	-	-	-
Total	$1,295	$3,465	$3,216	$3,558	$5,831	$13,128	$-	$30,493

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$396	$-	$677	$40	$-	$-	$-	$1,113
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$396	$-	$677	$40	$-	$-	$-	$1,113

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$27	$98	$-	$19	$181	$470	$-	$795
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$27	$98	$-	$19	$181	$470	$-	$795

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$9,198	$9,198
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	416	416
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$9,614	$9,614

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$110	$35	$4	$7	$-	$-	$-	$156
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$110	$35	$4	$7	$-	$-	$-	$156

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$102	$11	$35	$18	$-	$451	$-	$617
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$102	$11	$35	$18	$-	$451	$-	$617

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2023
(unaudited)

Note 4. Loans receivable (continued)

At December 31, 2023, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$245,503	$148	$5,271	$-
Multi-family	18,727	-	-	-
Construction	13,165	-	-	-
Land	841	-	-	-
Farm	1,337	-	-	-
Nonresidential real estate	27,823	675	1,995	-
Commercial nonmortgage	1,113	-	-	-
Consumer:
Loans on deposits	795	-	-	-
Home equity	9,198	-	416	-
Automobile	156	-	-	-
Unsecured	617	-	-	-
	$319,230	$840	$7,710	$-

At June 30, 2023, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$234,765	$170	$5,141	$-
Multi-family	19,067	-	-	-
Construction	12,294	-	-	-
Land	470	-	-	-
Farm	1,346	-	-	-
Nonresidential real estate	28,520	684	1,013	-
Commercial and industrial	1,184	-	-	-
Consumer and other
Loans on deposits	855	-	-	-
Home equity	8,879	-	338	-
Automobile	104	-	-	-
Unsecured	611	-	-	-
	$308,095	$854	$6,492	$-

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $88,000 and $88,000 at December 31, 2023 and June 30, 2023, respectively, is as follows:

(in thousands)	December 31, 2023	June 30, 2023
One- to four-family residential real estate	$185	$196

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Six months ended December 31, 2023	Twelve months ended June 30, 2023
Balance at beginning of period	$294	$339
Accretion of income	(20)	(45)
Balance at end of period	$274	$294

For purchased loans, the Company made no increase in allowance for loan losses for the year ended June 30, 2023, nor for the six-month period ended December 31, 2023. Neither were any allowance for loan losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2023

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2023
Agency mortgage-backed: residential	$10,918	$–	$10,918	$–

June 30, 2023
Agency mortgage-backed: residential	$12,080	$–	$12,080	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at December 31, 2023, and June 30, 2023.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2023 and June 30, 2023 are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2023 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$14,584	$14,584			$14,584
Available-for-sale securities	10,918		$10,918		10,918
Held-to-maturity securities	234		223		234
Loans receivable, net	325,918			300,185	300,185
Federal Home Loan Bank stock	4,243				n/a
Accrued interest receivable	1,078		1,078		1,078

Financial liabilities
Deposits	$244,629	$84,032	$159,476		243,508
Federal Home Loan Bank advances	71,008		70,960		70,960
Advances by borrowers for taxes and insurance	334		334		334
Accrued interest payable	167		167		167

		Fair Value Measurements at
	Carrying	June 30, 2023 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,167	$8,167			$8,167

Available-for-sale securities	12,080		$12,080		12,080
Held-to-maturity securities	274		259		259
Loans receivable - net	313,807			$293,530	293,530
Federal Home Loan Bank stock	4,623				n/a
Accrued interest receivable	902		902		902

Financial liabilities
Deposits	$226,309	$88,994	$136,577		$225,571
Federal Home Loan Bank advances	70,087		69,863		69,863
Advances by borrowers for taxes and insurance	793		793		793
Accrued interest payable	70		70		70

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2022

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Six months ended December 31, 2023	Three months ended December 31, 2023
Balance at beginning of period	$(427)	$(565)
Current period change	93	231
Balance at end of period	$(334)	$(334)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended		Three months ended
	December 31,		December 31,
(in thousands)	2023	2022	2023	2022
Unrealized holding gains (losses on available-for-sale securities	$124	$(457)	$308	$116
Tax effect	(31)	114	(77)	(29)
	$93	$(343)	$231	$87

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; our ability to receive any required regulatory approval or non-objection for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; competitive conditions in the financial services industry; changes in the level of inflation; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 and in this Form 10-Q. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six-month periods ended December 31, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2023			2022
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$321,103	$7,087	4.41%	$290,100	$5,539	3.82%
Mortgage-backed securities	11,572	191	3.30	13,961	229	3.28
Other interest-earning assets	13,424	383	5.71	15,253	248	3.25
Total interest-earning assets	346,099	7,661	4.43	319,314	6,016	3.77

Less: Allowance for loan losses	(1,840)			(1,587)
Non-interest-earning assets	12,341			11,873
Total assets	$356,600			$329,600

Interest-bearing liabilities:
Demand deposits	$17,430	$16	0.18%	$20,905	$20	0.19%
Savings	55,427	112	0.40	74,545	173	0.46
Certificates of deposit	155,122	2,595	3.35	117,080	461	0.79
Total deposits	227,979	2,723	2.39	212,530	654	0.62
Borrowings	62,310	1,610	5.17	49,879	482	1.93
Total interest-bearing liabilities	290,289	4,333	2.99	262,409	1,136	0.87

Noninterest-bearing demand deposits	14,634			13,957
Noninterest-bearing liabilities	1,851			1,512
Total liabilities	306,774			277,878

Shareholders’ equity	49,826			51,722
Total liabilities and shareholders’ equity	$356,600			$329,600
Net interest spread		$3,328	1.44%		$4,880	2.90%
Net interest margin			1.92%			3.06%
Average interest-earning assets to average interest-bearing liabilities			119.23%			121.69%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended December 31, 2023 and 2022, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2023			2022
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$324,221	$3,628	4.48%	$297,640	$2,895	3.89%
Mortgage-backed securities	11,541	92	3.19	14,048	115	3.27
Other securities	–	–	–	–	–	–
Other interest-earning assets	15,009	207	5.52	11,161	121	4.34
Total interest-earning assets	350,771	3,927	4.48	322,849	3,131	3.88

Less: Allowance for loan losses	(2,023)			(1,642)
Non-interest-earning assets	12,136			11,948
Total assets	$360,884			$333,155

Interest-bearing liabilities:
Demand deposits	$16,848	$8	0.19%	$20,234	$9	0.18%
Savings	54,757	55	0.40	75,546	71	0.39
Certificates of deposit	153,964	1445	3.75	112,888	224	0.79
Total deposits	225,569	1,508	2.67	205,668	304	0.59
Borrowings	68,242	762	4.47	61,965	379	2.45
Total interest-bearing liabilities	293,811	2,270	3.09	267,633	683	1.02

Noninterest-bearing demand deposits	16,110			12,738
Noninterest-bearing liabilities	1,575			1,247
Total liabilities	311,496			281,618

Shareholders’ equity	49,388			51,537
Total liabilities and shareholders’ equity	$360,884			$333,155
Net interest spread		$1,657	1.39%		$2,448	2.86%
Net interest margin			1.89%			3.03%
Average interest-earning assets to average interest-bearing liabilities			119.39%			121.31%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2023 to December 31, 2023

Financial Position and Results of Operations

At December 31, 2023 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Assets: At December 31, 2023, the Company’s assets totaled $366.2 million, an increase of $17.2 million, or 4.9%, from total assets at June 30, 2023, due primarily to the increase in loans, net, as well as an increase in cash and cash equivalents.

Cash and cash equivalents: Cash and cash equivalents increased $6.4 million or 78.6% to $14.6 million at December 31, 2023. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Investment securities: At December 31, 2023, our securities portfolio, which consisted of mortgage-backed securities, decreased $1.2 million or 9.7% and totaled $11.2 million, compared to June 30, 2023.

Loans: Loans, net and loans available-for sale in the aggregate increased $12.1 million or 3.9% and totaled $325.6 million and $270,000, respectively at December 31, 2023. Loans receivable, net, increased by $11.8 million or 3.8% to $325.6 million at December 31, 2023. Loans available-for-sale increased to $270,000 at December 31, 2023. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At December 31, 2023, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $5.2 million, or 1.6% of total loans compared to $5.4 million or 1.7%, of total loans at June 30, 2023. The Company’s ACL totaled $2.1 million at December 31, 2023 and the ALLL totaled $1.6 million at June 30, 2023, respectively. The ACL at December 31, 2023, represented 41.0% of nonperforming loans and 0.7% of total loans, while at June 30, 2023, ALLL represented 34.8% of nonperforming loans and 0.5% of total loans.

The Company had $7.7 million in assets classified as substandard for regulatory purposes at December 31, 2023, including real estate owned (“REO”) of $10,000. Classified loans as a percentage of total loans (including loans acquired) was 2.4% and 2.3% at December 31, 2023 and June 30, 2023, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2023	June 30, 2023
Substandard assets	$7,710	$7,266
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$7,710	$7,266

At December 31, 2023, the Company’s real estate acquired through foreclosure represented 0.1% of substandard assets compared to 0.1% at June 30, 2023. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at December 31, 2023 and June 30, 2023, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2023 to December 31, 2023 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2023		June 30, 2023
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	1	$10	2	$70
Total REO	1	$10	2	$70

At December 31, 2023 and June 30, 2023, the Company had $840,000 and $854,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but does possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $18.8 million, or 6.3% to $317.1 million at December 31, 2023, as deposits increased $18.3 million or 8.1% to $244.6 million and advances increased $921,000 or 1.3% to $71.0 million.

Certificates of deposit increased $23.3 million or 17.0% and totaled $160.1 million at December 31, 2023, which $44.1 million brokered deposits, an increase of $23.1 million or 110.0%. Demand deposit accounts increased $1.4 million or 4.6% and totaled $32.8 million at quarter end. Savings accounts decreased $6.4 million or 11.1% and totaled $51.2 million at the end of the current period. The cost of liabilities has been increasing rapidly due to higher costs of both wholesale and retail funding.  Continued increases in liability costs, especially for wholesale funds, will primarily be driven by future increases in market rates by the Federal Reserve.  It is believed that we are near the peak of this rate cycle which, if so, will likely slow the increasing costs of our liabilities.

Shareholders’ Equity: At December 31, 2023, the Company’s shareholders’ equity totaled $49.2 million, a decrease of $1.5 million or 3.0% from the June 30, 2023 total. The decrease in shareholders’ equity was primarily associated with adoption of the CECL accounting standard ($414,000), net loss for the period and dividends paid on common stock.

The Company paid dividends of $671,000 compared to net loss of $536,000 for the six-month period just ended. On July 6, 2023, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC will be permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2024. However, on October 13, 2023, the Company announced that future dividends will be reduced primarily due to the recent decline in earnings of the Banks. After careful consideration, on January 16, 2024, the board determined that it would be prudent to suspend the payment of dividends completely until such time as earnings and liquidity improve. Our ability to pay future dividends and if so at what level will also be dependent on our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans, and the receipt of required regulatory approval or non-objection for the payment of dividends from the Banks to the Company or from the Company to shareholders. Nevertheless, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2023 and 2022

General

Net income totaled $(536,000) or $(0.07) diluted earnings per share for the six months ended December 31, 2023, a decrease of $1.3 million or 171.8% from net income of $747,000 or $0.09 diluted earnings per share for the same period in 2022. The decrease in net earnings for the six months ended ended December 31, 2023, was primarily attributable to lower net interest income, and higher non-interest expense, which were partially offset by lower income taxes and lower provision for credit losses.

Net Interest Income

Net interest income decreased $1.6 million or 31.8% to $3.3 million due primarily to interest expense increasing more than interest income increased period to period. Interest expense increased $3.2 million or 281.4%, while interest income increased $1.6 million or 27.3% to $7.7 million for the six months ended December 31, 2023. During the unprecedented interest rate increases seen in the market since March 2022, our funding sources have repriced more quickly than our assets have repriced, which has had a negative impact on net interest income.

The average rate earned on interest-earning assets increased 66 basis points to 4.43% and was the primary reason for the increase in interest income. The increase in interest income was due primarily to an increase of $1.5 million or 27.9% in interest income from loans, which totaled $7.1 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $31.0 million or 10.7% to $321.1 million for the six months ended December 31, 2023, while the average rate increased 60 basis points to 4.41%.

The average balance of interest-bearing liabilities increased $27.9 million or 10.6% to $290.3 million for the six months just ended, and the average rate paid increased 212 basis points to 2.99%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.  Continued increases in liability costs, especially for wholesale funds, will primarily be driven by future increases in market rates by the Federal Reserve. It is widely believed that we are near the peak of this rate cycle which, if so, will likely slow the increasing costs of our liabilities.

Net interest spread decreased from 2.90% for the prior year quarterly period to 1.44% for the six-month period ended December 31, 2023.

Provision for Losses on Loans

Management determined that a $15,000 provision for credit loss was prudent in light of the increase in the loan portfolio during the recently ended six-months December 31, 2023.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2023 and 2022 (continued)

Non-interest Income

Non-interest income decreased $46,000 or 27.5% to $121,000 for the six months ended December 31, 2023, compared to the prior year period, primarily because of a decrease in other non-interest income, which is comprised of various items including bank-related fees and services

Non-interest Expense

Non-interest expense increased $174,000 or 4.4% to $4.1 million for the six months ended December 31, 2023, primarily due to higher outside service fee, as well as higher employee compensation and benefits.

Outside service fee expense increased $109,000 or 104.8% and totaled $213,000 due to additional professional expenses and costs associated with them.

Employee compensation and benefits expense increased $61,000 or 2.5% and totaled $2.5 million for the six months just ended due to additional salary expense and additional deferred loan costs by closing more loans.

Income Tax Expense

Income tax expense decreased $391,000 or 170.7% to an income tax benefit of $162,000 for the six months ended December 31, 2023, compared to the prior year period due to decreased earnings. The effective tax rates for the six-month periods ended December 31, 2023 and 2022, were 23.2% and 23.5%, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2023 and 2022

General

Net loss totaled $361,000 or ($0.05) diluted earnings per share for the three months ended December 30, 2023, a decrease of $735,000 or 196.5% from net income of $374,000 or $0.04 diluted earnings per share for the same period in 2022. The decrease in net earnings for the quarter ended December 30, 2023, was primarily attributable to lower net interest income, and higher non-interest expense, which were partially offset by lower income taxes.

Net Interest Income

Net interest income decreased $791,000 or 32.3% to $1.7 million due primarily to interest expense increasing more than interest income increased period to period. Interest expense increased $1.6 million or 232.4%, while interest income increased $796,000 or 25.4% to $3.9 million for the recently-ended quarter. During the unprecedented interest rate increases seen in the market since March 2022, our funding sources have repriced more quickly than our assets have repriced, which has had a negative impact on net interest income.

The average rate earned on interest-earning assets increased 60 basis points to 4.48% and was the primary reason for the increase in interest income, although average interest-earning assets also increased $27.9 million or 8.7% to $350.8 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $733,000 or 25.3% in interest income from loans, which totaled $3.6 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $26.6 million or 8.9% to $324.2 million for the three months ended December 31, 2023, while the average rate increased 59 basis points to 4.48%.

The average balance of interest-bearing liabilities increased $26.2 million or 9.8% to $293.8 million for the quarter just ended, and the average rate paid increased 207 basis points to 3.09%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.  Continued increases in liability costs, especially for wholesale funds, will primarily be driven by future increases in market rates by the Federal Reserve. It is widely believed that we are near the peak of this rate cycle which, if so, will likely slow the increasing costs of our liabilities.

Net interest spread decreased from 2.86% for the prior year quarterly period to 1.39% for the three-month period ended December 31, 2023.

Provision for Cred Losses

Management determined that a $9,000 provision for credit loss was prudent in light of the increase in the loan portfolio during the recently-ended quarter.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2023 and 2022 (continued)

Non-interest Income

Non-interest income decreased $23,000 or 33.3% to $46,000 for the recently ended quarter primarily because of a decrease in other non-interest income, which is comprised of various items including bank-related fees and services.

Non-interest Expense

Non-interest expense increased $119,000 or 5.9% and totaled $2.1 million for the three months ended December 31, 2023, primarily due to increased FDIC insurance premiums and other various bank expenses.

Income Tax Expense

Income taxes decreased $207,000 or 183.2% from an expense of $113,000 for the three months ended December 31, 2022, to a benefit of $94,000 for the recently-ended period. The effective tax rates for the three-month periods ended December 31, 2023 and 2022, were 20.7% and 23.2%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2023 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 16, 2024, the company announced the suspension of quarterly dividends indefinitely. The suspension of our quarterly cash dividend could have an adverse impact on the market price of our common stock.

Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. Although we have historically declared cash dividends on our common stock, we are not required to do so, and on January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. The suspension of our common stock dividend could adversely affect the market price of our common stock.

Kentucky First Federal Bancorp

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2023.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
October 1-31, 2023	–	$–	–	–
November 1-30, 2023	–	$–	–	–
December 1-31, 2023	–	$–	–	–

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended December 31, 2023, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

16.1[6]	Letter of FORVIS, LLP dated November 29, 2023 to the SEC

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended December 31, 2023 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Income; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

(6)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed November 29, 2023 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2024	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 14, 2024	By:	/s/ Tyler W. Eades
Tyler W. Eades
Vice President and Chief Financial Officer