Form 10-Q
period 2024-03-31
Kentucky First Federal Bancorp
filed 2024-05-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 12, 2024, the latest practicable date, the Corporation had 8,098,715 shares of $.01 par value common stock outstanding.

i

PART I-FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands, except share data)

	March 31,	June 30,
	2024	2023
ASSETS

Cash and due from financial institutions	$1,906	$2,284
Fed funds sold	693	665
Interest-bearing demand deposits	12,824	5,218
Cash and cash equivalents	15,423	8,167

Securities available-for-sale	10,225	12,080
Securities held-to-maturity, at amortized cost- approximate fair value of $210 and $259 at March 31, 2024 and June 30, 2023, respectively	223	274
Loans, net of allowance for credit loss of $2,106 and $1,634 at March 31, 2024 and June 30, 2023, respectively[1]	328,134	313,807
Real estate owned, net	10	70
Premises and equipment, net	4,317	4,435
Federal Home Loan Bank stock, at cost	4,528	4,623
Accrued interest receivable	1,226	902
Bank-owned life insurance	2,894	2,831
Goodwill	947	947
Prepaid federal income taxes	239	144
Prepaid expenses and other assets	934	742

Total assets	$369,100	$349,022

LIABILITIES AND SHAREHOLDERS’ EQUITY

Deposits	$246,104	$226,309
Federal Home Loan Bank advances	72,348	70,087
Advances by borrowers for taxes and insurance	643	793
Accrued interest payable	150	70
Deferred income taxes	156	513
Other liabilities	685	539
Total liabilities	320,086	298,311

Commitments and contingencies	–	–

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued and outstanding	–	–
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings	18,402	20,130
Unearned employee stock ownership plan (ESOP)	–	–
Treasury shares at cost, 509,349 common shares at March 31, 2024 and June 30, 2023, respectively	(3,969)	(3,969)
Accumulated other comprehensive loss	(396)	(427)
Total shareholders’ equity	49,014	50,711

Total liabilities and shareholders’ equity	$369,100	$349,022

[1]	Beginning July 1, 2023 the ACL was estimated based on current expected credit loss methodology. Prior to July 1, 2023, the estimate was based on the incurred loss methodology. See additional discussion in Note 1, Basis of Presentation.

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Interest income
Loans, including fees	$10,927	$8,522	$3,841	$2,983
Mortgage-backed securities	288	345	97	116
Interest-bearing deposits and other	619	359	235	111
Total interest income	11,834	9,226	4,173	3,210

Interest expense
Interest-bearing demand deposits	23	29	7	9
Savings	165	235	53	62
Certificates of Deposit	4,122	844	1,526	383
Deposits	4,310	1,108	1,586	454
Borrowings	2,432	1,193	822	711
Total interest expense	6,742	2,301	2,408	1,165
Net interest income	5,092	6,925	1,765	2,045
Provision for (recovery of) credit losses	(13)	113	(28)	–
Net interest income after provision for credit losses	5,105	6,812	1,793	2,045

Non-interest income
Earnings on bank-owned life insurance	63	60	21	20
Net gain on sales of loans	14	6	8	–
Net gain on sales of real estate owned	4	–	--	–
Net gain on sale of property and equipment held for sale	--	10	--	–
Other	118	160	49	49
Total non-interest income	199	236	78	69

Non-interest expense
Employee compensation and benefits	3,761	3,697	1,246	1,243
Data processing	395	330	115	100
Occupancy and equipment	442	469	153	156
FDIC insurance premiums	164	63	57	22
Voice and data communications	93	93	35	32
Advertising	124	110	36	31
Outside service fees	284	181	72	77
Auditing and accounting	258	212	86	36
Regulatory assessments	49	67	17	17
Foreclosure and real estate owned expenses (net)	64	77	21	32
Franchise and other taxes	80	107	28	29
Other	433	468	150	141
Total non-interest expense	6,147	5,874	2,016	1,916

Income (loss) before income taxes	(843)	1,174	(145)	198

Income tax expense (benefit)	(200)	283	(38)	54

NET INCOME (LOSS)	$(643)	$891	$(107)	$144

EARNINGS PER SHARE
Basic and diluted	$(0.08)	$0.11	$(0.01)	$0.02
DIVIDENDS PER SHARE	$0.20	$0.30	$--	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Net income (loss)	$(643)	$891	$(107)	$144

Other comprehensive gains (losses), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes of $11, $(119), $(21) and $(6) during the respective periods	31	(361)	(62)	(18)
Comprehensive income (loss)	$(612)	$530	$(169)	$126

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2023	$86	$34,891	$20,130	$(3,969)	$(427)	$50,711
Cumulative impact of adoption of ASC 326	–	–	(414)	–	–	(414)
Balance at July 1, 2023	86	34,891	19,716	(3,969)	(427)	50,297
Net loss	–	–	(643)	–	–	(643)
Other comprehensive income	–	–	–	–	31	31
Cash dividends of $0.20 per common share	–	–	(671)	–	–	(671)

Balance at March 31, 2024	$86	$34,891	$18,402	$(3,969)	$(396)	$49,014

March 31, 2023

	Common stock	Additional paid-in capital	Retained earnings	Unearned employee stock ownership plan (ESOP)	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2022	$86	$34,892	$20,560	$(5)	$(3,508)	$–	$52,025

Net income	–	–	891	–	–	–	891
Allocation of ESOP shares	–	(1)	–	5	–	–	4
Acquisition of shares for Treasury	–	–	–	–	(394)	–	(394)
Other comprehensive loss						(361)	(361)
Cash dividends of $0.30 per common share	–	–	(1,026)	–	–	–	(1,026)

Balance at March 31, 2023	$86	$34,891	$20,425	$-	$(3,902)	$(361)	$51,139

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at December 31, 2023	$86	$34,891	$18,509	$(3,969)	$(334)	$49,183

Net income	–	–	(107)	–	–	(107)
Other comprehensive loss					(62)	(62)

Balance at March 31, 2024	$86	$34,891	$18,402	$(3,969)	$(396)	$49,014

March 31, 2023

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at December 31, 2022	$86	$34,892	$20,622	$(3,616)	$(343)	$51,641

Net income	–	–	144	–	–	144
Allocation of ESOP shares	–	(1)	–	–		(1)
Acquisition of shares for Treasury	–	–	–	(286)		(286)
Other comprehensive loss					(18)	(18)
Cash dividends of $0.10 per common share	–	–	(341)	–	–	(341)

Balance at March 31, 2023	$86	$34,891	$20,425	$(3,902)	$(361)	$51,139

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(643)	$891
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	178	195
Accretion of purchased loan credit discount	(30)	(34)
Amortization of deferred loan origination costs (fees)	2	(19)
Amortization of premiums on investment securities	(18)	(22)
Net gain on sale of loans	(14)	(6)
Net loss (gain) on sale of real estate owned	(8)	–
Net gain on sale of property & equipment	–	(10)
ESOP compensation expense	–	4
Earnings on bank-owned life insurance	(63)	(60)
Provision for (recovery of) credit losses	(13)	113
Origination of loans held for sale	(512)	(157)
Proceeds from loans held for sale	526	315
Deferred income tax	(231)	–
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(324)	(238)
Prepaid expenses and other assets	(287)	(38)
Accrued interest payable	80	36
Other liabilities	89	–
Income taxes	–	32
Net cash provided by (used in) operating activities	(1,268)	1,002

Cash flows from investing activities:
Purchase of investments available for sale	–	(4,974)
Purchase of FHLB stock	(1,310)	(251)
Maturities of time deposits in other financial institutions	–	–
Securities maturities, prepayments and calls:
Held to maturity	47	46
Available for sale	1,918	2,133
Proceeds from redemption of FHLB stock	1,405	2,061
Loans originated for investment, net of principal collected	(14,780)	(32,497)
Proceeds from sale of property and equipment held for sale	–	180
Proceeds from REO	68	–
Proceeds from sale of real estate owned	–	–
Additions to premises and equipment, net	(60)	(122)
Net cash provided by (used in) investing activities	(12,712)	(33,424)

Cash flows from financing activities:
Net increase (decrease) in deposits	19,796	(30,466)
Payments by borrowers for taxes and insurance, net	(150)	(263)
Proceeds from Federal Home Loan Bank advances	70,003	119,750
Repayments on Federal Home Loan Bank advances	(67,742)	(72,917)
Treasury stock purchased	–	(394)
Dividends paid on common stock	(671)	(1,026)
Net cash provided by (used in) financing activities	21,236	14,684

Net increase (decrease) in cash and cash equivalents	7,256	(17,738)

Beginning cash and cash equivalents	8,167	25,823

Ending cash and cash equivalents	$15,423	$8,085

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2024	2023
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$125	$250

Interest on deposits and borrowings	$6,662	$2,265

Transfers of loans to real estate owned, net	$–	$60

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2024

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the nine-month period ended March 31, 2024, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2023, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2023 filed with the Securities and Exchange Commission.

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

March 31, 2024

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

March 31, 2024

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

March 31, 2024

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

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
	2024	2023	2024	2023
Net income (loss) allocated to common shareholders, basic and diluted	$(643,000)	$891,000	$(107,000)	$144,000

EARNINGS PER SHARE	$(0.08)	$0.11	$(0.01)	$0.02
Weighted average common shares outstanding, basic and diluted	8,098,715	8,144,767	8,098,715	8,129,006

There were no stock option shares outstanding for the nine- or three-month periods ended March 31, 2024 and 2023.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

(unaudited)

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2024 and June 30, 2023, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$10,752	$–	$527	$10,225

Held-to-maturity Securities
Agency mortgage-backed: residential	$223	$–	$13	$210

	June 30, 2023
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$12,649	$–	$569	$12,080

Held-to-maturity Securities
Agency mortgage-backed: residential	$274	$–	$15	$259

At March 31, 2024 and June 30, 2023 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Our pledged securities totaled $0 and $5.9 million at March 31, 2024 and June 30, 2023, respectively. In addition, at March 31, 2024 and June 30, 2023, our pledged assets included overnight deposits of $0 and $1.5 million, respectively. The Banks began utilizing FHLB letters of credit to secure public deposits in the recently ended quarter.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 100% and 100% at March 31, 2024 and June 30, 2023, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2024.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

(unaudited)

Note 3. Investment Securities (continued)

As of March 31, 2024:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$–	–	–
12 Months or More
Mortgage-backed securities	10,752	527	10,225
Total temporarily impaired AFS securities	$10,752	527	10,225

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$–	$–	$–
12 Months or More
Mortgage-backed securities	223	13	210
Total temporarily impaired HTM securities	$223	13	210

As of June 30, 2023:

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Mortgage-backed securities	$12,649	$569	$12,080
12 Months or More
Mortgage-backed securities	-	-	-
Total temporarily impaired AFS securities	$12,649	$569	$12,080

.

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	274	15	259
Total temporarily impaired HTM securities	$274	$15	$259

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

(unaudited)

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

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2024	2023
Residential real estate
One- to four-family	$254,789	$240,076
Multi-family	15,755	19,067
Construction	14,239	12,294
Land	1,069	470
Farm	1,313	1,346
Nonresidential real estate	30,329	30,217
Commercial nonmortgage	867	1,184
Consumer and other:
Loans on deposits	795	855
Home equity	10,326	9,217
Automobile	122	104
Unsecured	636	611
	330,240	315,441
Allowance for credit losses	(2,106)	(1,634)
	$328,134	$313,807

The amounts above include net deferred loan costs of $312,000 and $330,000 as of March 31, 2024 and June 30, 2023, respectively.

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at March 31, 2024 is adequate.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

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

March 31, 2024

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the nine months ended March 31, 2024, after restatement of beginning balance for adoption of ASC 326:

March 31, 2024:

(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate
One- to four-family	$857	$740	$1,597	$58	$(9)	$-	$-	$1,646
Multi-family	278	(145)	133	(33)	-	-	-	100
Construction	41	97	138	(33)	-	-	(1)	104
Land	1	14	15	7	-	-	-	22
Farm	4	2	6	(1)	-	-	-	5
Nonresidential real estate	405	(221)	184	(13)	-	-	-	171
Commercial and industrial	23	(18)	5	-	-	-	-	5
Consumer and other
Loans on deposits	1	(1)	-	-	-	-	-	-
Home equity	23	28	51	2	-	-	(2)	51
Automobile	-	1	1	(1)	-	-	-	-
Unsecured	1	-	1	1	-	-	-	2
	$1,634	$497	$2,131	$(13)	$(9)	$-	$(3)	$2,106

For the nine months ended March 31, 2024, the provision for (recovery of) credit losses totaled $(16,000) including $13,000 of recovery on credit losses on loans and $3,000 recovery on credit losses on unfunded commitments. At March 31, 2024, the allowance for credit losses on unfunded commitments totaled $57,000.

The following table presents the activity in the ALLL by portfolio segment for the nine months ended March 31, 2023:

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2023

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the allowance for credit losses by portfolio segment for the three months ended March 31, 2024:

(in thousands)	Beginning balance	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One- to four-family	$1,587	$59	$–	$–	$-	$1,646
Multi-family	130	(30)	–	–	-	100
Construction	124	(22)	–	–	2	104
Land	22	-	–	–	-	22
Farm	5	–	–	–	-	5
Nonresidential real estate	198	(27)	–	–	-	171
Commercial nonmortgage	6	(1)	–	–	-	5
Consumer and other:					-
Loans on deposits	–	–	–	–	-	–
Home equity	59	(8)	–	–	-	51
Automobile	–	–	–	–	-	–
Unsecured	1	1	–	–	-	2
Totals	$2,132	$(28)	$–	$–	$2	$2,106

The following table presents the activity in the allowance for loan losses by portfolio segment for the three months ended March 31, 2023:

(in thousands)	Beginning balance	Provision (credit) for loan losses	Loans charged off	Recoveries	Ending balance
Residential real estate:
One- to four-family	$778	$79	$(22)	$–	$835
Multi-family	363	(36)	–	–	327
Construction	26	7	–	–	33
Land	1	–	–	–	1
Farm	5	–	–	–	5
Nonresidential real estate	457	(49)	–	–	408
Commercial nonmortgage	2	–	–	–	2
Consumer and other:
Loans on deposits	1	–	–	–	1
Home equity	21	–	–	–	21
Automobile	–	–	–	–	–
Unsecured	1	(1)	–	–	–
Totals	$1,655	$–	$(22)	$–	$1,633

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of March 31, 2024. The recorded investment in loans excludes accrued interest receivable due to immateriality.

March 31, 2024:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,882	$–
Nonresidential real estate	1,950	–
Commercial and industrial	–	–
	$4,832	–

Real estate stands as collateral for loans individually evaluated for impairment.

The following tables present the balance in the ALLL and the recorded investment in loans by portfolio class and based on impairment method as of March 31, 2024.

March 31, 2024:

(in thousands)	Loans individually evaluated	Loans acquired with deteriorated credit quality*	Ending loans balance	Ending allowance attributed to loans
Loans individually evaluated for impairment:
Residential real estate
One- to four-family	$2,882	$178	$3,060	$-
Nonresidential real estate	1,950	-	1,950	-
	4,832	178	5,010	-
Loans collectively evaluated for impairment:
Residential real estate
One- to four-family			$251,729	$1,646
Multi-family			15,755	100
Construction			14,239	104
Land			1,069	22
Farm			1,313	5
Nonresidential real estate			28,379	171
Commercial and industrial			867	5
Consumer and other
Loans on deposits			795	-
Home equity			10,326	51
Automobile			122	-
Unsecured			636	2
			325,230	2,106
			$330,240	$2,106

*	These loans were evaluated at acquisition date at their estimated fair value and there has been no subsequent deterioration since acquisition.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents interest income on loans individually evaluated for impairment by class of loans for the nine months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2024			2023
With no related allowance recorded:
One- to four-family	$3,058	$55	$55	$3,227	$147	$147
Multi-family	--	–	–	561	15	15
Farm	--	–	–	270	–	–
Nonresidential real estate	1,882	51	51	1,055	41	41
Consumer	89	–	–	46	6	6
Purchased credit-impaired loans	191	7	7	383	17	17
	5,220	113	113	5,542	226	226
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$5,220	$113	$113	$5,542	$226	$226

The following table presents interest income on loans individually evaluated for impairment by class of loans for the three months ended March 31:

(in thousands)	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized	Average Recorded Investment	Interest Income Recognized	Cash Basis Income Recognized
	2024			2023
With no related allowance recorded:
Residential real estate:
One- to four-family	$3,073	$11	$11	$3,240	$66	$66
Multi-family	–	–	–	555	5	5
Farm	–	–	–	265	–	–
Nonresidential real estate	1,965	2	2	1,047	12	12
Consumer	–	–	–	–	–	–
Purchased credit-impaired loans	182	6	6	371	6	6
	5,220	19	19	5,478	89	89
With an allowance recorded:
One- to four-family	–	–	–	–	–	–
	$5,220	$19	$19	$5,478	$89	$89

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2024 and June 30, 2023:

	March 31, 2024		June 30, 2023
(in thousands)	Nonaccrual	Loans Past Due Over 90 Days Still Accruing	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Residential real estate:
One- to four-family residential real estate	$3,149	$373	$3,029	$365
Nonresidential real estate and land	1,670	–	1,717	28
Consumer	–	35	267	0
	$4,819	$408	$5,013	$393

One- to four-family loans in process of foreclosure totaled $1.2 million and $766,000 at March 31, 2024 and June 30, 2023, respectively.

Troubled Debt Restructurings:

Prior to the adoption of ASC 326 a Troubled Debt Restructuring (“TDR”) was the situation where the Bank granted a concession to the borrower that the Banks would not otherwise have considered due to the borrower’s financial difficulties. All TDRs are considered “impaired.”

At June 30, 2023, the Company had $1.4 million of loans classified as TDRs.

During the nine months ended March 31, 2024 there were no loans modified to borrowers experiencing financial difficulty.

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2024, by class of loans:

(in thousands)	30-89 Days Past Due	90 Days or Greater Past Due	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to four-family	$4,264	$1,684	$5,948	$248,841	$254,789
Multi-family	–	–	–	15,755	15,755
Construction	231	–	231	14,008	14,239
Land	–	–	–	1,069	1,069
Farm	–	–	–	1,313	1,313
Nonresidential real estate	809	–	809	29,520	30,329
Commercial non-mortgage	–	–	–	867	867
Consumer and other:
Loans on deposits	–	–	–	795	795
Home equity	153	35	188	10,138	10,326
Automobile	–	–	–	122	122
Unsecured	--	–	–	636	636
Total	$5,457	$1,719	$7,176	$323,064	$330,240

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2024
(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of March 31, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$24,346	$50,368	$48,136	$43,911	$27,424	$55,244	$-	$249,429
Special mention	-	-	-	-	-	138	-	138
Substandard	-	-	--	82	17	5,123	-	5,222
Doubtful	-	-	-	-	-	-	-	-
Total	$24,346	$50,368	$48,136	$43,933	$27,411	$60,505	$-	$254,789

Current period gross charge offs	$-	$-	$-	$-	$-	$9	$-	$9

Multi-family
Risk Rating:
Pass	$200	$-	$6,132	$5,948	$1,248	$2,227	$-	$15,755
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$200	$-	$6,132	$5,948	$1,248	$2,227	$-	$15,755

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$5,660	$8,483	$23	$-	$-	$73	$-	$14,239
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$5,660	$8,483	$23	$-	$-	$73	$-	$14,239

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$508	$283	$215	$-	$-	$63	$-	$1,069
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$508	$283	$215	$-	$-	$63	$-	$1,069

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$212	$-	$248	$-	$26	$827	$-	$1,313
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$212	$-	$248	$-	$26	$827	$-	$1,313

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Nonresidential real estate
Risk Rating:
Pass	$2,564	$2,346	$3,165	$3,437	$5,795	$10,400	$-	$27,707
Special mention	-	-	-	-	-	672	-	672
Substandard	-	1,017	-	-	-	933	-	1,950
Doubtful	-	-	-	-	-	-	-	-
Total	$2,564	$3,363	$3,165	$3,437	$5,795	$12,005	$-	$30,329

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$328	$-	$398	$4	$-	$137	$-	$867
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$328	$-	$398	$4	$-	$137	$-	$867

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$94	$95	$-	$17	$177	$412	$-	$795
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$94	$95	$-	$17	$177	$412	$-	$795

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$9,904	$9,904
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	422	422
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$10,326	$10,326

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$69	$10	$37	$3	$2	$1	$-	$122
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$69	$10	$37	$3	$2	$1	$-	$122

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$282	$120	$32	$174	$23	$5	$-	$636
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$282	$120	$32	$174	$23	$5	$-	$636

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
March 31, 2024
(unaudited)

Note 4. Loans receivable (continued)

At March 31, 2024, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One- to four-family	$249,429	$138	$5,222	$-
Multi-family	15,755	-	-	-
Construction	14,239	-	-	-
Land	1,069	-	-	-
Farm	1,313	-	-	-
Nonresidential real estate	27,707	672	1,950	-
Commercial nonmortgage	867	-	-	-
Consumer:
Loans on deposits	795	-	-	-
Home equity	9,904	-	422	-
Automobile	122	-	-	-
Unsecured	636	-	-	-
	$321,836	$810	$7,594	$-

At June 30, 2023, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$234,765	$170	$5,141	$-
Multi-family	19,067	-	-	-
Construction	12,294	-	-	-
Land	470	-	-	-
Farm	1,346	-	-	-
Nonresidential real estate	27,816	684	1,013	-
Commercial and industrial	1,184	-	-	-
Consumer and other
Loans on deposits	855	-	-	-
Home equity	8,879	-	338	-
Automobile	104	-	-	-
Unsecured	611	-	-	-
	$307,391	$854	$6,492	$-

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $88,000 and $88,000 at March 31, 2024 and June 30, 2023, respectively, is as follows:

(in thousands)	March 31, 2024	June 30, 2023
One- to four-family residential real estate	$178	$196

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Nine months ended March 31, 2024	Twelve months ended June 30, 2023
Balance at beginning of period	$294	$339
Accretion of income	(30)	(45)
Balance at end of period	$264	$294

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2023, nor for the nine-month period ended March 31, 2024. Neither were any allowance for loan losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2024
Agency mortgage-backed: residential	$10,225	$–	$10,225	$–

June 30, 2023
Agency mortgage-backed: residential	$12,080	$–	$12,080	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at March 31, 2024, and June 30, 2023.

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

March 31, 2024

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2024 and June 30, 2023 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2024 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$15,423	$15,423			$15,423
Available-for-sale securities	10,225		$10,225		10,225
Held-to-maturity securities	223		210		210
Loans receivable, net	328,134			315,358	315,358
Federal Home Loan Bank stock	4,528				n/a
Accrued interest receivable	1,226		1,226		1,226

Financial liabilities
Deposits	$246,104	$82,126	$163,597		245,723
Federal Home Loan Bank advances	72,348		72,327		72,327
Advances by borrowers for taxes and insurance	643		643		643
Accrued interest payable	150		150		150

		Fair Value Measurements at
	Carrying	June 30, 2023 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$8,167	$8,167			$8,167

Available-for-sale securities	12,080		$12,080		12,080
Held-to-maturity securities	274		259		259
Loans receivable - net	313,807			$293,530	293,530
Federal Home Loan Bank stock	4,623				n/a
Accrued interest receivable	902		902		902

Financial liabilities
Deposits	$226,309	$88,994	$136,577		$225,571
Federal Home Loan Bank advances	70,087		69,863		69,863
Advances by borrowers for taxes and insurance	793		793		793
Accrued interest payable	70		70		70

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2024

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive loss is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive loss balances, net of tax:

(in thousands)	Nine months ended March 31, 2024	Three months ended March 31, 2024
Balance at beginning of period	$(427)	$(334)
Current period change	31	(62)
Balance at end of period	$(396)	$(396)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended		Three months ended
	March 31,		March 31,
(in thousands)	2024	2023	2024	2023
Unrealized holding gains (losses) on available-for-sale securities	$42	$(480)	$(83)	$(24)
Tax effect	(11)	119	21	6
	$31	$(361)	$(62)	$(18)

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; our ability to receive any required regulatory approval or non-objection for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; competitive conditions in the financial services industry; changes in the level of inflation; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 and in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2023 and for the period ended September 30, 2023. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

In March 2022 the Federal Open Market Committee (“FOMC”) of the Federal Reserve Bank began raising the target range for the fed funds rate of interest and since that time has raised the short-term interest rate by 500 basis points. At March 31, 2024, we believe our risk associated with rising interest rates was moderate. Our IRR model indicated that at December 31, 2023, our EVE was approximately 16.4%, despite the historic interest rate increases during the previous twelve months. Although general market participants believe that the FOMC will now pause interest rate increases for a period of time, our December 31, 2023 EVE is anticipated to be approximately 14.7% and 10.6% under sudden and sustained increase in prevailing market interest rates of 100 basis points and 200 basis points, respectively. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of computing EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine-month periods ended March 31, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2024			2023
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$323,370	$10,927	4.51%	$294,651	$8,522	3.86%
Mortgage-backed securities	11,300	288	3.40	13,787	345	3.34
Other interest-earning assets	14,817	619	5.57	13,241	359	3.61
Total interest-earning assets	349,487	11,834	4.51	321,679	9,226	3.82

Less: Allowance for credit losses	(1,925)			(1,611)
Non-interest-earning assets	12,452			12,026
Total assets	$360,014			$332,094

Interest-bearing liabilities:
Demand deposits	$17,159	$23	0.18%	$20,415	$29	0.19%
Savings	54,154	165	0.41	70,844	235	0.44
Certificates of deposit	156,984	4,122	3.50	115,822	844	0.97
Total interest-bearing deposits	228,297	4,310	2.52	207,081	1,108	0.71
Borrowings	65,645	2,432	4.94	58,348	1,193	2.73
Total interest-bearing liabilities	293,942	6,742	3.06	265,429	2,301	1.16

Noninterest-bearing demand deposits	14,738			13,588
Noninterest-bearing liabilities	1,732			1,467
Total liabilities	310,412			280,484

Shareholders’ equity	49,602			51,610
Total liabilities and shareholders’ equity	$360,014			$332,094
Net interest spread		$5,092	1.46%		$6,925	2.66%
Net interest margin			1.94%			2.87%
Average interest-earning assets to average interest-bearing liabilities			118.90%			120.19%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended March 31, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2024			2023
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$328,385	$3,841	4.68%	$304,014	$2,983	3.93%
Mortgage-backed securities	10,787	97	3.60	13,498	116	3.44
Other interest-earning assets	17,936	235	5.24	9,562	111	4.64
Total interest-earning assets	357,108	4,173	4.67	327,074	3,210	3.93

Less: Allowance for credit losses	(2,130)			(1,665)
Non-interest-earning assets	12,611			12,309
Total assets	$367,589			$337,718

Interest-bearing liabilities:
Demand deposits	$16,197	$7	0.17%	$19,370	$9	0.19%
Savings	51,366	53	0.41	63,810	62	0.39
Certificates of deposit	161,144	1,526	3.79	112,683	383	1.36
Total interest-bearing deposits	228,707	1,586	2.77	195,863	454	0.93
Borrowings	72,821	822	4.52	76,888	711	3.70
Total interest-bearing liabilities	301,528	2,408	3.19	272,751	1,165	1.71

Noninterest-bearing demand deposits	15,659			12,418
Noninterest-bearing liabilities	1,365			1,109
Total liabilities	318,552			286,278

Shareholders’ equity	49,037			51,440
Total liabilities and shareholders’ equity	$367,589			$337,718
Net interest spread		$1,765	1.48%		$2,045	2.22%
Net interest margin			1.98%			2.50%
Average interest-earning assets to average interest-bearing liabilities			118.43%			119.92%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2023 to March 31, 2024

Financial Position and Results of Operations

At March 31, 2024 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position and regulatory capital ratios due to a potential increase in credit losses.

Assets: At March 31, 2024, the Company’s assets totaled $369.1 million, an increase of $20.1 million, or 5.8%, from total assets at June 30, 2023. This increase was attributed primarily to increases in loans, net, primarily in adjustable rate residential mortgage loans

Cash and cash equivalents: Cash and cash equivalents increased $7.2 million or 88.8% to $15.4 million at March 31, 2024. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Investment securities: At March 31, 2024, our securities portfolio, which consisted of mortgage-backed securities, decreased $1.9 million or 15.4% and totaled $10.4 million, compared to June 30, 2023.

Loans: Loans, net increased $14.3 million or 4.6% and totaled $328.1 million at March 31, 2024. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies.

Non-Performing and Classified Loans: At March 31, 2024, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $5.2 million, or 1.6% of total loans (including acquired loans), compared to $5.4 million or 1.7%, of total loans at June 30, 2023. The Company’s ACL totaled $2.1 million at March 31, 2024 and the Company’s allowance for loan loss totaled $1.6 million at June 30, 2023. The ACL at March 31, 2024, represented 40.4% of nonperforming loans and 0.6% of total loans, while at June 30, 2023, ALLL represented 34.8% of nonperforming loans and 0.5% of total loans.

The Company had $7.6 million in assets classified as substandard for regulatory purposes at March 31, 2024, and real estate owned (“REO”) of $10,000. Classified loans as a percentage of total loans (including loans acquired) was 2.4% and 2.3% at March 31, 2024 and June 30, 2023, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2024	June 30, 2023
Substandard assets	$7,594	$7,266
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$7,594	$7,266

At March 31, 2024, the Company’s real estate acquired through foreclosure represented 0.1% of substandard assets compared to 0.1% at June 30, 2023. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at March 31, 2024 and June 30, 2023, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2023 to March 31, 2024 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2024		June 30, 2023
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	1	$10	2	$70
Total REO	1	$10	2	$70

At March 31, 2024 and June 30, 2023, the Company had $810,000 and $854,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but does possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $21.8 million, or 7.3% to $320.1 million at March 31, 2024, as deposits increased $19.8 million or 8.7% to $246.1 million and advances increased $2.3 million or 3.2% to $72.3 million.

Certificates of deposit increased $26.7 million or 19.4% and totaled $164.0 million at March 31, 2024, which included $43.9 million of brokered deposits, an increase of $22.9 million or 108.8%. Demand deposit accounts increased $1.6 million or 5.1% and totaled $33.0 million at quarter end. Savings accounts decreased $8.5 million or 14.7% and totaled $49.1 million at the end of the current period. The cost of liabilities has been increasing rapidly due to higher costs of both wholesale and retail funding.  Continued increases in liability costs, especially for wholesale funds, will primarily be driven by future increases in market rates by the Federal Reserve.  It is believed that we are near the peak of this rate cycle which, if so, will likely slow the increasing costs of our liabilities.

Shareholders’ Equity: At March 31, 2024, the Company’s shareholders’ equity totaled $49.0 million, a decrease of $1.7 million or 3.3% from the June 30, 2023 total. The decrease in shareholders’ equity was primarily associated with adoption of the CECL accounting standard which resulted in a $414,000 net loss for the period and dividends paid on common stock.

The Company paid dividends of $671,000 and had net loss of $643,000 for the nine-month period just ended. On July 6, 2023, the members of First Federal MHC again approved a dividend waiver on annual dividends of up to $0.40 per share of Kentucky First Federal Bancorp common stock. The Board of Directors of First Federal MHC applied for approval of another waiver. The Federal Reserve Bank of Cleveland has notified the Company that it did not object to the waiver of dividends paid by the Company to First Federal MHC, and, as a result, First Federal MHC was permitted to waive the receipt of dividends for quarterly dividends up to $0.10 per common share through the third calendar quarter of 2024. However, on October 13, 2023, the Company announced that future dividends will be reduced primarily due to the recent decline in earnings of the Banks. After careful consideration, on January 16, 2024, the board determined that it would be prudent to suspend the payment of dividends completely until such time as earnings and liquidity improve. Our ability to pay future dividends and if so at what level will also be dependent on our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans, and the receipt of required regulatory approval or non-objection for the payment of dividends from the Banks to the Company or from the Company to shareholders. Nevertheless, management continues to believe that a strong dividend is consistent with the Company’s long-term capital management strategy. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2024 and 2023

General

Net income totaled $(643,000) or $(0.08) diluted earnings per share for the nine-months ended March 31, 2024, a decrease of $1.5 million or 172.2% from net income of $891,000 or $0.11 diluted earnings per share for the same period in 2023. The decrease in net earnings for the nine months ended March 31, 2024 was primarily attributable to lower net interest income, and higher non-interest expense, which were partially offset by lower income taxes and lower provision for credit losses.

Net Interest Income

Net interest income decreased $1.8 million or 26.5% to $5.1 million due primarily to interest expense increasing more than interest income increased period to period. Interest expense increased $4.4 million or 193.0%, while interest income increased $2.6 million or 28.3% to $11.8 million for the nine months ended March 31, 2024. During the unprecedented interest rate increases experienced in the market since March 2022, our funding sources have repriced more quickly than our assets have repriced, which has had a negative impact on net interest income.

The average rate earned on interest-earning assets increased 69 basis points to 4.52% and was the primary reason for the increase in interest income. The increase in interest income was due primarily to an increase of $2.4 million or 28.2% in interest income from loans, which totaled $10.9 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $28.7 million or 9.8% to $323.4 million for the nine months ended March 31, 2024, while the average rate increased 65 basis points to 4.51%.

The average balance of interest-bearing liabilities increased $28.5 million or 10.7% to $293.9 million for the nine months just ended, and the average rate paid increased 190 basis points to 3.06%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.  Continued increases in liability costs, especially for wholesale funds, will primarily be driven by future increases in market rates by the Federal Reserve. It is widely believed that we are near the peak of this rate cycle which, if so, will likely slow the increasing costs of our liabilities.

Net interest spread decreased from 2.66% for the prior year quarterly period to 1.46% for the nine-month period ended March 31, 2024.

Provision for (Recovery of) Credit Losses

Management determined that a $13,000 recovery of credit losses was prudent in light of the strengthening loan portfolio overall during the recently ended nine-month period. Impaired loans are now being individually evaluated for specific loss allocation and are therefore excluded from the homogeneous pooled loss analysis. The result is a more targeted representation of currently expected credit losses on loans.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2024 and 2023 (continued)

Non-interest Income

Non-interest income decreased $37,000 or 15.7% to $199,000 for the nine months ended March 31, 2024, compared to the prior year period, primarily because of a decrease in other non-interest income, which is comprised of various items including bank-related fees and services.

Non-interest Expense

Non-interest expense increased $273,000 or 4.6% to $6.1 million for the nine months ended March 31, 2024, primarily due to higher outside service fee, FDIC insurance premiums, as well as higher employee compensation and benefits.

Outside service fee expense increased $103,000 or 56.9% and totaled $284,000 due to additional professional expenses and costs associated with them.

FDIC insurance premiums expense increased $101,000 or 160.3% and totaled $164,000 due to the FDIC increasing premiums throughout the industry in their effort to get the Deposit Insurance Fund closer to the statutory minimum of 1.35%. The ratio dipped after the recent bank failures of Silicon Valley Bank and Signature Bank.

Employee compensation and benefits expense increased $64,000 or 1.7% and totaled $3.8 million for the nine months just ended due to additional salary expense.

Income Tax Expense (Benefit)

Income tax expense decreased $483,000 or 170.7% to an income tax benefit of $200,000 for the nine months ended March 31, 2024, compared to the prior year period due to decreased earnings. The effective tax rates for the nine-month periods ended March 31, 2024 and 2023, were 23.7% and 24.1%, respectively.

Comparison of Operating Results for the Three-month Periods Ended March 31, 2024 and 2023

General

Net loss totaled $107,000 or ($0.01) diluted earnings per share for the three months ended March 31, 2024, a decrease of $251,000 or 174.3% from net income of $144,000 or $0.02 diluted earnings per share for the same period in 2023. The decrease in net earnings for the quarter ended March 31, 2024, was primarily attributable to lower net interest income, and higher non-interest expense, which were partially offset by lower income taxes.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Net Interest Income

Net interest income decreased $280,000 or 13.7% to $1.8 million due primarily to interest expense increasing more than interest income increased period to period. Interest expense increased $1.2 million or 106.7%, while interest income increased $963,000 or 30.0% to $4.2 million for the recently-ended quarter. During the unprecedented interest rate increases seen in the market since March 2022, our funding sources have repriced more quickly than our assets have repriced, which has had a negative impact on net interest income.

The average rate earned on interest-earning assets increased 75 basis points to 4.67% and was the primary reason for the increase in interest income, although average interest-earning assets also increased $30.0 million or 9.2% to $357.1 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $858,000 or 28.8% in interest income from loans, which totaled $3.8 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $24.4 million or 8.0% to $328.4 million for the three months ended March 31, 2024, while the average rate increased 75 basis points to 4.68%.

The average balance of interest-bearing liabilities increased $28.8 million or 10.6% to $301.5 million for the quarter just ended, and the average rate paid increased 149 basis points to 3.19%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.  Continued increases in liability costs, especially for wholesale funds, will primarily be driven by future increases in market rates by the Federal Reserve. It is widely believed that we are near the peak of this rate cycle which, if so, will likely slow the increasing costs of our liabilities.

Net interest spread decreased from 2.22% for the prior year quarterly period to 1.48% for the three-month period ended March 31, 2024.

Provision for (Recovery of) Credit Losses

Management determined that a $28,000 recovery of credit losses was prudent in light of the strengthening loan portfolio overall during the recently ended three-month period. Impaired loans are now being individually evaluated for specific loss allocation and are therefore excluded from the homogeneous pooled loss analysis. The result is a more targeted representation of currently expected credit losses on loans.

Comparison of Operating Results for the Three-month Periods Ended March 31, 2024 and 2023 (continued)

Non-interest Income

Non-interest income increased $9,000 or 13.0% to $78,000 for the recently ended quarter primarily due to net gain on sales of loans, which increased from $0 to $8,000 for the three months ended March 31, 2024.

Non-interest Expense

Non-interest expense increased $100,000 or 5.2% and totaled $2.0 million for the three months ended March 31, 2024, primarily due to increased auditing and accounting expense, FDIC insurance premiums and other various bank expenses.

Income Tax Expense (Benefit)

Income taxes decreased $92,000 or 170.4% from an expense of $58,000 for the three months ended March 31, 2023, to a benefit of $38,000 for the recently ended period. The effective tax rates for the three-month periods ended March 31, 2024 and 2023, were 26.2% and 27.3%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2024 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II-OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023 and in the Company’s Quarterly Report on Form 10-Q for the period ended December 31, 2023 and for the period ended September 30, 2023 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as mentioned above, there have been no changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2023.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2024.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
January 1-31, 2024	–	$–	–	–
February 1-28, 2024	–	$–	–	–
March 1-31, 2024	–	$–	–	–

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended March 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended March 31, 2024 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 15, 2024	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 15, 2024	By:	/s/ Tyler W. Eades
Tyler W. Eades
Vice President and Chief Financial Officer