Form 10-K
period 2024-06-30
Kentucky First Federal Bancorp
filed 2024-10-03
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2024

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

The aggregate market value of the common stock held by nonaffiliates was $20.2 million as of December 31, 2023.

Number of shares of common stock outstanding as of September 24, 2024: 8,086,715

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2024. (Part II)

2.	Portions of Proxy Statement for the 2024 Annual Meeting of Stockholders. (Part III)

i

PART I

Item 1. Business.

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the Office of the Comptroller of the Currency (“OCC”); First Federal Savings Bank of Kentucky’s ability to satisfy the Individual Minimum Capital Requirements imposed by the OCC; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; our ability to receive any required regulatory approval or non-objection for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC competitive conditions in the financial services industry; changes in the level of inflation; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

At June 30, 2024, Kentucky First had total assets of $375.0 million, deposits of $256.1 million and stockholders’ equity of $48.0 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office located at 655 Main Street, Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2024, First Federal of Hazard had total assets of $89.8 million, net loans of $81.1 million, total mortgage-backed and other securities of $3.4 million, deposits of $54.4 million and total capital of $18.0 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2024, First Federal of Kentucky had total assets of $287.1 million, net loans of $251.9 million, total mortgage-backed and other securities of $6.4 million, deposits of $204.4 million and total capital of $28.9 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in four market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, median household income in Perry County is $48,328 compared to personal income of $61,118 in Kentucky and $80,610 in the United States. Total population in Perry County is approximately 28,000. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, is led by healthcare, followed by retail, education, and public administration. During the last five years, the unemployment rate (not seasonally adjusted) has been higher than most regions, and in July 2024, was 7.0%, compared to 5.1% in Kentucky and 4.2% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 52,000, of which approximately 27,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary sources of employment are public administration, education, other services, and health care. The median household income in Franklin County is $67,788. The unemployment rate is 4.20%

Boyle County has a population of approximately 31,000. The primary sources of employment are health care, retail, information services, and manufacturing. The unemployment rate is 5.0% while the median household income in Boyle County is $60,218.

Garrard County has a population of approximately 18,000. The primary sources of employment are education, health care, retail, and construction. There is a 4.5% unemployment rate and $62,546 median household income.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. As opportunities arise, we also offer loans secured by churches, commercial real estate, and multi-family real estate. We also offer loans secured by deposit accounts and home equity loans. Substantially all of our loans are made within the Banks’ respective market areas.

Residential Mortgage Loans. Historically, our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2024, residential mortgage loans including construction loans and multi-family totaled $285.8 million, or 85.3%, of our total loan portfolio. We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years. Adjustable-rate loans have an initial fixed term of one, three, five or seven years. After the initial term, the rate adjustments on most of our adjustable-rate loans are indexed to the MIRS Transition Index, formerly known as PMMS+ Index. The interest rates on these mortgages are adjusted once a year, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2024, the Company’s loan portfolio included $252.6 million in adjustable-rate residential mortgage loans, or 88.4% of the Company’s residential mortgage loan portfolio.

The retention of adjustable-rate loans in the portfolio helps reduce our exposure to increases in prevailing market interest rates. However, there are unquantifiable credit risks resulting from potential increases in costs to borrowers in the event of upward repricing of adjustable-rate loans. It is possible that during periods of rising interest rates, the risk of default on adjustable-rate loans may increase due to increases in interest costs to borrowers. Further, although adjustable-rate loans allow us to increase the sensitivity of our interest-earning assets to changes in interest rates, the extent of this interest sensitivity is limited by the initial fixed-rate period before the first adjustment and the periodic and lifetime interest rate adjustment limitations. Accordingly, there can be no assurance that yields on our adjustable-rate loans will fully adjust to compensate for increases in our cost of funds. Finally, adjustable-rate loans may decrease at a pace faster than decreases in our cost of funds, resulting in reduced net income. In recent months, the Company has attempted to shift direction from adjustable-rate loans secured by owner-occupied homes. The Company is well-positioned to originate fixed-rate loans secured by owner-occupied homes for sale into the secondary market. Doing so will free capital and liquidity for potential investment in higher-yielding types of assets.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. Due to demand in our local markets, we have also increased lending to borrowers who are building homes to sell. These tend to be established borrowers building one or a few moderately-priced homes. At June 30, 2024 construction loans totaled $13.8 million, or 4.1%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually less than one year. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2024, multi-family loans totaled $15.8 million, or 4.7%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, and properties used for other purposes. At June 30, 2024, nonresidential real estate loans totaled $34.3 million, or 10.2% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2024, commercial non-mortgage loans totaled $700,000, or 0.2%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2024, our consumer loan balance totaled $12.2 million, or 3.6%, of our total loan portfolio. Of the consumer loan balance at June 30, 2024, $10.6 million were home equity loans, $819,000 were loans secured by savings deposits and $117,000 were automobile or unsecured loans. Our home equity loans are made on the security of residential real estate and have terms of up to 15 years. Most of our home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, although we do offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. Our home equity loans require the monthly payment of 1.0% to 2.0% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. Home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2024, the total outstanding home equity loans amounted to 3.2% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2024, loans on savings accounts totaled 0.2% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2024, totaled 0.2% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2024, $20.4 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

Loan Approval Procedures and Authority. Our lending activities follow written, nondiscriminatory, underwriting standards and loan origination procedures established by each Bank’s Board of Directors and management. Each Bank’s loan staff can approve or deny loans totaling $500,000 or less. First Federal of Hazard’s loan committee consists of its two senior officers, while First Federal of Kentucky’s loan approval process allows for various combinations of experienced bank officers to approve or deny loans. Loans that do not conform to this criteria must be submitted to the Board of Directors or Loan Committee composed of at least three directors, for approval.

It is the Company’s practice to record a lien on the real estate securing a loan. The Banks generally do not require title insurance, although it may be required for loans made in certain programs. The Banks do require fire and casualty insurance on all security properties and flood insurance when the collateral property is located in a designated flood hazard area.

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2024, the regulatory limit on loans to one borrower was $2.8 million for First Federal of Hazard and $4.7 million for First Federal of Kentucky. Neither of the Banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. Upon implementation of ASU 2016-13 or the current expected credit loss (CECL) model at July 1, 2023, the Banks began to utilize a separate liability to reflect anticipated credit losses on loan commitments. At June 30, 2024, this amount totaled $60,000.

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

At June 30, 2024, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $2.9 million at June 30, 2024. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

Deposit Accounts. The vast majority of our depositors are residents of the Banks’ respective market areas. Deposits are attracted from within our market areas through the offering of passbook savings and certificate accounts, and, at First Federal of Kentucky, checking accounts and individual retirement accounts (“IRAs”). We began utilizing brokered funds in June 2023 and had $52.0 million in such deposits at June 30, 2024. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, asset liability management and customer preferences and concerns. We review our deposit mix and pricing on an ongoing basis as needed.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2023, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $1.8 million and $5.7 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2024, the latest date for which data is available, First Federal of Hazard had a deposit market share of 7.8% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,) 1st Trust Bank, Inc., and Community Trust Bancorp, Inc. (Community Trust Bank, Inc.) had Perry County deposit market shares of 42.7%, 23.6% and 28.7%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2024, First Federal of Kentucky had deposit market share of 7.0%, 7.1% and 13.6% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 28.1%, Wesbanco Bank, Inc. (Wesbanco) at 15.5% and Community Trust Bancorp, Inc., (Community Trust Bank) at 8.3% market share in the three-county area. Boyle Bancorp, Wesbanco, Inc., and Community Trust Bancorp, Inc. had assets at June 30, 2024, of $940.3 million, $18.1 billion, and $5.8 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($2.3 billion in assets) and the Expree Credit Union ($102.1 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2024, we had 56 full-time employees and three part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Certain of the regulatory requirements that are applicable to First Federal of Hazard, First Federal of Kentucky, Kentucky First and First Federal MHC are described below. This discussion does not purport to be a complete description of the laws and regulations involved and is qualified in its entirety by the actual laws and regulations. Moreover, laws and regulations are subject to changes by the U.S. Congress or the regulatory agencies as applicable.

Agreements with Regulators. On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, which became effective as of the same date. The Agreement will remain effective until it is amended by First Federal of Kentucky and the OCC, or the OCC modifies, waives or terminates the Agreement. As a result of the Agreement, pursuant to 12 C.F.R. § 5.51(c)(7)(ii), First Federal of Kentucky is in “troubled condition,” and is not an “eligible savings association” for purposes of 12 C.F.R. § 5.3, unless otherwise informed in writing by the OCC. In addition to the Agreement, the OCC has also imposed individual minimum capital requirements (“IMCRs”) on First Federal of Kentucky. The IMCRs require First Federal of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%.

Under the terms of the Agreement, First Federal of Kentucky is required to take the following actions within the time frames specified in the Agreement:

●	create a compliance committee composed of at least three of First Federal of Kentucky’s directors to monitor and oversee First Federal of Kentucky’s compliance with the provisions of the Agreement and submit quarterly evaluation reports to First Federal of Kentucky’s board of directors regarding actions First Federal of Kentucky has taken to comply with the Agreement and the results and status of such actions;

●	submit to the OCC, adopt and implement an acceptable revised written three-year strategic plan establishing objectives for First Federal of Kentucky’s overall risk profile, balance sheet mix, funding structure, interest rate risk, liquidity and capital adequacy, earnings performance, and asset and core deposit growth, together with strategies to achieve those objectives;

●	submit to the OCC, adopt and implement an acceptable revised written succession plan for First Federal of Kentucky that is designed to promote adequate staffing and continuity of capable management;

●	adopt a revised written liquidity risk management program for First Federal of Kentucky that provides for the identification, measurement, monitoring, and control of First Federal of Kentucky’s liquidity risk exposure, and that emphasizes the importance of cash flow projections, diversified funding sources, a cushion of highly liquid assets, robust liquidity stress testing scenario analyses, and a formal, well-developed contingency funding plan as primary tools for measuring and managing liquidity risk; and

●	adopt a revised written interest rate risk program that includes risk management systems to identify, measure, monitor, and control interest rate risk.

The Agreement requires First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement. First Federal of Kentucky’s Board and management are committed to fully addressing the provisions of the Agreement within the required time frames. As of the date of this filing, First Federal of Kentucky’s Board and management believe that First Federal of Kentucky has made progress toward addressing the deficiencies that resulted in the Agreement and intends to satisfy the Agreement’s requirements as expeditiously as possible. For additional information, see Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” (CBLR) for qualifying community banking organizations having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%. The CBLR is an alternative framework that permits qualifying institutions to calculate a leverage ratio to measure capital adequacy. Institutions opting into the CBLR framework are not be required to calculate or report risk-based capital and are deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule if they meet the CBLR ratio. The CBLR ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets as reported on the banking organization’s applicable regulatory filings. The federal agencies published a final rule on October 9, 2020, effective November 9, 2020, that set the CBLR at 9% beginning on January 1, 2022. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% by year-ended 2021. The Banks elected to use the CBLR framework effective for the quarter ended March 31, 2020. As of June 30, 2024, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the minimum required capital amounts for capital adequacy. See Note K-Stockholders’ Equity and Regulatory Capital in notes to financial statements.

In August 2024, First Federal of Kentucky entered into an Agreement with the OCC. The OCC has also imposed individual minimum capital requirements (“IMCRs”) which require First Federal of Kentucky to achieve and maintain capital levels in excess of the minimum capital standards required under OCC’s Prompt Corrective Action framework. Under the IMCRs, First Federal of Kentucky must achieve and maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. At June 30, 2024, First Federal of Kentucky exceeded the requirements of the IMCRs as its common equity tier 1 capital ratio was 16.25%, its tier 1 capital ratio was 16.25%, its total capital ratio was 16.25%, and its leverage ratio was 10.24%. For additional information, see Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

Limitation on Capital Distributions. OCC regulations impose limitations upon all capital distributions by a federal savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if, among other circumstances the association will not remain an “eligible” savings association (i.e., generally, well capitalized and with examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the federal savings association is directly or indirectly controlled by a mutual savings and loan holding company or the distribution would otherwise be contrary to a statute, regulation or agreement with the. In addition, the federal savings association must provide 30 days prior notice to the Federal Reserve Board of the capital distribution if, like First Federal of Hazard and First Federal of Kentucky, it is a subsidiary of a holding company. If First Federal of Hazard’s or First Federal of Kentucky’s capital were ever to fall below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice. As a result of the Agreement with the OCC, pursuant to 12 C.F.R. § 5.51(c)(7)(ii), First Federal of Kentucky is in “troubled condition,” and is not an “eligible savings association” for purposes of 12 C.F.R. § 5.3, unless otherwise informed in writing by the OCC.

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

A savings association that fails the qualified thrift lender test is immediately subject to certain operating restrictions, including restrictions on new activities, branching and the payment of dividends. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action. Failure to correct the violation within 12 months will cause the association’s savings and loan holding company to register as and be deemed a bank holding company. At June 30, 2024, First Federal of Hazard and First Federal of Kentucky were in compliance with the qualified thrift lender test in each of the prior 12 months.

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

Assessments. Federal savings associations pay assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings association’s total assets, including consolidated subsidiaries, its financial condition and the complexity of its portfolio. During the current year, our assessments totaled $81,000 and are expected to increase in the fiscal year ended June 30, 2025.

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

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 12 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2024, of $960,000 million and $3.3 million, respectively.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive the right to receive dividends declared by Kentucky First. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends it had a right to receive; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. Beginning with the dividend paid in September 2012, First Federal MHC has annually sought member approval to obtain Federal Reserve Board approval to waive the MHC’s dividends from the Company. In January 2024, the board announced that due to low income at the banks, the dividend to shareholders would be suspended indefinitely, and First Federal MHC suspended efforts to seek member approval to obtain the dividend waiver in the coming year. If at such time as Kentucky First has sufficient income and liquidity to pay future dividends, it is expected that that First Federal MHC will once again solicit member approval of the dividend waiver. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2017 and later. The federal statutory tax rate was 21% for the fiscal years ended June 30, 2024 and 2023.

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

Beginning in March, 2022, the Federal Reserve Board’s Open Market Committee (“FOMC”) started raising interest rates to combat elevated inflation and a strong labor market. Rates continued to increase through August 2023.

The increase in interest rates has caused our net interest income to decline. Net interest income decreased $1.8 million or 20.3% compared to the fiscal year ended June 30, 2023 primarily due to an increase in interest expense of $5.4 million or 137.9%, offset somewhat by an increase in interest income $3.5 million or 27.6%. Our funding sources repriced more quickly during the interest rate increases than our assets. Consequently, the increase in our interest expense was attributed primarily to higher average rates paid on both deposits and FHLB advances, while the increase in our interest income was a combination of both higher average balances and higher rates earned on those assets. In September 2024, the FOMC decided to lower the target range for the federal funds rate by 50 basis points to 4 3/4 to 5 percent. Nevertheless, if interest rates rise in the future, our net interest income may decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities, increases more quickly than interest income earned on interest-earning assets, such as loans and investments. In addition, rising interest rates may hurt our income because of reduced demand for new loans and refinancing loans may in turn result in reduced interest and fee income earned on new loans and loan refinancings. While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as separate components of equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity. At June 30, 2024, this decrease in fair value of the securities, otherwise known as Accumulated other comprehensive loss totaled $336,000 or 3.4% of our securities portfolio.

Rising interest rates may adversely affect the ability of borrowers to repay loans.

We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years; however, across our loan portfolio, interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. At June 30, 2024, 83.3% of our residential real estate loan portfolio were adjustable-rate loans. Rising interest rates could have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations as interest rates rise, the borrower’s payments rise, increasing the potential for delinquencies and defaults.

Risks Related to Our Lending Activities

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 to levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2024. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations. High interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

If our allowance for credit losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for credit loss, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are incorrect, our allowance for credit loss may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. An emphasis on loan growth or shifting the types of loans the banks make, as well as any future credit deterioration, could require us to increase our allowance further in the future. In addition, our banking regulators periodically review our allowance for loan losses and could require us to increase our provision for loan losses. Any increase in our allowance for credit loss or loan charge-offs as required by regulatory authorities may have a material adverse effect on our results of operations and financial condition.

A large percentage of our loans are collateralized by real estate and disruptions in the real estate market may result in losses and hurt our earnings.

Approximately 96.1% of our loan portfolio at June 30, 2024 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for credit losses, it could materially reduce our profitability and adversely affect our financial condition.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At June 30, 2024, $256.2 million, or 76.5%, of our loan portfolio was secured by one-to-four family real estate, all of which is located in the Commonwealth of Kentucky, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing markets or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We plan to continue to sell our longer-term, conforming and non-conforming fixed-rate loans that we originate to generate noninterest income. We also earn revenue from fees we receive for servicing mortgage loans. Changes in interest rates may impact our mortgage banking revenues, which could negatively impact our noninterest income. When rates rise, the demand for mortgage loans usually tends to fall, reducing loan origination volume and the related amount of gains on the sales of loans. Under the same conditions, net revenue from our mortgage servicing activities can increase due to slower prepayments, which reduces our amortization expense for mortgage servicing rights. When rates fall, mortgage originations usually tend to increase and the value of our mortgage servicing rights usually tends to decline, also with some offsetting revenue effect. During the fiscal year ended June 30, 2024, non-interest income decreased $51,000 or 16.9% and totaled $251,000, primarily due to decreased participation and service fee income.

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

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. In May 2023, First Republic Bank was also placed into FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank, Signature Bank and First Republic Bank. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At June 30, 2024, we had $27.9 million in available liquidity, including $18.3 million in cash and cash equivalents. Our uninsured deposits are estimated to be approximately $17.5 million or 6.83% of total deposits. At June 30, 2024, we had off-balance sheet liquidity sources totaling $89.3 million, including $71.4 million in additional borrowing capacity at the Federal Home Loan Bank of Cincinnati. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Banks. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

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

Risks Related to Our Business and Industry Generally

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

Risks Related to Laws and Regulations

We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and /or additional regulatory actions.

On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, which became effective as of the same date. As a result of the Agreement, pursuant to 12 C.F.R. § 5.51(c)(7)(ii), First Federal of Kentucky is in “troubled condition,” and is not an “eligible savings association” for purposes of 12 C.F.R. § 5.3, unless otherwise informed in writing by the OCC. In addition to the formal written Agreement, the OCC has also imposed individual minimum capital requirements (“IMCRs”) on First Federal of Kentucky. The IMCRs require First Federal of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. At June 30, 2024, First Federal of Kentucky exceeded the requirements of the IMCRs as its common equity tier 1 capital ratio was 16.25%, its tier 1 capital ratio was 16.25%, its total capital ratio was 16.25%, and its leverage ratio was 10.24%.

Under the terms of the Agreement, First Federal of Kentucky is required to take the following actions within the time frames specified in the Agreement:

●	create a compliance committee composed of at least three of First Federal of Kentucky’s directors to monitor and oversee First Federal of Kentucky’s compliance with the provisions of the Agreement and submit quarterly evaluation reports to First Federal of Kentucky’s board of directors regarding actions First Federal of Kentucky has taken to comply with the Agreement and the results and status of such actions;

●	submit to the OCC, adopt and implement an acceptable revised written three-year strategic plan establishing objectives for First Federal of Kentucky’s overall risk profile, balance sheet mix, funding structure, interest rate risk, liquidity and capital adequacy, earnings performance, and asset and core deposit growth, together with strategies to achieve those objectives;

●	submit to the OCC, adopt and implement an acceptable revised written succession plan for First Federal of Kentucky that is designed to promote adequate staffing and continuity of capable management;

●	adopt a revised written liquidity risk management program for First Federal of Kentucky that provides for the identification, measurement, monitoring, and control of First Federal of Kentucky’s liquidity risk exposure, and that emphasizes the importance of cash flow projections, diversified funding sources, a cushion of highly liquid assets, robust liquidity stress testing scenario analyses, and a formal, well-developed contingency funding plan as primary tools for measuring and managing liquidity risk; and

●	adopt a revised written interest rate risk program that includes risk management systems to identify, measure, monitor, and control interest rate risk.

The Agreement requires First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement.

The Agreement will remain in effect until it is amended by First Federal of Kentucky and the OCC, or the OCC modifies, waives or terminates the Agreement. While First Federal of Kentucky is subject to the Agreement, we expect that the Board and management will be required to focus considerable time and attention on taking corrective actions to comply with its terms.

First Federal of Kentucky’s Board and management are committed to fully addressing the provisions of the Agreement within the required time frames. The OCC may determine, however, in its sole discretion that the issues raised by the Agreement have not been addressed satisfactorily, or that any current or past actions, violations or deficiencies could be the subject of further regulatory enforcement actions. If the OCC were to determine that First Federal of Kentucky was not in compliance with the Agreement, it would have available various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of First Federal of Kentucky, to remove officers and/or directors, to assess civil monetary penalties, and to impose limitations on our business at First Federal of Kentucky, any of which could negatively affect our ability to implement our business plan and pay dividends on or our common stock, and may negatively affect the value of our common stock as well as our financial condition and results of operations.

Changes in laws and regulations and the cost of regulatory compliance with new laws and regulations may adversely affect our operations and/or increase our costs of operations.

The Banks are subject to extensive regulation, supervision and examination by the OCC. The Company is subject to extensive regulation, supervision and examination by the Federal Reserve Board. Such regulation and supervision govern the activities in which an institution and its holding company may engage and is intended primarily for the protection of the federal deposit insurance fund and the depositors of the Banks rather than the protection of the Company’s stockholders. Regulatory authorities have extensive discretion in their supervisory and enforcement activities, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations.

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

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2024, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts according to the Community Bank Leverage Ratio regulations and we believe they also meet the fully-phased in minimum capital requirements. As previously discussed, in August 2024, First Federal of Kentucky entered into an Agreement with the OCC. The OCC has also imposed IMCRs which require First Federal of Kentucky to achieve and maintain capital levels in excess of the minimum capital standards required under OCC’s Prompt Corrective Action framework. Under the IMCRs, First Federal of Kentucky must achieve and maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. At June 30, 2024, First Federal of Kentucky exceeded the requirements of the IMCRs as its common equity tier 1 capital ratio was 16.25%, its tier 1 capital ratio was 16.25%, its total capital ratio was 16.25%, and its leverage ratio was 10.24% See Note K-Stockholders’ Equity and Regulatory Capital of Notes to Consolidated Financial Statements.

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

Pursuant to Accounting Standards Codification (“ASC”) 350, Intangibles - Goodwill and Other and ASC 360, Property, Plant and Equipment, we are required to perform an annual impairment review of goodwill, intangibles and other long-lived assets which could result in an impairment charge if it is determined that the carrying value of the assets are in excess of the fair value. We perform the impairment test annually during our fourth fiscal quarter. Goodwill, intangibles and other long-lived assets are also tested more frequently if changes in circumstances or the occurrence of events indicates that a potential impairment exists. When changes in circumstances, such as changes in the variables associated with the judgments, assumptions and estimates made in assessing the appropriate fair value indicate the carrying amount of certain assets may not be recoverable, the assets are evaluated for impairment. If actual operating results differ from these assumptions, it may result in an asset impairment. As of June 30, 2020, management early adopted ASU 2017-04, Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the required method for estimating the fair value of the Company. Future write-downs of intangibles and other long-lived assets could affect certain of the financial covenants under our debt agreements, could restrict our financial flexibility, and would impact our results of operations. In the period ended June 30, 2024, the Company recorded a goodwill impairment charge, which had no tax impact, of $947,000, which represents 100.0% of goodwill previously reported.

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

The occurrence of any failures or interruptions may require us to identify alternative sources of such services, and we cannot assure you that we could negotiate terms that are as favorable to us or could obtain services with similar functionality as found in our existing systems without the need to expend substantial resources, if at all. Further, the occurrence of any systems failure or interruption could damage our reputation and result in a loss of customers and business, could subject us to additional regulatory scrutiny, or could expose us to legal liability. Any of these occurrences could have a material adverse effect on our financial condition and results of operations.

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

Our ability to pay future dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First Federal and the waiver of dividends by First Federal MHC. On January 16, 2024, we announced that the Board had determined to suspend the payment of dividends indefinitely.

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

On January 16, 2024, we announced that the Board had determined to suspend the payment of dividends indefinitely. For additional information regarding suspension of our quarterly dividend, please see “Liquidity Risk - On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. The suspension of our quarterly cash dividend could have an adverse impact on the market price of our common stock.”

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company regards information and data as valuable assets. As a result, we have implemented safeguards to protect corporate informational and data assets. Associated and established technology resources maintain the integrity, availability, and privacy of confidential information of the respective assets. Additionally, we maintain a similar risk-based approach to our third-party vendors including identifying and overseeing cybersecurity risks they present.

Integration into Overall Risk Management System

The Company employs comprehensive methodologies for risk assessment and diligently identifies and evaluates potential cybersecurity threats and vulnerabilities across our systems, networks and data assets. This process involves regular examinations of emerging threats, conducting penetration tests, vulnerability scanning and thorough analysis of industry-specific risks.

The Company continues to expand investments in information technology security, including continuous end-user training, layered defenses, identifying and protecting critical assets, strengthening monitoring and alerting.

The Company’s Information Security Officer (“ISO”) is responsible for completing additional mandatory training to understand the processes, procedures, and technical requirements for securing information assets across the Company.

The Company has developed an Incident Response Plan to guide its actions in responding to real and suspected information security incidents. This includes unlawful, unauthorized, or unacceptable actions that involve a computer system or a computer network such as Distributed Denial of Service attacks, Corporate Account Takeover schemes, or ransomware. Cybersecurity threats that are identified and deemed material are escalated and communicated directly to the Incident Response Team, in collaboration with relevant information technology personnel, insurance providers, legal counsels and when necessary, external cybersecurity firms specializing in forensic investigations.

The Company sets forth enterprise-wide coordinated responses to identified threats, ensuring timely mitigation and remediation, and facilitating awareness and communication. Tabletop exercises are held regularly at the senior and executive management levels to validate roles and responsibilities, and response protocols respective to cybersecurity threats.

Third-party Access

The Company has a fully integrated third-party risk management program to identify, assess, monitor and mitigate risks associated with third-party relationships, including cybersecurity risks. Under the program, risk ratings are assigned to each of the vendors based on an assessment of the vendor and its access to networks, systems, and confidential information. An assessment is conducted on each vendor to identify and measure the risks from cybersecurity threats that could impact our customer’s data and our environment. Third parties that have access to our systems or customer data must have appropriate technical and organizational security measures and security control principles based on commercially acceptable security standards, and we require third parties in this class to agree by contract to manage their cybersecurity risks.

Material Cybersecurity Threat Risks

The Company has not experienced any material losses relating to cybersecurity threats or incidents for the year ended June 30, 2024. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. The Company, and the third parties that the Company engages, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

Cybersecurity Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has oversight responsibilities to ensure effective governance in managing these risks because it recognizes the significance of these threats to our operational integrity, shareholder and customer confidence and reputation.

Board of Directors Oversight

The Board is responsible for the oversight of cybersecurity risk management and is composed of members with expertise in risk management, technology, and finance, thereby equipping them to manage and prevent cybersecurity risks effectively.

Management’s Role in Managing Risk

The ISO plays a pivotal role in informing the Board of Directors on cybersecurity risks. The ISO, other information security staff, and members of senior management meet regularly as the Technology Steering Committee. Reports of their meetings are shared with the boards of our subsidiary banks. Committee reports provide comprehensive briefings to both the Board and the Audit Committee as part of managements reporting. These briefings encompass a broad range of topics, including:

●	Current cybersecurity landscape and emerging threats;

●	Status of ongoing cybersecurity initiatives and strategies;

●	Incident reports and issues identified from any cybersecurity events; and

●	Compliance with regulatory requirements and industry standards.

In addition to our regularly scheduled Board meetings, the ISO regularly communicates with senior staff regarding emerging or potential cybersecurity risks. They discuss any significant developments in the cybersecurity domain, which when reported to the Board, ensures the Board’s oversight is proactive and responsive. The Board actively participates in strategic decisions related to cybersecurity, offering guidance and approval for major initiatives. This involvement ensures that cybersecurity considerations are integrated into the broader strategic objectives of the Company. The Board closely reviews these reports of the Bank’s cybersecurity posture and the effectiveness of its risk management strategies prior to approval. This review helps in identifying areas for improvement and ensuring the alignment of cybersecurity efforts with the overall risk management framework.

Cyber Risk Management Personnel

The ISO directly reports to the CEO. The ISO regularly meets with the CEO to update and discuss any cybersecurity risks and incidents affecting the Company. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing the Company. Furthermore, all significant cybersecurity matters and strategic risk management decisions are promptly escalated to the Board of Directors, ensuring that they have an up-to-date, comprehensive understanding of and can provide guidance on critical cybersecurity issues.

Primary responsibility for assessing and providing strategic direction to our cybersecurity program resides with our ISO. The ISO’s experience includes prior leadership roles within the Company, where they developed an expert level of understanding of the intersection between financial regulations and cloud-based technologies. The ISO and other information systems staff possess in-depth knowledge and experience which are instrumental in developing and executing our cybersecurity strategies. The ISO and the Tech Steering Committee oversee our governance programs, work with our technology-focused leaders and partners to align security and compliance, and have developed our employee security awareness training program.

Monitoring Cybersecurity Incidents

The ISO and other information security staff utilizes vendor relationships and various other internet based daily updates for the latest developments in cybersecurity, including potential threats and innovative risk management techniques. This knowledge is crucial for the effective prevention, detection, mitigation, and remediation of cybersecurity incidents. The ISO provides structure for clear processes to ensure the regular monitoring of our information systems. This includes the deployment of advanced security measures and regular system audits to identify potential vulnerabilities. In the event of a cybersecurity incident, we believe we are equipped with a well-defined Incident Response Plan that is adequately resourced. This plan includes immediate actions to mitigate the impact and long-term strategies for remediation and prevent future incidents.

Item 2. Properties.

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2024.

	Year Opened/ Acquired	Owned or Leased	Net Book Value at June 30, 2024	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office: 655 Main Street Hazard, Kentucky 41701	2016	Owned	$646	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	847	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	788	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	420	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	477	8,700

120 Skywatch Drive Danville, Kentucky 40422	2012	Owned	648	2,300

208 Lexington Street Lancaster, Kentucky 40444	2012	Owned	376	4,300

The net book value of our investment in premises and equipment was $4.3 million at June 30, 2024. See Note E of Notes to Consolidated Financial Statements.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2024 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)	Not applicable.

(c)	The Company repurchased no equity securities registered under the Securities Exchange Act of 1934, as amended, during any quarter of the fiscal year ended June 30, 2024.

(d)	The company repurchased the following equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2023.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 2023 Beginning date: April 1 Ending date: April 30	—	—	—	10,980

May 2023 Beginning date: May 1 Ending date: May 31	10,980	$6.05	10,980	—

June 2023 Beginning date: June 1 Ending date: June 30	—	—	—	—

Total	10,980	$6.05	10,980	10,980

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2024, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2024, the Company’s internal control over financial reporting is effective.

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

/s/ Don D. Jennings	/s/ Tyler W. Eades
Don D. Jennings	Tyler W. Eades
Chief Executive Officer	Vice President and Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended June 30, 2024, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

The information contained under the section captioned “Item I – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2024 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Item 11. Executive Compensation.

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2024.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
3.5[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
4.2[6]	Description of Kentucky First Federal Bancorp’s Common Stock Registered Under Section 12 of the Securities and Exchange Act of 1934
10.1[7]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.3[7]	Employment Agreement between Kentucky First Federal Bancorp and R. Clay Hulette, as amended†
10.4[7]	Employment Agreement between First Federal Savings Bank of Kentucky and R. Clay Hulette, as amended†
10.5[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[7]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[7]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[7]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.15[6]	Employment Agreement by and between First Federal Savings and Loan of Hazard and Jamie S. Coffey†
10.16[8]	Formal Written Agreement, dated August 13, 2024, between First Federal Savings Bank of Kentucky and the Office of the Comptroller of the Currency
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2024
16[9]	Letter of FORVIS, LLP dated November 29, 2023 to the SEC
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
97	Kentucky First Federal Bancorp Incentive-Compensation Recoupment Policy
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Form 8-K filed on September 28, 2020 (File No. 000-51176).
(5)	Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2022 (File No. 000-51176).
(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2020 (File No. 0-51176).
(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(8)	Incorporated herein by reference to the Company’s Form 8-K filed on August 15, 2024 (File No. 000-51176).
(9)	Incorporated herein by reference to the Company’s Form 8-K filed on November 29, 2023 (File No. 000-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

October 3, 2024	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	October 3, 2024
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Tyler W. Eades	October 3, 2024
Tyler W. Eades
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Walter G. Ecton, Jr.	October 3, 2024
Walter G. Ecton, Jr.
Chairman of the Board

/s/ Stephen G. Barker	October 3, 2024
Stephen G. Barker
Director

/s/ R. Clay Hulette	October 3, 2024
R. Clay Hulette
Director

/s/ Lou Ella Farler	October 3, 2024
Lou Ella Farler
Director

/s/ William D. Gorman, Jr.	October 3, 2024
William D. Gorman, Jr.
Director

/s/ David R. Harrod	October 3, 2024
David R. Harrod
Director

/s/ William H. Johnson	October 3, 2024
William H. Johnson
Director