Form 10-Q
period 2024-09-30
Kentucky First Federal Bancorp
filed 2024-11-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 8, 2024, the latest practicable date, the Corporation had 8,086,715 shares of $.01 par value common stock outstanding (including 4,727,938 shares held by First Federal MHC).

i

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2024	June 30, 2024
	Unaudited
ASSETS
Cash and due from financial institutions	$2,876	$1,913
Fed funds sold	720	703
Interest-bearing demand deposits	13,673	15,671
Cash and cash equivalents	17,269	18,287
Securities available-for-sale- at fair value	9,416	9,648

Securities held-to-maturity, at amortized cost-approximate fair value of $195 and $203 at September 30, 2024 and June 30, 2024, respectively	199	213
Loans held for sale	1,502	110
Loans, net of allowance for credit losses of $2,141 and $2,127 at September 30, 2024 and June 30, 2024, respectively	333,175	333,025
Real estate acquired through foreclosure	10	10
Office premises and equipment - at depreciated cost	4,216	4,267
Federal Home Loan Bank stock - at cost	4,439	4,230
Accrued interest receivable	1,277	1,169
Bank-owned life insurance	2,936	2,915
Goodwill	-	-
Prepaid income taxes	194	219
Prepaid expenses and other assets	1,017	875
Total assets	$375,650	$374,968
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings	$47,269	$47,390
Certificates of deposit	176,222	176,572
Demand deposit accounts	31,424	32,177
Deposits	254,915	256,139
Federal Home Loan Bank advances	70,055	68,988
Advances by borrowers for taxes and insurance	1,242	909
Accrued interest payable	242	176
Deferred income taxes	166	113
Other liabilities	807	646
Total liabilities	327,427	326,971

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings - restricted	17,310	17,325
Treasury shares at cost, 509,349 common shares at September 30, 2024 and June 30, 2024, respectively	(3,969)	(3,969)
Accumulated other comprehensive loss	(95)	(336)
Total shareholders’ equity	48,223	47,997
Total liabilities and shareholders’ equity	$375,650	$374,968

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	September 30,
	2024	2023
Interest income
Loans, including fees	$4,265	$3,459
Mortgage-backed securities	81	99
Interest-bearing deposits and other	274	176
Total interest income	4,620	3,734

Interest expense
Interest-bearing demand deposits	9	8
Savings	50	57
Certificates of deposit	1,876	1,151
Deposits	1,935	1,216
Borrowings	815	848
Total interest expense	2,750	2,064
Net interest income	1,870	1,670
Provision for credit losses	15	6
Net interest income after provision for credit losses	1,855	1,664

Non-interest income
Earnings on bank-owned life insurance	22	21
Net gain (loss) on sales of loans	60	(1)
Net gain on sale of other real estate owned	-	-
Net gain on sale of real estate owned	-	4
Other	55	50
Total non-interest income	137	74

Non-interest expense
Employee compensation and benefits	1,186	1,242
Data processing	164	133
Occupancy and equipment	137	142
FDIC insurance premiums	63	35
Voice and data communications	34	38
Advertising	42	39
Outside service fees	70	78
Auditing and accounting	80	65
Regulatory assessments	23	17
Foreclosure and real estate owned expenses (net)	21	23
Franchise and other taxes	28	33
Other	165	137
Total non-interest expense	2,013	1,982

Loss before income taxes	(21)	(244)

Income tax benefit	(6)	(69)

NET LOSS	$(15)	$(175)

LOSS PER SHARE
Basic and diluted	$(0.00)	$(0.02)
DIVIDENDS PER SHARE	$0.00	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2024	2023
Net loss	$(15)	$(175)

Other comprehensive income (losses), net of tax:
Unrealized gains (losses) on securities designated as available-for-sale, net of taxes (benefits) of $80 and $(46) during the respective periods	241	(138)
Comprehensive income (loss)	$226	$(313)

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

September 30, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2023	$86	$34,891	$17,325	$(3,969)	$(336)	$47,997
Net loss	–	–	(15)	–	–	(15)
Other comprehensive income	–	–	–	–	241	241
Balance at September 30, 2024	$86	$34,891	$17,310	$(3,969)	$(95)	$48,223

September 30, 2023

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2023	$86	$34,891	$20,130	$(3,969)	$(427)	$50,711
Cumulative impact of adoption of ASC 326	–	–	(414)	–	–	(414)
Balance at July 1, 2023	86	34,891	19,716	(3,969)	(427)	50,297
Net loss	–	–	(175)	–	–	(175)
Other comprehensive loss	–	–		–	(138)	(138)
Cash dividends of $0.10 per common share	–	–	(335)	–	–	(335)
Balance at September 30, 2023	$86	$34,891	$19,206	$(3,969)	$(565)	$49,649

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2024	2023

Cash flows from operating activities:
Net loss	$(15)	$(175)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	53	59
Accretion of purchased loan credit discount	(9)	(11)
Amortization of deferred loan origination costs (fees)	(6)	(3)
Amortization of premiums on investment securities	(5)	(5)
Net (gain) loss on sale of loans	(60)	1
Net (gain) loss on sale of real estate owned	-	(4)
Earnings on bank-owned life insurance	(22)	(21)
Provision for credit losses	15	6
Origination of loans held for sale	(2,813)	(512)
Proceeds from loans held for sale	1,481	231
Deferred income taxes	(27)	(91)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(108)	(101)
Prepaid expenses and other assets	(117)	(119)
Accrued interest payable	66	94
Other liabilities	160	81
Net cash used in operating activities	(1,407)	(570)

Cash flows from investing activities:
Securities maturities, prepayments and calls:
Held to maturity	13	16
Available for sale	559	674
Purchase of FHLB stock	(342)	-
Proceeds from redemption of FHLB stock	133	592
Loans originated for investment, net of principal collected	(148)	(4,870)
Proceeds from sale of real estate owned	-	64
Additions to premises and equipment, net	(2)	(21)
Net cash provided by (used in) investing activities	213	(3,545)

Cash flows from financing activities:
Net increase (decrease) in deposits	(1,224)	26,050
Payments by borrowers for taxes and insurance, net	333	330
Proceeds from Federal Home Loan Bank advances	11,750	16,100
Repayments on Federal Home Loan Bank advances	(10,683)	(33,611)
Dividends paid on common stock	-	(335)
Net cash provided by financing activities	176	8,534

Net increase (decrease) in cash and cash equivalents	(1,018)	4,419

Beginning cash and cash equivalents	18,287	8,167

Ending cash and cash equivalents	$17,269	$12,586

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2024	2023
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$-	$125

Interest on deposits and borrowings	$2,684	$1,970

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2024

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2024, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2024, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2024 filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and its wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Kentucky (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation. The Company is a majority-owned subsidiary of First Federal MHC. The accounts of First Federal MHC are not consolidated in the accompanying consolidated financial statements of the Company.

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

September 30, 2024

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

September 30, 2024

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

A liability of $57,000 is in place at September 30, 2024 to account for off-balance sheet unfunded commitments compared to $54,000 at September 30, 2023. Management considers contractual commitments, most of which are commitments to complete construction projects or the balance of unfunded lines of credit. These totaled approximately $23.6 million at September 30, 2024 and $26.1 million at September 30, 2023. To calculate the liability, management applied a loss criteria similar to that used for funded loans to calculate the ACL.

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

September 30, 2024

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

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2024	2023
Net loss allocated to common shareholders, basic and diluted	$(15,000)	$(175,000)
Loss per share, basic and diluted	$(0.00)	$(0.02)
Weighted average common shares outstanding, basic and diluted	8,086,715	8,086,715

There were no stock option shares outstanding for the three-month periods ended September 30, 2024 and 2023.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2024 and June 30, 2024, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$9,543	$17	$144	$9,416

Held-to-maturity Securities
Agency mortgage-backed: residential	$199	$1	$5	$195

	June 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized (losses)	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$10,096	$-	$448	$9,648

Held-to-maturity Securities
Agency mortgage-backed: residential	$213	$-	$10	$203

At September 30, 2024 and June 30, 2024 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Our pledged securities totaled $0 at both September 30, 2024 and June 30, 2024. In addition, at both September 30, 2024 and June 30, 2024, pledged overnight deposits totaled $0.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 86.7% and 100% at September 30, 2024 and June 30, 2024, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2024.

September 30, 2024

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	8,304	144	8,160
Total temporarily impaired AFS securities	$8,304	$144	$8,160

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 3. Investment Securities (continued)

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized (losses)	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	132	5	127
Total temporarily impaired HTM securities	$132	$5	$127

June 30, 2024

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized (losses)	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$12,649	$569	$12,080
12 Months or More
Agency mortgage-backed securities	-	-	-
Total temporarily impaired AFS securities	$12,649	$569	$12,080

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	274	15	259
Total temporarily impaired HTM securities	$274	$15	$259

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

September 30, 2024

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

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2024	2024
Residential real estate
One- to four-family	$255,522	$256,216
Multi-family	15,532	15,815
Construction	13,529	13,815
Land	1,128	964
Farm	1,578	1,169
Nonresidential real estate	34,408	34,308
Commercial and industrial	616	700
Consumer and other:
Loans on deposits	813	819
Home equity	11,398	10,644
Automobile	116	117
Unsecured	676	585
	335,316	335,152
Allowance for credit losses	(2,141)	(2,127)
	$333,175	$333,025

The amounts above include net deferred loan costs of $259,000 and $288,000 as of September 30, 2024 and June 30, 2024, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at September 30, 2024 is adequate.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

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

September 30, 2024

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the three months ended September 30, 2024.

September 30, 2024:

(in thousands)	Balance at June 30, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate
One- to four-family	$1,661	$(34)	$-	$-	$-	$1,627
Multi-family	100	(3)	-	-	-	97
Construction	122	(1)	-	-	(2)	119
Land	28	(1)	-	-	-	27
Farm	4	-	-	-	-	4
Nonresidential real estate	192	7	-	-	-	199
Commercial and industrial	3	-	-	-	-	3
Consumer and other
Loans on deposits	-	-	-	-	-	-
Home equity	14	48	-	1	-	63
Automobile	-	-	-	-	-	-
Unsecured	3	(1)	-	-	-	2
	$2,127	$15	$-	$1	(2)	$2,141

The following table presents the activity in the ACL by portfolio segment for the three months ended September 30, 2023 after restatement of beginning balance for adoption of ASC 326:

September 30, 2023:

(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Ending balance
Residential real estate
One- to four-family	$857	$740	$1,597	$24	$(9)	$-	$1,612
Multi-family	278	(145)	133	(3)	-	-	130
Construction	41	97	138	(10)	-	-	128
Land	1	14	15	(1)	-	-	14
Farm	4	2	6	(1)	-	-	5
Nonresidential real estate	405	(221)	184	(5)	-	-	179
Commercial and industrial	23	(18)	5	-	-	-	5
Consumer and other
Loans on deposits	1	(1)	-	-	-	-	-
Home equity	23	28	51	1	-	-	52
Automobile	-	1	1	(1)	-	-	-
Unsecured	1	-	1	-	-	-	1
	$1,634	$497	$2,131	$4	$(9)	$-	$2,126

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of September 30, 2024. The recorded investment in loans excludes accrued interest receivable due to immateriality.

September 30, 2024:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,034	$–
Nonresidential real estate	1,911	–
Commercial and industrial	-	–
	3,945	–

Real estate stands as collateral for loans individually evaluated for impairment.

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of June 30, 2024. The recorded investment in loans excludes accrued interest receivable due to immateriality.

June 30, 2024:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$2,674	$–
Nonresidential real estate	1,925	–
Commercial and industrial	–	–
	$4,599	–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of September 30, 2024, and June 30, 2024:

	September 30, 2024		June 30, 2024
(in thousands)	Nonaccrual	Loans Past Due Over 89 Days Still Accruing	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Residential real estate
One- to four-family	$2,176	$304	$2,678	$221
Multi-family	-	-	-	-
Farm	-	-	-	-
Nonresidential real estate	1,911	-	969	-
Commercial and industrial	-	-	-	-
Consumer and other
Home equity	-	-	-	-
Unsecured	-	55	-	28
	$4,087	$359	$3,647	$249

Nonaccrual loans had no related allowance for credit losses based on individual evaluation at September 30, 2024 or June 30, 2024.

One- to four-family loans in process of foreclosure totaled $883,000 and $926,000 at September 30, 2024 and June 30, 2024, respectively. The above total for loans in process of foreclosure at September 30, 2024 included a loan of $758,462 in foreclosure that was subsequently paid in full, along with past due interest and fees, on October 22, 2024.

There were no loans modified during the three months ended September 30, 2024 to borrowers experiencing financial difficulties.

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2024, by class of loans:

September 30, 2024:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate
One- to four-family	$4,734	$758	$1,133	$6,625	$248,897	$255,522
Multi-family	251	-	-	251	15,281	15,532
Construction	1,447	-	-	1,447	12,082	13,529
Land	53	-	-	53	1,075	1,128
Farm	-	-	-	-	1,578	1,578
Nonresidential real estate	1,389	565	267	2,221	32,187	34,408
Commercial and industrial	-	-	-	-	616	616
Consumer and other
Loans on deposits	-	-	-	-	813	813
Home equity	-	-	-	-	11,398	11,398
Automobile	-	-	-	-	116	116
Unsecured	12		55	67	609	676
	$7,886	$1,323	$1,455	$10,664	$324,652	$335,316

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2024, by class of loans:

June 30, 2024:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate
One- to four-family	$4,517	$847	$1,080	$6,444	$249,772	$256,216
Multi-family	-	-	-	-	15,815	15,815
Construction	1,085	60	-	1,145	12,670	13,815
Land	55	-	-	55	909	964
Farm	-	-	-	-	1,169	1,169
Nonresidential real estate	840	-	-	840	33,468	34,308
Commercial and industrial	4	-	-	4	696	700
Consumer and other
Loans on deposits	-	-	-	-	819	819
Home equity	-	-	28	28	10,616	10,644
Automobile	-	-	-	-	117	117
Unsecured	14		-	14	571	585
	$6,515	$907	$1,108	$8,530	$326,662	$335,152

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of September 30, 2024	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$7,238	$30,542	$48,578	$46,599	$41,758	$76,048	$-	$250,763
Special mention	-	-	-	-	-	120	-	120
Substandard	-	-	-	-	80	4,559	-	4,639
Doubtful	-	-	-	-	-	-	-	-
Total	$7,238	$30,542	$48,578	$46,599	$41,838	$80,727	$-	$255,522

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family
Risk Rating:
Pass	$797	$399	$6,018	$5,339	$1,230	$1,749	$-	$15,532
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$797	$399	$6,018	$5,339	$1,230	$1,749	$-	$15,532

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$158	$8,602	$4,745	$-	$24	$-	$-	$13,529
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$158	$8,602	$4,745	$-	$24	$-	$-	$13,529

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$152	$147	$295	$53	$-	$36	$-	$1,100
Special mention	-	564	-	-	-	-	-	-
Substandard	-	-	-	-	-	28	-	28
Doubtful	-	-	-	-	-	-	-	-
Total	$152	$564	$295	$53	$-	$64	$-	$1,128

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$519	$147	$-	$218	$-	$694	$-	$1,578
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$519	$147	$-	$218	$-	$694	$-	$1,578

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Nonresidential real estate
Risk Rating:
Pass	$2,831	$7,715	$1,431	$3,072	$3,378	$13,403	$-	$31,832
Special mention	-	-	-	-	-	665	-	665
Substandard	-	-	745	-	-	1,166	-	1,911
Doubtful	-	-	-	-	-	-	-	-
Total	$2,831	$7,715	$2,177	$3,072	$3,378	$15,235	$-	$34,408

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$59	$35	$148	$-	$-	$374	$-	$616
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$59	$35	$148	$-	$-	$374	$-	$616

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$57	$84	$92	$-	$7	$573	$-	$813
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$57	$84	$92	$-	$7	$573	$-	$813

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$11,398	$11,398
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$11,398	$11,398

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$10	$61	$7	$27	$2	$9	$-	$116
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$10	$61	$7	$27	$2	$9	$-	$116

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$75	$414	$47	$42	$55	$43	$-	$676
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$75	$414	$47	$42	$55	$43	$-	$676

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 4. Loans receivable (continued)

As of June 30, 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$29,792	$50,814	$47,346	$42,943	$26,794	$52,616	$-	$250,485
Special mention	-	-	-	-	-	667	-	667
Substandard	-	-	--	81	110	4,873	-	5,064
Doubtful	-	-	-	-	-	-	-	-
Total	$29,792	$50,814	$47,346	$43,024	$26,904	$58,156	$-	$256,216

Current period gross charge offs	$-	$-	$-	$-	$-	$16	$-	$16

Multi-family
Risk Rating:
Pass	$400	$6,076	$5,907	$1,239	$-	$2,193	$-	$15,815
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$400	$6,076	$5,907	$1,239	$-	$2,193	$-	$15,815

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$8,230	$5,562	$23	$-	$-	$-	$-	$13,815
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$8,230	$5,562	$23	$-	$-	$-	$-	$13,815

Current period gross charge offs	$-	$6	$-	$-	$-	$-	$-	$6

Land
Risk Rating:
Pass	$401	$252	$213	$-	$-	$70	$-	$936
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	28	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$401	$252	$213	$-	$-	$98	$-	$964

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$-	$-	$221	$-	$-	$948	$-	$1,169
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$221	$-	$-	$948	$-	$1,169

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Nonresidential real estate
Risk Rating:
Pass	$7,828	$1,561	$3,099	$3,406	$5,711	$10,648	$-	$32,253
Special mention	-	-	-	-	-	130	-	130
Substandard	-	1,017	-	-	-	908	-	1,925
Doubtful	-	-	-	-	-	-	-	-
Total	$7,828	$2,578	$3,099	$3,406	$5,711	$11,686	$-	$34,308

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$482	$214	$-	$4	$-	$-	$-	$700
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$482	$214	$-	$4	$-	$-	$-	$700

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$116	$113	$20	$15	$176	$379	$-	$819
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$116	$113	$20	$15	$176	$379	$-	$819

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$10,490	$10,490
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	154	154
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$10,644	$10,644

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$68	$9	$30	$3	$2	$5	$-	$117
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$68	$9	$30	$3	$2	$5	$-	$117

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$285	$34	$24	$174	$13	$55	$-	$585
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$285	$34	$24	$174	$13	$55	$-	$585

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 4. Loans receivable (continued)

At September 30, 2024, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$250,763	$120	$4,639	$-
Multi-family	15,532	-	-	-
Construction	13,529	-	-	-
Land	1,100	-	28	-
Farm	1,578	-	-	-
Nonresidential real estate	31,832	665	1,911	-
Commercial and industrial	616	-	-	-
Consumer and other
Loans on deposits	813	-	-	-
Home equity	11,398	-	-	-
Automobile	116	-	-	-
Unsecured	676	-	-	-
	$327,953	$785	$6,578	$-

At June 30, 2024, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$250,485	$667	$5,064	$-
Multi-family	15,815	-	-	-
Construction	13,815	-	-	-
Land	936	-	28	-
Farm	1,169	-	-	-
Nonresidential real estate	32,253	130	1,925	-
Commercial and industrial	700	-	-	-
Consumer and other
Loans on deposits	819	-	-	-
Home equity	10,490	-	154	-
Automobile	117	-	-	-
Unsecured	585	-	-	-
	$327,184	$797	$7,171	$-

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $25,000 and $25,000 at September 30, 2024 and June 30, 2024, respectively, is as follows:

(in thousands)	September 30, 2024	June 30, 2024
One- to four-family residential real estate	$142	$175

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Three months ended September 30, 2024	Twelve months ended June 30, 2024
Balance at beginning of period	$260	$294
Accretion of income	(9)	(34)
Balance at end of period	$251	$260

For those purchased loans disclosed above, the Company made no increase in allowance for loan losses for the year ended June 30, 2024, nor for the three-month period ended September 30, 2024. Neither were any allowance for loan losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2024
Agency mortgage-backed: residential	$9,416	$–	$9,416	$–

June 30, 2024
Agency mortgage-backed: residential	$9,648	$–	$9,648	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at September 30, 2024, and June 30, 2024.

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

September 30, 2024

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2024 and June 30, 2024 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2024 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$17,269	$17,269			$17,269
Available-for-sale securities	9,416		$9,416		9,416
Held-to-maturity securities	199		195		195
Loans receivable – net	333,175			$323,285	323,285
Federal Home Loan Bank stock	4,439				n/a
Accrued interest receivable	1,277		1,277		1,277

Financial liabilities
Deposits	$254,915	$78,693	$176,483		255.176
Federal Home Loan Bank advances	70,055		69,552		69,552
Advances by borrowers for taxes and insurance	1,242		1,242		1,242
Accrued interest payable	242		242		242

		Fair Value Measurements at
	Carrying	June 30, 2024 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,287	$18,287			$18,287
Available-for-sale securities	9,648		$9,648		9,648
Held-to-maturity securities	213		203		203
Loans receivable - net	333,025			$318,867	318,867
Federal Home Loan Bank stock	4,230				n/a
Accrued interest receivable	1,169		1,169		1,169

Financial liabilities
Deposits	$256,139	$79,567	$176,272		$255,839
Federal Home Loan Bank advances	68,988		68,122		68,122
Advances by borrowers for taxes and insurance	909		909		909
Accrued interest payable	176		176		176

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2024

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Three months ended September 30, 2024
Beginning balance	$(336)
Current year change	241
Ending balance	$(95)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2024	2023
Unrealized holding gains (losses) on available-for-sale securities	$321	$(753)
Tax effect	(80)	188
Net-of-tax amount	$241	$(565)

Note 5: Formal Written Agreement

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the Office of the Comptroller of the Currency (“OCC”); First Federal Savings Bank of Kentucky’s ability to satisfy the Individual Minimum Capital Requirements imposed by the OCC; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; our ability to receive any required regulatory approval or non-objection for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; competitive conditions in the financial services industry; changes in the level of inflation; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

General

The Company was incorporated as a mid-tier holding company under the laws of the United States on March 2, 2005, upon the completion of the reorganization of First Federal of Hazard into a federal mutual holding company form of organization (the “Reorganization”). On that date, Kentucky First Federal also completed its minority stock offering and its concurrent acquisition of Frankfort First Bancorp, Inc. (“Frankfort First Bancorp”) and its wholly owned subsidiary, First Federal of Kentucky, Frankfort Kentucky (“First Federal of Kentucky”) (the “Merger”). Following the Reorganization and Merger, the Company has operated First Federal of Hazard and First Federal of Kentucky (collectively, the “Banks”) as two independent, community-oriented savings institutions.

On December 31, 2012, the Company acquired CKF Bancorp, Inc., a savings and loan holding company which operated three banking locations in Boyle and Garrard Counties in Kentucky. In accounting for the transaction, the assets and liabilities of CKF Bancorp were recorded on the books of First Federal of Kentucky in accordance with accounting standard ASC 805, Business Combinations.

Our results of operations are dependent primarily on net interest income, which is the difference between the income earned on our loans and securities and our cost of funds, consisting of the interest paid on deposits and borrowings. Results of operations are also affected by the provision for losses on loans and service charges and fees collected on our deposit accounts. Our general, administrative, and other expense primarily consists of employee compensation and benefits expense, occupancy and equipment expense, data processing expense, other operating expenses and state and federal income taxes. Results of operations are also significantly affected by general economic and competitive conditions, particularly changes in interest rates, government policies and actions of regulatory authorities.

Kentucky First Federal Bancorp

Regulatory Developments Regarding First Federal of Kentucky

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

The Agreement requires First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement. First Federal of Kentucky’s Board and management are committed to fully addressing the provisions of the Agreement within the required time frames. As of the date of this filing, First Federal of Kentucky’s Board and management believe that First Federal of Kentucky has made progress toward addressing the deficiencies that resulted in the Agreement and intends to satisfy the Agreement’s requirements as expeditiously as possible. For additional information, see Exhibit 10.1 to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024 and Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 3, 2024

Asset/Liability Management

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended September 30, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2024			2023
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$335,985	$4,265	5.08%	$318,541	$3,459	4.34%
Mortgage-backed securities	9,714	81	3.34	11,924	99	3.32
Other interest-earning assets	20,062	274	5.46	11,878	176	5.93
Total interest-earning assets	365,761	4,620	5.05	342,343	3,734	4.36

Less: Allowance for loan losses	(2,130)			(1,627)
Non-interest-earning assets	12,347			12,194
Total assets	$375,978			$352,910

Interest-bearing liabilities:
Demand deposits	$15,731	$9	0.23%	$17,887	$8	0.18%
Savings	48,292	50	0.41	56,332	57	0.41
Certificates of deposit	176,547	1,876	4.25	149,812	1,151	3.07
Total deposits	240,570	1,935	3.22	224,031	1,216	2.17
Borrowings	68,897	815	4.73	63,120	848	5.37
Total interest-bearing liabilities	309,467	2,750	3.55	287,151	2,064	2.87

Noninterest-bearing demand deposits	16,198			13,225
Noninterest-bearing liabilities	2,284			2,197
Total liabilities	327,949			302,573

Shareholders’ equity	48,029			50,337
Total liabilities and shareholders’ equity	$375,978			$352,910
Net interest spread		$1,870	1.50%		$1,670	1.49%
Net interest margin			2.05%			1.95%
Average interest-earning assets to average interest-bearing liabilities			118.19%			119.22%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2024 to September 30, 2024

Financial Position and Results of Operations

At September 30, 2024 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position and Company in its Current Report on Form 8-K filed on August 15, 2024, in addition to the formal written Agreement, the OCC has also imposed individual minimum capital requirements (“IMCRs”) on First Federal Savings Bank of Kentucky. The IMCRs require First Federal Savings Bank of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. As of September 30, 2024, First Federal Savings Bank of Kentucky’s common equity tier 1 capital ratio was 16.11%, its tier 1 capital ratio was 16.11%, its total capital ratio was 16.11%, and its leverage ratio was 10.07%.

Assets: At September 30, 2024, the Company’s assets totaled $375.7 million, an increase of $682,000, or 0.2%, from total assets at June 30, 2024, due primarily to the increase in loans held for sale, as well as an increase in cash and due from financial institutions of $963,000 or 50.3%.

Cash and cash equivalents: Cash and cash equivalents overall decreased $1.0 million or 5.6% to $17.3 million at September 30, 2024. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits.

Investment securities: At September 30, 2024, our securities portfolio, which consisted of mortgage-backed securities, decreased $246,000 or 2.5% and totaled $9.6 million, compared to June 30, 2024.

Loans: Loans, net and loans held-for-sale in the aggregate increased $1.5 million or 0.5% and totaled $333.2 million and $1.5 million, respectively at September 30, 2024. Loans receivable, net, increased by $150,000 or 0.1% to $333.2 million at September 30, 2024. Loans held-for-sale increased to $1.4 million at September 30, 2024. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. Because market interest rates have become more favorable, the Company has had more success in selling mortgages into the secondary market, which has led to an increase in loans held-for-sale.

Non-Performing and Classified Loans: At September 30, 2024, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $4.3 million, or 1.3% of total loans compared to $3.9 million or 1.2%, of total loans at June 30, 2024. The Company’s ACL totaled $2.1 million at September 30, 2024 and the ACL totaled $2.1 million at June 30, 2024, respectively. The ACL at September 30, 2024, represented 50.2% of nonperforming loans and 0.6% of total loans, while at June 30, 2023, ALLL represented 54.6% of nonperforming loans and 0.6% of total loans.

The Company had $6.6 million in assets classified as substandard for regulatory purposes at September 30, 2024, including real estate owned (“REO”) of $10,000. Classified loans as a percentage of total loans (including loans acquired) was 2.0% and 2.1% at September 30, 2024 and June 30, 2024, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2024	June 30, 2024
Substandard assets	$6,588	$7,171
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$6,588	$7,171

At September 30, 2024, the Company’s real estate acquired through foreclosure represented 0.2% of substandard assets compared to 0.1% at June 30, 2024. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at September 30, 2024 and June 30, 2024, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2024 to September 30, 2024 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	September 30, 2024		June 30, 2024
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One- to four-family	1	$10	1	$10
Building lot	–	–	–	–
Total REO	1	$10	1	$10

At September 30, 2024 and June 30, 2024, the Company had $785,000 and $797,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but does possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $456,000, or 0.1% to $327.4 million at September 30, 2024, as Federal Home Loan Bank advances increased $1.1 million or 1.5% to $70.1 million and advances to borrowers for taxes and insurance increased $333,000 or 36.6%.

Certificates of deposit decreased $350,000 or 0.2% and totaled $176.2 million at September 30, 2024, of which $46.0 million were brokered deposits. Demand deposit accounts decreased $753,000 or 2.3% and totaled $31.4 million at quarter end. Savings accounts decreased $121,000 or 0.3% and totaled $47.3 million at the end of the current period. The cost of liabilities has been increasing rapidly due to higher costs of both wholesale and retail funding.  Continued increases in liability costs, especially for wholesale funds, will primarily be driven by future increases in market rates by the Federal Reserve. It is believed that we are near the peak of this rate cycle which, if so, will likely slow the increasing costs of our liabilities.

Shareholders’ Equity: At September 30, 2024, the Company’s shareholders’ equity totaled $48.2 million, a, increase of $226,000 or 0.5% from the June 30, 2024. The increase in shareholders’ equity was primarily associated with accumulated other comprehensive loss decreasing $226,000 or 71.7% from a loss of $336,000 at June 30, 2024 to a loss of $95,000 at September 30, 2024.

On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. Our ability to pay future dividends and if so at what level will also be dependent on numerous factors, including: our ability to receive any required regulatory approval or non-objection for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC; First Federal Savings Bank of Kentucky’s ability to satisfy the IMCR’s imposed by the OCC; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; and our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2024 and 2023

General

Net loss totaled $15,000 or ($0.00) diluted earnings per share for the three months ended September 30, 2024, an increase of $160,000 or 91.4% from net loss of $175,000 or ($0.02) diluted earnings per share for the same period in 2023. The decrease in net loss for the quarter ended September 30, 2024, was primarily attributable to increased net interest income, and higher non-interest income, which were partially offset by lower income tax benefit.

Net Interest Income

Net interest income increased $200,000 or 12.0% to $1.9 million due primarily to interest income increasing more than interest expense increased period to period. Interest income increased $886,000 or 23.7%, while interest expense increased $686,000 or 33.2% to $2.8 million for the recently-ended quarter. Over the last two years, the repricing of many of our assets has been slowed by contractual limits on rate changes, whereas the cost of most liabilities did not have this constraint. As market rates have steadied and even fallen slightly, the increase in cost of liabilities has slowed while we have begun to see our increase in interest income be greater than our increase in interest expense.

The average rate earned on interest-earning assets increased 69 basis points to 5.05% and was the primary reason for the increase in interest income, although average interest-earning assets also increased $23.4 million or 6.8% to $365.8 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $806,000 or 23.3% in interest income from loans, which totaled $4.3 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $17.4 million or 5.5% to $336.0 million for the three months ended September 30, 2024, while the average rate increased 73 basis points to 5.08%.

Although the average balance of interest-bearing liabilities increased $22.3 million or 7.8% to $309.5 million for the quarter just ended, the average rate paid increased 68 basis points to 3.55%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.  We have seen interest rate changes slow and even decrease, allowing the repricing of our liabilities to do the same.

Net interest spread increased from 1.49% for the prior year quarterly period to 1.50% for the three-month period ended September 30, 2024.

Provision for Credit Losses

Management determined that a $15,000 provision for credit loss was prudent in light of the slight increase in the loan portfolio during the recently-ended quarter.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2024 and 2023 (continued)

Non-interest Income

Non-interest income increased $63,000 or 85.1% to $137,000 for the three months ended September 30, 2024, compared to the prior year period, primarily because of an increase in net gains on sales of loans as the demand for fixed rate loans has increased in the quarter recently ended.

Non-interest Expense

Non-interest expense increased $31,000 or 1.6% and totaled $2.0 million for the three months ended September 30, 2024, primarily due to increased data processing charges and increased FDIC insurance premiums.

Data processing costs increased $31,000 or 23.3% and totaled $164,000 due to higher fees associated with expanded technology services offered to customers.

FDIC insurance premiums increased $28,000 or 80.0% and totaled $63,000 due to overall higher rates. First Federal Savings Bank of Kentucky also expects higher FDIC insurance costs due to the Agreement with the OCC. The continued use of brokered deposits will also cause increased FDIC insurance costs.

Income Tax Benefit

Income tax benefit decreased $63,000 or 91.3% from a benefit of $69,000 for the three months ended September 30, 2023, to a benefit of $6,000 for the recently-ended period. The effective tax rates for the three-month periods ended September 30, 2024 and 2023 were 28.6% and 28.3%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2024 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as set forth below, there have been changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

Kentucky First Federal Bancorp

On January 16, 2024, we announced that the Board had determined to suspend the payment of dividends indefinitely. Our ability to pay future dividends, and the amount that may be paid, is subject to a number of factors, including our ability to fully and timely address the deficiencies that resulted in the formal Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC and the satisfaction of individual minimum capital ratio requirements imposed by the OCC. Our ability to pay future dividends is also subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First Federal, and for First Federal MHC to received regulatory and member approval of the waiver of the receipt of dividends by First Federal MHC.

On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. Our ability to pay future dividends and if so at what level will also be dependent on numerous factors, including: our ability to receive any required regulatory approval or non-objection for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; our ability to fully and timely address the deficiencies that resulted in the formal Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC; First Federal Savings Bank of Kentucky’s ability to satisfy the IMCR’s imposed by the OCC; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; and our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans. For additional information on the formal Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC and the IMCR’s imposed on First Federal Savings Bank of Kentucky’s by the OCC, please see “Management’s Discussion and Analysis—Regulatory Developments Regarding First Federal of Kentucky.”

Additionally, to address concerns with respect to the conflict of interest created by dividend waivers, Regulation MM requires the board of directors of a mutual holding company, such as First Federal MHC, adopt a resolution that describes the conflict of interest that exists because of a director’s ownership of stock in the subsidiary declaring the dividends and any actions the mutual holding company board have taken to eliminate the conflict of interest, such as the directors’ waiving their right to receive dividends. Also, the resolution must contain an affirmation that a majority of the mutual members eligible to vote have, within the 12 months prior to the declaration date of the dividend, voted to approve the waiver of dividends.

In previous years, First Federal MHC has received Federal Reserve Board approval to waive quarterly dividends otherwise payable by the Company totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the third quarter of 2024. However, First Federal MHC did not seek to obtain regulatory approval to waive dividends for periods after the third quarter of 2024, and the prior Federal Reserve Boad approval to waive the payment of quarterly dividends that would otherwise be payable to First Federal MHC has expired. To the extent the Company resumes the payment of dividends in future periods, it is expected that First Federal MHC will again waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. We cannot predict whether members will continue to approve annual dividend waiver requests or whether the Federal Reserve Board will grant future dividend waiver requests and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as First Federal MHC. If First Federal MHC is unable to waive the receipt of dividends, the Company’s ability to pay dividends to our stockholders may be substantially impaired and the amounts of any such dividends may be significantly reduced.

Kentucky First Federal Bancorp

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2024.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
July 1–31, 2024	–	$–	–	–
August 1–31, 2024	–	$–	–	–
September 1–30, 2024	–	$–	–	–

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended September 30, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

10.1[6]	Formal Written Agreement, dated August 13, 2024, between First Federal Savings Bank of Kentucky and the Office of the Comptroller of the Currency

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended September 30, 2024 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

(6)	Incorporated herein by reference to the Company’s Form 8-K filed on August 15, 2024 (File No. 000-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2024	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	November 14, 2024	By:	/s/ Tyler W. Eades
Tyler W. Eades
Vice President and Chief Financial Officer