Form 10-Q
period 2024-12-31
Kentucky First Federal Bancorp
filed 2025-02-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 14, 2025, the latest practicable date, the Corporation had 8,086,715 shares of $.01 par value common stock outstanding (including 4,727,938 shares held by First Federal MHC).

i

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2024	June 30, 2024
	Unaudited
ASSETS
Cash and due from financial institutions	$4,744	$1,913
Fed funds sold	6,928	703
Interest-bearing demand deposits	9,304	15,671
Cash and cash equivalents	20,976	18,287
Securities available-for-sale- at fair value	8,628	9,648

Securities held-to-maturity, at amortized cost-approximate fair value of $180 and $203 at December 31, 2024 and June 30, 2024, respectively	190	213
Loans held for sale	116	110
Loans, net of allowance for credit losses of $2,141 and $2,127 at December 31, 2024 and June 30, 2024, respectively	330,234	333,025
Real estate acquired through foreclosure	10	10
Office premises and equipment - at depreciated cost	4,247	4,267
Federal Home Loan Bank stock - at cost	4,439	4,230
Accrued interest receivable	1,264	1,169
Bank-owned life insurance	2,958	2,915
Prepaid income taxes	204	219
Prepaid expenses and other assets	942	875
Total assets	$374,208	$374,968
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings	$49,004	$47,390
Certificates of deposit	186,920	176,572
Demand deposit accounts	27,131	32,177
Deposits	263,055	256,139
Federal Home Loan Bank advances	61,792	68,988
Advances by borrowers for taxes and insurance	206	909
Accrued interest payable	478	176
Deferred income taxes	108	113
Other liabilities	514	646
Total liabilities	326,153	326,971

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings - restricted	17,323	17,325
Treasury shares at cost, 509,349 common shares at December 31, 2024 and June 30, 2024, respectively	(3,969)	(3,969)
Accumulated other comprehensive loss	(276)	(336)
Total shareholders’ equity	48,055	47,997
Total liabilities and shareholders’ equity	$374,208	$374,968

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2024	2023	2024	2023
Interest income
Loans, including fees	$8,702	$7,087	$4,437	$3,628
Mortgage-backed securities	157	191	76	92
Interest-bearing deposits and other	544	383	271	207
Total interest income	9,403	7,661	4,784	3,927

Interest expense
Interest-bearing demand deposits	18	16	9	8
Savings	100	112	50	55
Certificates of Deposit	3,812	2,595	1,936	1,445
Deposits	3,930	2,723	1,995	1,508
Borrowings	1,566	1,610	751	762
Total interest expense	5,496	4,333	2,746	2,270
Net interest income	3,907	3,328	2,038	1,657
Provision for credit losses	15	15	-	9
Net interest income after provision for credit losses	3,892	3,313	2,038	1,648

Non-interest income
Earnings on bank-owned life insurance	43	42	22	21
Net gain on sales of loans	141	6	81	7
Net gain on sales of real estate owned	5	4	5	-
Other	119	69	63	18
Total non-interest income	308	121	171	46

Non-interest expense
Employee compensation and benefits	2,396	2,515	1,211	1,273
Data processing	271	280	107	147
Occupancy and equipment	273	289	136	147
FDIC insurance premiums	138	107	75	72
Voice and data communications	66	57	32	19
Advertising	91	88	49	49
Outside service fees	225	213	155	135
Auditing and accounting	167	172	86	107
Regulatory assessments	46	32	23	15
Foreclosure and real estate owned expenses (net)	41	43	19	20
Franchise and other taxes	70	53	42	20
Other	431	283	268	145
Total non-interest expense	4,215	4,132	2,203	2,149

Income (loss) before income taxes	(15)	(698)	6	(455)

Income tax (benefit)	(13)	(162)	(7)	(94)

NET INCOME (LOSS)	$(2)	$(536)	$13	$(361)
EARNINGS PER SHARE
Basic and diluted	$(0.00)	$(0.07)	$0	$(0.05)
DIVIDENDS PER SHARE	$0.00	$0.10	$0.00	$0.10

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2024	2023	2024	2023
Net income (loss)	$(2)	$(536)	$13	$(361)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes of $20, $31, $(60) and $77 during the respective periods	60	93	(181)	231
Comprehensive income (loss)	$58	$(443)	$(168)	$(130)

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

December 31, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2024	$86	$34,891	$17,325	$(3,969)	$(336)	$47,997
Net income (loss)	–	–	(2)	–	–	(2)
Other comprehensive income	–	–	–	–	60	60
Balance at December 31, 2024	$86	$34,891	$17,323	$(3,969)	$(276)	$48,055

December 31, 2023

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2023	$86	$34,891	$20,130	$(3,969)	$(427)	$50,711
Cumulative impact of adoption of ASC 326	–	–	(414)	–	–	(414)
Balance at July 1, 2023	86	34,891	19,716	(3,969)	(427)	50,297
Net income (loss)	–	–	(536)	–	–	(536)
Other comprehensive income	–	–	–	–	93	93
Cash dividends of $0.20 per common share	–	–	(671)	–	–	(671)

Balance at December 31, 2023	$86	$34,891	$18,509	$(3,969)	$(334)	$49,183

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

December 31, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at September 30, 2024	$86	$34,891	$17,310	$(3,969)	$(95)	$48,223
Net income (loss)	–	–	13	–	–	13
Other comprehensive income (loss)	–	–	–	–	(181)	(181)
Balance at December 31, 2024	$86	$34,891	$17,323	$(3,969)	$(276)	$48,055

December 31, 2023

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income	Total
Balance at September 30, 2023	$86	$34,891	$19,206	$(3,969)	$(565)	$49,649

Net income (loss)	–	–	(361)	–	–	(361)
Other comprehensive income (loss)					231	231
Cash dividends of $0.10 per common share	–	–	(336)	–	–	(336)

Balance at December 31, 2023	$86	$34,891	$18,509	$(3,969)	$(334)	$49,183

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended December 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(2)	$(536)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	103	119
Accretion of purchased loan credit discount	–	(11)
Amortization of deferred loan origination costs (fees), net	(13)	1
Amortization of premiums on investment securities	(10)	(11)
Net gain on sale of loans	(141)	(6)
Net (gain) loss on sale of real estate owned	–	(4)
Earnings on bank-owned life insurance	(43)	(42)
Provision for credit losses	15	15
Origination of loans held for sale	(3,656)	(782)
Proceeds from loans held for sale	3,791	518
Deferred Income Taxes	30	(192)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(95)	(176)
Prepaid expenses and other assets	(52)	(195)
Accrued interest payable	302	97
Other liabilities	(189)	113
Net cash provided by (used in) operating activities	40	(1,092)

Cash flows from investing activities:
Securities maturities, prepayments and calls:
Held to maturity	22	37
Available for sale	1,111	1,301
Proceeds from sale of FHLB stock	133	532
Purchase of FHLB stock	(342)	(152)
Loans originated for investment, net of principal collected	2,791	(12,338)
Proceeds from sale of real estate owned	–	64
Additions to premises and equipment, net	(83)	(45)
Net cash provided by (used in) investing activities	3,632	(10,601)

Cash flows from financing activities:
Net increase in deposits	6,916	18,320
Payments by borrowers for taxes and insurance, net	(703)	(459)
Proceeds from Federal Home Loan Bank advances	14,446	48,800
Repayments on Federal Home Loan Bank advances	(21,642)	(47,879)
Dividends paid on common stock	–	(671)
Net cash provided by (used in) financing activities	(983)	18,111

Net increase in cash and cash equivalents	2,689	6,418

Beginning cash and cash equivalents	18,287	8,167

Ending cash and cash equivalents	$20,976	$14,584

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended December 31,
	2024	2023
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$-	$125

Interest on deposits and borrowings	$5,194	$4,236

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2024

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the six-month period ended December 31, 2024, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2024, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2024 filed with the Securities and Exchange Commission.

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

December 31, 2024

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

Loans with similar risk characteristics are evaluated on a collective basis within homogeneous loan pools under ASC 326. Our homogeneous loan pools are primarily determined by loan purpose and collateral type. Pools include residential real estate (composed of one-to-four-family, multi-family, and construction), land, farm, nonresidential real estate, commercial and industrial, and consumer loans (composed of Loans on deposit, home equity, automobile, and unsecured). Credits that are nonaccrual status are subject to individual evaluation.

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

December 31, 2024

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

Upon adoption of the ASU we recorded an increase in the allowance for credit loss (“ACL”) for loans which represented a $497,000 increase from the Allowance for Loan Losses (“ALLL”) at June 30, 2023. This transaction further resulted in an increase of $54,000 to the ACL for unfunded commitments, a decrease of $414,000 to retained earnings and a deferred tax asset of $137,000 at July 1, 2023.

A liability of $57,000 is in place at December 31, 2024 to account for off-balance sheet unfunded commitments compared to $58,000 at December 31, 2023. Management considers contractual commitments, most of which are commitments to complete construction projects or the balance of unfunded lines of credit. These totaled approximately $24.2 million at December 31, 2024 and $24.6 million at December 31, 2023. To calculate the liability, management applied a loss criteria similar to that used for funded loans to calculate the ACL.

The following table illustrates the impact of ASC 326 at July 1, 2023:

	As Reported	Pre-ASC	Impact of
	Under	326	ASC 326
(Dollars in thousands)	ASC 326	Adoption	Adoption

Assets:
Loans
Residential real estate:
One-to-four-family	$1,597	$857	$740
Multi-family	133	278	(145)
Construction	138	41	97
Land	15	1	14
Farm	6	4	2

Nonresidential real estate	184	405	(221)
Commercial and industrial	5	23	(18)
Consumer and other:			-
Loans on deposits	-	1	(1)
Home equity	51	23	28
Automobile	1	-	1
Unsecured	1	1	-
Allowance for credit losses on loans	$2,131	1,634	497

Liabilities:
Allowance for credit losses on unfunded credit exposures	$54	-	54

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

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

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
	2024	2023	2024	2023
Net income (loss) allocated to common shareholders, basic and diluted	$(2)	$(536)	$13	$(361)

Earnings (loss) per share, basic and diluted	$(0.00)	$(0.07)	$0.00	$(0.05)
Weighted average common shares outstanding, basic and diluted	8,098,715	8,098,715	8,098,715	8,098,715

There were no stock option shares outstanding for the six- or three-month periods ended December 31, 2024 and 2023.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2024 and June 30, 2024, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$8,996	$1	$369	$8,628

Held-to-maturity Securities
Agency mortgage-backed: residential	$190	$-	$10	$180

	June 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$10,096	$-	$448	$9,648

Held-to-maturity Securities
Agency mortgage-backed: residential	$213	$-	$10	$203

At December 31, 2024 and June 30, 2024 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no pledged securities for both December 31, 2024 and June 30, 2024. In addition, at both December 31, 2024 and June 30, 2024, there were no pledged overnight deposits.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 99.9% and 100% at December 31, 2024 and June 30, 2024, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2024.

December 31, 2024

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$1,153	$32	$1,121
12 Months or More
Agency mortgage-backed securities	7,833	337	7,496
Total	$8,986	$369	$8,617

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 3. Investment Securities (continued)

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$65	$1	$64
12 Months or More
Agency mortgage-backed securities	125	9	116
Total	$190	$10	$180

June 30, 2024

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$12,649	$569	$12,080
12 Months or More
Agency mortgage-backed securities	-	-	-
Total	$12,649	$569	$12,080

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	274	15	259
Total	$274	$15	$259

Note 4. Loans receivable

Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal amount outstanding, adjusted for deferred loan origination costs, net, discounts on purchased loans, and the allowance for credit losses. Interest income is accrued on the unpaid principal balance unless the collectability of the loan is in doubt. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments. Interest income on one-to-four-family residential loans is generally discontinued at the time a loan is 180 days delinquent and on other loans at the time a loan is 90 days delinquent. All other loans are moved to non-accrual status in accordance with the Company’s policy, typically 90 days after the loan becomes delinquent. Past due status is based on the contractual terms of the loan. In all cases, loans are placed on nonaccrual or charged-off at an earlier date if collection of principal or interest is considered doubtful. Nonaccrual loans and loans past due 90 days still on accrual include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

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

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2024	2024
Residential real estate:
One-to-four-family	$255,723	$256,216
Multi-family	15,792	15,815
Construction	7,987	13,815
Land	1,420	964
Farm	3,283	1,169
Nonresidential real estate	32,508	34,308
Commercial and industrial	779	700
Consumer and other:
Loans on deposits	824	819
Home equity	13,194	10,644
Automobile	102	117
Unsecured	763	585
	332,375	335,152
Allowance for credit losses	(2,141)	(2,127)
	$330,234	$333,025

The amounts above include net deferred loan costs of $221,000 and $288,000 as of December 31, 2024 and June 30, 2024, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at December 31, 2024 is adequate.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

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

Residential Real Estate

Our primary lending activity is the origination of mortgage loans, which enable a borrower to purchase or refinance existing homes in the Banks’ respective market areas. We further classify our residential real estate loans as one-to-four-family (owner-occupied vs nonowner-occupied), multi-family or construction. We believe that our first mortgage position on loans secured by residential real estate presents lower risk than our other loans, with the exception of loans secured by deposits.

We offer a mix of adjustable-rate and fixed-rate mortgage loans with terms up to 30 years for owner-occupied properties. For these properties a borrower may be able to borrow up to 97% of the value with private mortgage insurance. Alternatively, the borrower may be able to borrow up to 90% of the value through other programs offered by the bank.

We offer loans on one-to-four-family rental properties at a maximum of 80% loan-to-value (“LTV”) ratio and we generally charge a slightly higher interest rate on such loans.

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

Multi-family Loans

We offer mortgage loans secured by residential multi-family (five or more units). Generally, these loans are originated for 25 years or less and do not exceed 80% of the appraised value. Loans secured by multi-family generally have larger balances and involve a greater degree of risk than one-to-four-family residential mortgage loans. These loans depend on the borrower’s creditworthiness and the feasibility and cash flow potential of the project. Payments on loans secured by income properties often depend on successful operation and management of the properties. As a result, repayment on such loans may be subject to a greater extent to adverse conditions in the real estate market or economy than owner-occupied residential loans.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

Nonresidential Loans

We offer mortgage loans secured by nonresidential real estate comprised generally of commercial office buildings, churches and properties used for other purposes. Generally, these loans are originated for 25 years or less and do not exceed 80% of the appraised value. As with multi-family loans, commercial real estate loans generally have larger balances and involve a greater degree of risk than one-to-four-family residential mortgage loans and these loans depend on the borrower’s creditworthiness, as well as the feasibility and cash flow potential of the project. Payments on loans secured by nonresidential properties often depend on successful operation and management of the properties. As a result, repayment on such loans may be subject to a greater extent to adverse conditions in the real estate market or economy than owner-occupied residential loans.

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the six months ended December 31, 2024.

December 31, 2024:

(in thousands)	Balance at June 30, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,661	$(43)	$-	$-	$-	$1,618
Multi-family	100	(2)	-	-	-	98
Construction	122	(33)	-	-	(2)	87
Land	28	4	-	-	-	32
Farm	4	12	-	-	-	16
Nonresidential real estate	192	(18)	-	-	-	174
Commercial and industrial	3	-	-	-	-	3
Consumer and other:
Home equity	14	96	-	1	-	111
Unsecured	3	(1)	-	-	-	2
	$2,127	$15	$-	$1	(2)	$2,141

The following table presents the activity in the ACL by portfolio segment for the six months ended December 31, 2023, after restatement of beginning balance for adoption of ASC 326:

December 31, 2023:

(in thousands)	Pre-ASC 326 Adoption	Impact of ASC 326 Adoption	As Reported Under ASC 326	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$857	$740	$1,597	$(1)	$(9)	$-	-	$1,587
Multi-family	278	(145)	133	(3)	-	-	-	130
Construction	41	97	138	(11)	-	-	(3)	124
Land	1	14	15	7	-	-	-	22
Farm	4	2	6	(1)	-	-	-	5
Nonresidential real estate	405	(221)	184	14	-	-	-	198
Commercial and industrial	23	(18)	5	1	-	-	-	6
Consumer and other:
Loans on deposits	1	(1)	-	-	-	-	-	-
Home equity	23	28	51	10	-	-	(2)	59
Automobile	-	1	1	(1)	-	-	-	-
Unsecured	1	-	1	-	-	-	-	1
	$1,634	$497	$2,131	$15	$(9)	$-	(5)	$2,132

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the three months ended December 31, 2024:

December 31, 2024:

(in thousands)	Balance at September 30, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,627	$(9)	$-	$-	$-	$1,618
Multi-family	97	1	-	-	-	98
Construction	119	(32)	-	-	-	87
Land	27	5	-	-	-	32
Farm	4	12	-	-	-	16
Nonresidential real estate	199	(25)	-	-	-	174
Commercial and industrial	3	-	-	-	-	3
Consumer and other:
Home equity	63	48	-	-	-	111
Unsecured	2	-	-	-	-	2
	$2,141	$-	$-	$-	-	$2,141

The following table presents the activity in the ACL by portfolio segment for the three months ended December 31, 2023:

December 31, 2023:

(in thousands)	Balance at September 30, 2023	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities		Ending balance
Residential real estate:
One-to-four-family	$1612	$(25)	$–	$–	$		$1,587
Multi-family	130	–	–	–			130
Construction	128	(2)	–	–		(2)	124
Land	14	8	–	–			22
Farm	5	–	–	–			5
Nonresidential real estate	179	19	–	–			198
Commercial nonmortgage	5	1	–	–			6
Consumer and other:
Home equity	52	8	–	–		(1)	59
Unsecured	1	–	–	–			1
Totals	$2,126	$9	$–	$–		(3)	$2,132

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of December 31, 2024. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2024:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One-to-four-family	$1,449	$–
Nonresidential real estate	947	–
	$2,396	$–

Real estate stands as collateral for loans individually evaluated for impairment.

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of June 30, 2024. The recorded investment in loans excludes accrued interest receivable due to immateriality.

June 30, 2024:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One-to-four-family	$2,674	$–
Nonresidential real estate	1,925	–
	$4,599	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 89 days still on accrual by class of loans as of December 31, 2024, and June 30, 2024:

	December 31, 2024		June 30, 2024
(in thousands)	Nonaccrual	Loans Past Due Over 89 Days Still Accruing	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Residential real estate:
One-to-four-family	$1,730	$175	$2,678	$221
Nonresidential real estate	947	-	969	-
Consumer and other:
Unsecured	140	27	-	28
	$2,817	$202	$3,647	$249

Nonaccrual loans had no related allowance for credit losses based on individual evaluation at December 31, 2024 or June 30, 2024.

One-to-four-family loans in process of foreclosure totaled $165,000 and $926,000 at December 31, 2024 and June 30, 2024, respectively.

There were no loans modified during the six months ended December 31, 2024 to borrowers experiencing financial difficulties.

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2024, by class of loans:

December 31, 2024:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to-four-family	$4,944	$923	$307	$6,174	$249,549	$255,723
Multi-family	499	-	-	499	15,293	15,792
Construction	291	60	-	351	7,636	7,987
Land	-	-	-	-	1,420	1,420
Farm	-	-	-	-	3,283	3,283
Nonresidential real estate	2,337	24	267	2,628	29,880	32,508
Commercial and industrial	5	6	-	11	768	779
Consumer and other:
Loans on deposits	-	-	-	-	824	824
Home equity	-	-	-	-	13,194	13,194
Automobile	-	-	-	-	102	102
Unsecured	12		27	39	724	763
	$8,088	$1,013	$601	$9,702	$322,673	$332,375

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2024, by class of loans:

June 30, 2024:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to-four-family	$4,517	$847	$1,080	$6,444	$249,772	$256,216
Multi-family	-	-	-	-	15,815	15,815
Construction	1,085	60	-	1,145	12,670	13,815
Land	55	-	-	55	909	964
Farm	-	-	-	-	1,169	1,169
Nonresidential real estate	840	-	-	840	33,468	34,308
Commercial and industrial	4	-	-	4	696	700
Consumer and other:
Loans on deposits	-	-	-	-	819	819
Home equity	-	-	28	28	10,616	10,644
Automobile	-	-	-	-	117	117
Unsecured	14		-	14	571	585
	$6,515	$907	$1,108	$8,530	$326,622	$335,152

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of December 31, 2024	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate:
One-to-four-family
Risk Rating:
Pass	$17,520	$31,180	$48,397	$46,599	$42,981	$64,879	$-	$251,556
Special mention	-	-	-	-	-	112	-	112
Substandard	-	-	-	-	80	3,975	-	4,055
Doubtful	-	-	-	-	-	-	-	-
Total	$17,520	$31,180	$48,397	$46,599	$43,061	$68,966	$-	$255,723

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family
Risk Rating:
Pass	$1,194	$398	$5,959	$5,301	$1,221	$1,719	$-	$15,792
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$1,194	$398	$5,959	$5,301	$1,221	$1,719	$-	$15,792

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$877	$4,214	$2,575	$-	$-	$321	$-	$7,987
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$877	$4,214	$2,575	$-	$321	$-	$-	$7,987

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$561	$491	$210	$53	$-	$77	$-	$1,392
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	28	-	28
Doubtful	-	-	-	-	-	-	-	-
Total	$561	$491	$210	$53	$-	$105	$-	$1,420

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$2,242	$-	$-	$216	$-	$825	$-	$3,283
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,242	$-	$-	$216	$-	$825	$-	$3,283

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Nonresidential real estate
Risk Rating:
Pass	$1,064	$7,712	$1,422	$2,564	$3,347	$14,868	$-	$30,977
Special mention	-	-	-	-	-	584	-	584
Substandard	-	-	745	-	-	202	-	947
Doubtful	-	-	-	-	-	-	-	-
Total	$1,064	$7,712	$2,167	$2,564	$3,347	$15,654	$-	$32,508

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$335	$304	$139	$-	$-	$1	$-	$779
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$335	$304	$139	$-	$-	$1	$-	$779

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$132	$72	$90	$-	$6	$524	$-	$824
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$132	$72	$90	$-	$6	$524	$-	$824

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$13,194	$13,194
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$13,194	$13,194

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$9	$59	$3	$24	$2	$5	$-	$102
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$9	$59	$3	$24	$2	$5	$-	$102

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$121	$152	$21	$20	$-	$309	$-	$623
Special mention	-	-	-	-	-	-	-	-
Substandard	140	-	-	-	-	-	-	140
Doubtful	-	-	-	-	-	-	-	-
Total	$261	$152	$21	$20	$-	$309	$-	$763

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

As of June 30, 2024, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of June 30, 2024	2024	2023	2022	2021	2020	Prior	Cost Basis	Total
Residential real estate:
One-to-four-family
Risk Rating:
Pass	$29,792	$50,814	$47,346	$42,943	$26,794	$52,796	$-	$250,485
Special mention	-	-	-	-	-	667	-	667
Substandard	-	-	-	81	110	4,873	-	5,064
Doubtful	-	-	-	-	-	-	-	-
Total	$29,792	$50,814	$47,346	$43,024	$26,904	$58,336	$-	$256,216

Current period gross charge offs	$-	$-	$-	$-	$-	$16	$-	$16

Multi-family
Risk Rating:
Pass	$400	$6,076	$5,907	$1,239	$-	$2,193	$-	$15,815
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$400	$6,076	$5,907	$1,239	$-	$2,193	$-	$15,815

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$8,230	$5,562	$23	$-	$-	$-	$-	$13,815
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$8,230	$5,562	$23	$-	$-	$-	$-	$13,815

Current period gross charge offs	$-	$6	$-	$-	$-	$-	$-	$6

Land
Risk Rating:
Pass	$401	$252	$213	$-	$-	$70	$-	$936
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	28	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$401	$252	$213	$-	$-	$98	$-	$964

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$-	$-	$221	$-	$-	$948	$-	$1,169
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$221	$-	$-	$948	$-	$1,169

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Nonresidential real estate
Risk Rating:
Pass	$7,828	$1,561	$3,099	$3,406	$5,711	$10,648	$-	$32,253
Special mention	-	-	-	-	-	130	-	130
Substandard	-	1,017	-	-	-	908	-	1,925
Doubtful	-	-	-	-	-	-	-	-
Total	$7,828	$2,578	$3,099	$3,406	$5,711	$11,686	$-	$34,308

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$482	$214	$-	$4	$-	$-	$-	$700
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$482	$214	$-	$4	$-	$-	$-	$700

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$116	$113	$20	$15	$176	$379	$-	$819
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$116	$113	$20	$15	$176	$379	$-	$819

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$10,490	$10,490
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	154	154
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$10,644	$10,644

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$68	$9	$30	$3	$2	$5	$-	$117
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$68	$9	$30	$3	$2	$5	$-	$117

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$285	$34	$24	$174	$13	$55	$-	$585
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$285	$34	$24	$174	$13	$55	$-	$585

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 4. Loans receivable (continued)

At December 31, 2024, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One-to-four-family	$251,556	$112	$4,055	$-
Multi-family	15,792	-	-	-
Construction	7,987	-	-	-
Land	1,392	-	28	-
Farm	3,283	-	-	-
Nonresidential real estate	30,977	584	947	-
Commercial and industrial	779	-	-	-
Consumer and other:
Loans on deposits	824	-	-	-
Home equity	13,194	-	-	-
Automobile	102	-	-	-
Unsecured	623	-	140	-
	$326,509	$696	$5,170	$-

At June 30, 2024, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One-to-four-family	$250,485	$667	$5,064	$-
Multi-family	15,815	-	-	-
Construction	13,815	-	-	-
Land	936	-	28	-
Farm	1,169	-	-	-
Nonresidential real estate	32,253	130	1,925	-
Commercial and industrial	700	-	-	-
Consumer and other:
Loans on deposits	819	-	-	-
Home equity	10,490	-	154	-
Automobile	117	-	-	-
Unsecured	585	-	-	-
	$327,184	$797	$7,171	$-

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $25,000 and $25,000 at December 31, 2024 and June 30, 2024, respectively, is as follows:

(in thousands)	December 31, 2024	June 30, 2024
One-to-four-family residential real estate	$138	$175

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Six months ended December 31, 2024	Twelve months ended June 30, 2024
Balance at beginning of period	$260	$294
Accretion of income	(17)	(34)
Balance at end of period	$243	$260

For those purchased loans disclosed above, the Company made no increase in allowance for credit losses for the year ended June 30, 2024, or for the six-month period ended December 31, 2024. Neither were any allowance for credit losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2024
Agency mortgage-backed: residential	$8,628	$–	$8,628	$–

June 30, 2024
Agency mortgage-backed: residential	$9,648	$–	$9,648	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at December 31, 2024, and June 30, 2024.

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

December 31, 2024

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2024 and June 30, 2024 are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2024 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$20,976	$20,976			$20,976
Available-for-sale securities	8,628		$8,628		8,628
Held-to-maturity securities	190		180		180
Loans receivable – net	330,234			$317,845	317,845
Federal Home Loan Bank stock	4,439				n/a
Accrued interest receivable	1,264		1,264		1,264

Financial liabilities
Deposits	$263,055	$76,135	$187,110		263,245
Federal Home Loan Bank advances	61,792		61,753		61,753
Advances by borrowers for taxes and insurance	206		206		206
Accrued interest payable	478		478		478

		Fair Value Measurements at
	Carrying	June 30, 2024 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,287	$18,287			$18,287
Available-for-sale securities	9,648		$9,648		9,648
Held-to-maturity securities	213		203		203
Loans receivable - net	333,025			$318,867	318,867
Federal Home Loan Bank stock	4,230				n/a
Accrued interest receivable	1,169		1,169		1,169

Financial liabilities
Deposits	$256,139	$79,567	$176,272		$255,839
Federal Home Loan Bank advances	68,988		68,122		68,122
Advances by borrowers for taxes and insurance	909		909		909
Accrued interest payable	176		176		176

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2024

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Six months ended December 31, 2024	Three months ended December 31, 2024
Balance at beginning of period	$(336)	$(95)
Current period change	60	(181)
Balance at end of period	$(276)	$(276)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended		Three months ended
	December 31,		December 31,
(in thousands)	2024	2023	2024	2023
Unrealized holding gains (losses) on available-for-sale securities	$80	$124	$(241)	$308
Tax effect	(20)	(31)	60	(77)
	$60	$93	$(181)	$231

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the Office of the Comptroller of the Currency (“OCC”); First Federal Savings Bank of Kentucky’s ability to satisfy the Individual Minimum Capital Requirements imposed by the OCC; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; our ability to receive any required regulatory approval or non-objection to pay dividends to shareholder; our ability to pay dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company in order for the Company to pay dividends to shareholders; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; competitive conditions in the financial services industry; changes in the level of inflation; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 and in this Form 10-Q. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

The Agreement requires First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement. First Federal of Kentucky’s Board and management are committed to fully addressing the provisions of the Agreement within the required time frames. As of the date of this filing, First Federal of Kentucky’s Board and management believe that First Federal of Kentucky has made progress toward addressing the deficiencies that resulted in the Agreement and intends to satisfy the Agreement’s requirements as expeditiously as possible. For additional information, see Exhibit 10.1 to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024 and Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 3, 2024.

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

General market participants believe that the FOMC will now continue interest rate decreases. Our December 31, 2024 EVE is anticipated to increase by approximately 6.4% and 4.8% under sudden and sustained decrease in prevailing market interest rates of 100 basis points and 200 basis points, respectively. The company continues to strive for acceptable EVE in both increasing and decreasing interest rate environments. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of computing EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six-month periods ended December 31, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2024			2023
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$334,634	$8,702	5.20%	$321,103	$7,087	4.41%
Mortgage-backed securities	9,422	157	3.33	11,572	191	3.30
Other interest-earning assets	19,630	544	5.54	13,424	383	5.71
Total interest-earning assets	363,686	9,403	5.17	346,099	7,661	4.43

Less: Allowance for credit losses	(2,134)			(1,840)
Non-interest-earning assets	13,168			12,341
Total assets	$374,720			$356,600

Interest-bearing liabilities:
Demand deposits	$15,624	$18	0.23%	$17,430	$16	0.18%
Savings	49,117	100	0.41	55,427	112	0.40
Certificates of deposit	179,256	3,812	4.25	155,122	2,595	3.35
Total deposits	243,997	3,930	3.22	227,979	2,723	2.39
Borrowings	66,369	1,566	4.72	62,310	1,610	5.17
Total interest-bearing liabilities	310,366	5,496	3.54	290,289	4,333	2.99

Noninterest-bearing demand deposits	14,437			14,634
Noninterest-bearing liabilities	1,891			1,851
Total liabilities	326,694			306,774

Shareholders’ equity	48,026			49,826
Total liabilities and shareholders’ equity	$374,720			$356,600
Net interest spread		$3,907	1.63%		$3,328	1.44%
Net interest margin			2.15%			1.92%
Average interest-earning assets to average interest-bearing liabilities			117.18%			119.23%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended December 31, 2024 and 2023, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2024			2023
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$333,761	$4,437	5.32%	$324,221	$3,628	4.48%
Mortgage-backed securities	9,178	76	3.31	11,541	92	3.19
Other securities	–	–	–	–	–	–
Other interest-earning assets	19,376	271	5.60	15,009	207	5.52
Total interest-earning assets	362,315	4,784	5.28	350,771	3,927	4.48

Less: Allowance for credit losses	(2,140)			(2,023)
Non-interest-earning assets	13,828			12,136
Total assets	$374,003			$360,884

Interest-bearing liabilities:
Demand deposits	$15,305	9	0.24	$16,848	$8	0.19%
Savings	49,832	$50	0.40%	54,757	55	0.40
Certificates of deposit	181,207	1,936	4.27	153,964	1445	3.75
Total deposits	246,344	1,995	3.24	225,569	1,508	2.67
Borrowings	64,761	751	4.64	68,242	762	4.47
Total interest-bearing liabilities	311,105	2,746	3.53	293,811	2,270	3.09

Noninterest-bearing demand deposits	13,243			16,110
Noninterest-bearing liabilities	1,592			1,575
Total liabilities	325,940			311,496

Shareholders’ equity	48,063			49,388
Total liabilities and shareholders’ equity	$374,003			$360,884
Net interest spread		$2,038	1.75%		$1,657	1.39%
Net interest margin			2.25%			1.89%
Average interest-earning assets to average interest-bearing liabilities			116.46%			119.39%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2024 to December 31, 2024

Financial Position and Results of Operations

At December 31, 2024 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position and Company in its Current Report on Form 8-K filed on August 15, 2024, in addition to the formal written Agreement, the OCC has also imposed individual minimum capital requirements (“IMCRs”) on First Federal Savings Bank of Kentucky. The IMCRs require First Federal Savings Bank of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. As of December 31, 2024, First Federal Savings Bank of Kentucky’s common equity tier 1 capital ratio was 16.92%, its tier 1 capital ratio was 16.92%, its total capital ratio was 16.92%, and its leverage ratio was 10.13%.

Assets: At December 31, 2024, the Company’s assets totaled $374.2 million, a decrease of $760,000, or 0.2%, from total assets at June 30, 2024, due primarily to the decrease in loans, as well as a decrease in securities available-for-sale of $1.0 million or 10.6%.

Cash and cash equivalents: Cash and cash equivalents overall increased $2.7 million or 14.7% to $21.0 million at December 31, 2024. Most of the company’s cash and cash equivalents are held in interest-bearing demand deposits, although the company began utilizing fed funds sold more in the quarter ended December 31, 2024. Fed funds sold totaled $6.9 million at December 31, 2024, an increase of $6.2 million or 885.5%, compared to June 30, 2024.

Investment securities: At December 31, 2024, our securities portfolio, which consisted of mortgage-backed securities, decreased $1.0 million or 10.6% and totaled $8.8 million, compared to June 30, 2024.

Loans: Loans, net and loans held-for-sale in the aggregate decreased $2.8 million or 0.8% and totaled $330.2 million and $116,000, respectively at December 31, 2024. Loans receivable, net, decreased by $2.8 million or 0.7% to $330.2 million at December 31, 2024. Loans held-for-sale increased to $116,000 at December 31, 2024. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. Because market interest rates have become more favorable, the Company has had more success in selling mortgages into the secondary market, which has led to an increase in loans held-for-sale.

Non-Performing and Classified Loans: At December 31, 2024, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $3.0 million, or 0.9% of total loans compared to $3.9 million or 1.2%, of total loans at June 30, 2024. The Company’s ACL totaled $2.1 million at December 31, 2024 and the ACL totaled $2.1 million at June 30, 2024, respectively. The ACL at December 31, 2024, represented 70.9% of nonperforming loans and 0.6% of total loans, while at June 30, 2024, ALLL represented 54.6% of nonperforming loans and 0.6% of total loans.

The Company had $5.2 million in assets classified as substandard for regulatory purposes at December 31, 2024, including real estate owned (“REO”) of $10,000. Classified loans as a percentage of total loans (including loans acquired) was 1.6% and 2.1% at December 31, 2024 and June 30, 2024, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2024	June 30, 2024
Substandard assets	$5,170	$7,171
Doubtful assets	–	–
Loss assets	–	–
REO	10	10
Total classified assets	$5,180	$7,181

At December 31, 2024, the Company’s real estate acquired through foreclosure represented 0.2% of substandard assets compared to 0.1% at June 30, 2024. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 at December 31, 2024 and June 30, 2024, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2024 to December 31, 2024 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	December 31, 2024		June 30, 2024
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One-to-four-family	1	$10	1	$10
Building lot	–	–	–	–
Total REO	1	$10	1	$10

At December 31, 2024 and June 30, 2024, the Company had $696,000 and $797,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but does possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities decreased $818,000, or 0.3% to $326.2 million at December 31, 2024, as Federal Home Loan Bank advances decreased $7.2 million or 10.4% to $61.8 million and advances to borrowers for taxes and insurance decreased $703,000 or 77.3%.

Certificates of deposit increased $10.3 million or 5.9% and totaled $186.9 million at December 31, 2024, of which $44.0 million were brokered deposits. Demand deposit accounts decreased $5.0 million or 15.7% and totaled $27.1 million at quarter end. Savings accounts increased $1.6 million or 3.4% and totaled $49.0 million at the end of the current period. Total deposits increased $6.9 million as the Company attempts to reduce reliance on FHLB advances.

Shareholders’ Equity: At December 31, 2024, the Company’s shareholders’ equity totaled $48.1 million, an increase of $58,000 or 0.1% from June 30, 2024. The increase in shareholders’ equity was primarily associated with accumulated other comprehensive loss decreasing $60,000 or 17.9% from a loss of $336,000 at June 30, 2024 to a loss of $276,000 at December 31, 2024.

On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. Our ability to pay future dividends and if so at what level will also be dependent on numerous factors, including: our ability to receive any required regulatory approval or non-objection to pay dividends or for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC; First Federal Savings Bank of Kentucky’s ability to satisfy the IMCR’s imposed by the OCC; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; and our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2024 and 2023

General

Net loss totaled $2,000 or ($0.00) diluted earnings per share for the six months ended December 31, 2024, an increase of $534,000 or 99.6% from net loss of $536,000 or ($0.07) diluted earnings per share for the same period in 2023. The increase in net earnings for the six-months ended December 31, 2024, was primarily attributable to increased net interest income, and higher non-interest income, which were partially offset by lower income tax benefit.

Net Interest Income

Net interest income increased $579,000 or 17.4% to $3.9 million due primarily to interest income increasing more than interest expense increased period to period. Interest income increased $1.7 million or 22.7%, while interest expense increased $1.2 million or 26.8% to $5.5 million for the six-months recently ended. Over the last two years, the repricing of many of our assets has been slowed by contractual limits on rate changes, whereas the cost of most liabilities did not have this constraint. As market rates have steadied and even fallen slightly, the increase in cost of liabilities has slowed while we have begun to see our increase in interest income be greater than our increase in interest expense.

The average rate earned on interest-earning assets increased 74 basis points to 5.17% and was the primary reason for the increase in interest income, although average interest-earning assets also increased $17.6 million or 5.1% to $363.7 million for the recently-ended six months. The increase in interest income was due primarily to an increase of $1.6 million or 22.8% in interest income from loans, which totaled $8.7 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $13.5 million or 4.2% to $334.6 million for the six months ended December 31, 2024, while the average rate increased 79 basis points to 5.20%.

Although the average balance of interest-bearing liabilities increased $20.1 million or 6.9% to $310.4 million for the six months just ended, the average rate paid increased 56 basis points to 3.54%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.  The recent decrease in interest rates have allowed our liabilities to decline as well.

Net interest spread increased from 1.44% for the prior year six-month period to 1.63% for the six-month period ended December 31, 2024.

Provision for Credit Losses

Management determined that a $15,000 provision for credit loss was prudent during the recently-ended six-month period.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2024 and 2023 (continued)

Non-interest Income

Non-interest income increased $187,000 or 154.5% to $308,000 for the six-months ended December 31, 2024 compared to the prior year period, primarily because of an increase in net gains from sale of loans of $135,000 or 2250.0%. Recently, the market has become more conducive to the sale of fixed rate mortgages to the secondary market.

Non-interest Expense

Non-interest expense increased $83,000 or 2.0% to $4.22 million for the six months ended December 31, 2024, primarily due to higher other non-interest expense due mostly to increased legal expenses.

Income Tax

Income tax benefit decreased $149,000 or 92.0% to an income tax benefit of $2,000 for the six months ended December 31, 2024, compared to the prior year period due to decreased losses. The effective tax rates for the six-month periods ended December 31, 2024 and 2023 were 86.7% and 23.2%, respectively. Included in net income is earnings of $43,000 on bank-owned life insurance which is non-taxable.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2024 and 2023

General

Net income totaled $13,000 or $0.00 diluted earnings per share for the three months ended December 31, 2024, an increase of $374,000 or 103.6% from net loss of $361,000 or $(0.05) diluted earnings per share for the same period in 2023. The increase in net earnings for the quarter ended December 31, 2024, was primarily attributable to higher net interest income, and higher non-interest income, which were partially offset by lower income taxes.

Net Interest Income

Net interest income increased $381,000 or 23.0% to $2.0 million due primarily to interest income increasing more than interest expense increased period to period. Interest income increased $857,000 or 21.8%, while interest expense increased $476,000 or 21.0% to $2.7 million for the recently-ended quarter. During the unprecedented interest rate increases seen in the market starting March 2022, our funding sources repriced more quickly than our assets repriced, due to being liability sensitive and restrictions on maximum asset repricing amounts. As rates have begun to plateau or even decrease, our assets have started to reprice more quickly than our liabilities.

The average rate earned on interest-earning assets increased 80 basis points to 5.28% and was the primary reason for the increase in interest income, although average interest-earning assets also increased $11.5 million or 3.3% to $362.3 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $809,000 or 22.3% in interest income from loans, which totaled $4.4 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $9.5 million or 2.9% to $333.8 million for the three months ended December 31, 2024, while the average rate increased 84 basis points to 5.32%.

The average balance of interest-bearing liabilities increased $17.3 million or 5.9% to $311.1 million for the quarter just ended, and the average rate paid increased 44 basis points to 3.53%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.

Net interest spread increased from 1.39% for the prior year quarterly period to 1.75% for the three-month period ended December 31, 2024.

Provision for Credit Losses

Management determined that no provision for credit loss was prudent due to our current expected credit loss analysis performed during the recently-ended quarter.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2024 and 2023 (continued)

Non-interest Income

Non-interest income increased $125,000 or 271.7% to $171,000 for the recently ended quarter primarily due to increased net gain of sale on loans, increasing $74,000 or 1057.1% for the three months recently ended. Recently, the market has become more conducive to the sale of fixed rate mortgages to the secondary market.

Non-interest Expense

Non-interest expense increased $54,000 or 2.5% and totaled $2.2 million for the three months ended December 31, 2024, primarily due to increased other non-interest expense increasing $123,000 due to increased legal expense.

Income Tax

Income taxes benefit decreased $87,000 or 92.6% from a benefit of $94,000 for the three months ended December 31, 2023, to a benefit of $7,000 for the recently-ended period. The effective tax rates for the three-month periods ended December 31, 2024 and 2023, were -116.7% and 20.7%, respectively. Included in net income is earnings of $22,000 on bank-owned life insurance which is non-taxable.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2024 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Kentucky First Federal Bancorp

On January 16, 2024, we announced that the Board had determined to suspend the payment of dividends indefinitely. Our ability to pay future dividends, and the amount that may be paid, is subject to a number of factors, including our ability to fully and timely address the deficiencies that resulted in the formal Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC and the satisfaction of individual minimum capital ratio requirements imposed by the OCC. Our ability to pay future dividends is also subject to our ability to receive any required regulatory approval or non-objection to pay dividends to our shareholders, the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First Federal in order for Kentucky First Federal to declare and pay dividends to its shareholders.

On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. Our ability to pay future dividends and if so at what level will also be dependent on numerous factors, including: our ability to receive any required regulatory approval or non-objection to pay dividends to our shareholders; our ability to receive regulatory approval or non-objection to pay dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company in order for the Company to pay dividends to shareholders; our ability to fully and timely address the deficiencies that resulted in the formal Agreement that First Federal Savings Bank of Kentucky entered into with the OCC on August 13, 2024, or any other deficiencies identified by the OCC or the Federal Reserve Bank of Cleveland; our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; and First Federal Savings Bank of Kentucky’s ability to satisfy the IMCR’s imposed by the OCC, which  require First Federal Savings Bank of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. As of December 31, 2024, the Bank’s common equity tier 1 capital ratio was _______%, its tier 1 capital ratio was _______%, its total capital ratio was _______%, and its leverage ratio was ______%. For additional information on the formal Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC and the IMCR’s imposed on First Federal Savings Bank of Kentucky by the OCC, please see “Management’s Discussion and Analysis—Regulatory Developments Regarding First Federal of Kentucky.”

As the mutual holding company and majority shareholder of Kentucky First Federal Bancorp, First Federal MHC must receive the approval of the Federal Reserve Board and the members of First Federal MHC in order to waive the receipt of any dividends declared and paid by Kentucky First Federal Bancorp to its shareholders. While Kentucky First Federal has previously received such approvals, those approvals have expired. The inability to receive those approvals in the future would adversely impact Kentucky First Federal’s ability to pay dividends to its shareholders in the future.

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

Kentucky First Federal Bancorp

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2024.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
October 1-31, 2024	–	$–	–	–
November 1-30, 2024	–	$–	–	–
December 1-31, 2024	–	$–	–	–

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended December 31, 2024, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended December 31, 2024 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the Notes to the Consolidated Financial Statements.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 14, 2025	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	February 14, 2025	By:	/s/ Tyler W. Eades
Tyler W. Eades
Vice President and Chief Financial Officer