Form 10-Q
period 2025-03-31
Kentucky First Federal Bancorp
filed 2025-05-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 15, 2025, the latest practicable date, the Corporation had 8,086,715 shares of $.01 par value common stock outstanding (including 4,727,938 shares held by First Federal MHC).

i

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2025	June 30, 2024
	Unaudited
ASSETS
Cash and due from financial institutions	$2,579	$1,913
Fed funds sold	17,065	703
Interest-bearing demand deposits	8,109	15,671
Cash and cash equivalents	27,753	18,287
Securities available-for-sale- at fair value	8,201	9,648

Securities held-to-maturity, at amortized cost-approximate fair value of $174 and $203 at March 31, 2025 and June 30, 2024, respectively	180	213
Loans held for sale	272	110
Loans, net of allowance for credit losses of $2,161 and $2,127 at March 31, 2025 and June 30, 2024, respectively	330,551	333,025
Real estate acquired through foreclosure	10	10
Office premises and equipment - at depreciated cost	4,242	4,267
Federal Home Loan Bank stock - at cost	3,980	4,230
Accrued interest receivable	1,427	1,169
Bank-owned life insurance	2,979	2,915
Prepaid income taxes	145	219
Prepaid expenses and other assets	997	875
Total assets	$380,737	$374,968
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings	$48,986	$47,390
Certificates of deposit	198,634	176,572
Demand deposit accounts	29,766	32,177
Deposits	277,386	256,139
Federal Home Loan Bank advances	53,427	68,988
Advances by borrowers for taxes and insurance	548	909
Accrued interest payable	644	176
Deferred income taxes	87	113
Other liabilities	493	646
Total liabilities	332,585	326,971

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings - restricted	17,330	17,325
Treasury shares at cost, 509,349 common shares at March 31, 2025 and June 30, 2024, respectively	(3,969)	(3,969)
Accumulated other comprehensive loss	(186)	(336)
Total shareholders’ equity	48,152	47,997
Total liabilities and shareholders’ equity	$380,737	$374,968

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Interest income
Loans, including fees	$13,158	$10,927	$4,456	$3,841
Mortgage-backed securities	229	288	72	97
Interest-bearing deposits and other	862	619	318	235
Total interest income	14,249	11,834	4,846	4,173

Interest expense
Interest-bearing demand deposits	30	23	12	7
Savings	169	165	70	53
Certificates of Deposit	5,826	4,122	2,013	1,526
Deposits	6,025	4,310	2,095	1,586
Borrowings	2,186	2,432	620	822
Total interest expense	8,211	6,742	2,715	2,408
Net interest income	6,038	5,092	2,131	1,765
Provision for credit losses	36	(13)	21	(28)
Net interest income after provision for credit losses	6,002	5,105	2,110	1,793

Non-interest income
Earnings on bank-owned life insurance	65	63	21	21
Net gain on sales of loans	162	14	22	8
Net gain on sales of real estate owned	-	4	-	-
Other	162	118	38	49
Total non-interest income	389	199	81	78

Non-interest expense
Employee compensation and benefits	3,615	3,761	1,219	1,246
Data processing	451	395	180	115
Occupancy and equipment	414	442	142	153
FDIC insurance premiums	196	164	57	57
Voice and data communications	104	93	38	35
Advertising	131	124	40	36
Outside service fees	377	284	153	72
Auditing and accounting	258	258	92	86
Regulatory assessments	71	49	24	17
Foreclosure and real estate owned expenses (net)	64	64	23	21
Franchise and other taxes	101	80	31	28
Other	610	433	177	150
Total non-interest expense	6,392	6,147	2,176	2,016

Income (loss) before income taxes	(1)	(843)	15	(145)

Income tax expense (benefit)	(6)	(200)	8	(38)

NET INCOME (LOSS)	$5	$(643)	$7	$(107)
EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.00	$(0.08)	$0.00	$(0.01)
DIVIDENDS PER SHARE	$0.00	$0.20	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Net income (loss)	$5	$(643)	$7	$(107)

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes of $(50), $(11), $(30) and $21 during the respective periods	150	31	90	(62)
Comprehensive income (loss)	$155	$(612)	$97	$(169)

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2025

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2024	$86	$34,891	$17,325	$(3,969)	$(336)	$47,997
Net income	–	–	5	–	–	5
Other comprehensive income	–	–	–	–	150	150
Balance at March 31, 2025	$86	$34,891	$17,330	$(3,969)	$(186)	$48,152

March 31, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at June 30, 2023	$86	$34,891	$20,130	$(3,969)	$(427)	$50,711
Cumulative impact of adoption of ASC 326	–	–	(414)	–	–	(414)
Balance at July 1, 2023	86	34,891	19,716	(3,969)	(427)	50,297
Net loss	–	–	(643)	–	–	(643)
Other comprehensive income	–	–	–	–	31	31
Cash dividends of $0.20 per common share	–	–	(671)	–	–	(671)
Balance at March 31, 2024	$86	$34,891	$18,402	$(3,969)	$(396)	$49,014

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Dollar amounts in thousands, except per share data)

March 31, 2025

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive income (loss)	Total
Balance at December 31, 2024	$86	$34,891	$17,323	$(3,969)	$(276)	$48,055
Net income (loss)	–	–	7	–	–	7
Other comprehensive income (loss)	–	–	–	–	90	90
Balance at March 31, 2025	$86	$34,891	$17,330	$(3,969)	$(186)	$48,152

March 31, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at December 31, 2023	$86	$34,891	$18,509	$(3,969)	$(334)	$49,183
Net loss	–	–	(107)	–	–	(107)
Other comprehensive loss					(62)	(62)
Balance at March 31, 2024	$86	$34,891	$18,402	$(3,969)	$(396)	$49,014

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$5	$(643)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	173	178
Accretion of purchased loan credit discount	–	(30)
Amortization of deferred loan origination costs (fees), net	(18)	2
Amortization of premiums on investment securities	(15)	(18)
Net gain on sale of loans	(162)	(14)
Net gain on sale of real estate owned	–	(8)
Earnings on bank-owned life insurance	(64)	(63)
Provision for (recovery of) credit losses	36	(13)
Origination of loans held for sale	(5,010)	(512)
Proceeds from loans held for sale	5,010	526
Deferred Income Taxes	(79)	(231)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(258)	(324)
Prepaid expenses and other assets	(48)	(287)
Accrued interest payable	468	80
Other liabilities	(153)	89
Net cash used in operating activities	(115)	(1,268)

Cash flows from investing activities:
Securities maturities, prepayments and calls:
Held to maturity	31	47
Available for sale	1,663	1,918
Proceeds from sale of FHLB stock	592	1,405
Purchase of FHLB stock	(342)	(1,310)
Loans originated for investment, net of principal collected	2,460	(14,780)
Proceeds from sale of real estate owned	–	68
Additions to premises and equipment, net	(148)	(60)
Net cash provided by (used in) investing activities	4,256	(12,712)

Cash flows from financing activities:
Net increase in deposits	21,247	19,796
Payments by borrowers for taxes and insurance, net	(361)	(150)
Proceeds from Federal Home Loan Bank advances	14,446	70,003
Repayments on Federal Home Loan Bank advances	(30,007)	(67,742)
Dividends paid on common stock	–	(671)
Net cash provided by financing activities	5,325	21,236

Net increase in cash and cash equivalents	9,466	7,256

Beginning cash and cash equivalents	18,287	8,167

Ending cash and cash equivalents	$27,753	$15,423

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2025	2024
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$-	$125

Interest on deposits and borrowings	$7,743	$6,662

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2025

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the nine-month period ended March 31, 2025, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2024, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2024 filed with the Securities and Exchange Commission.

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

March 31, 2025

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

March 31, 2025

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

A liability of $59,000 is in place at March 31, 2025 to account for off-balance sheet unfunded commitments compared to $57,000 at March 31, 2024. Management considers contractual commitments, most of which are commitments to complete construction projects or the balance of unfunded lines of credit. These totaled approximately $26.4 million at March 31, 2025 and $21.8 million at March 31, 2024. To calculate the liability, management applied a loss criteria similar to that used for funded loans to calculate the ACL.

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

March 31, 2025

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

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
	2025	2024	2025	2024
Net income (loss) allocated to common shareholders, basic and diluted	$5,000	$(643,000)	$7,000	$(107,000)

Earnings (loss) per share, basic and diluted	$0.00	$(0.08)	$0.00	$(0.01)
Weighted average common shares outstanding, basic and diluted	8,098,715	8,098,715	8,098,715	8,098,715

There were no stock option shares outstanding for the nine- or three-month periods ended March 31, 2025 and 2024.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2025 and June 30, 2024, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$8,449	$1	$249	$8,201

Held-to-maturity Securities
Agency mortgage-backed: residential	$180	$-	$6	$174

	June 30, 2024
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$10,096	$-	$448	$9,648

Held-to-maturity Securities
Agency mortgage-backed: residential	$213	$-	$10	$203

At March 31, 2025 and June 30, 2024 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no pledged securities for both March 31, 2025 and June 30, 2024. In addition, at both March 31, 2025 and June 30, 2024, there were no pledged overnight deposits.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 99.9% and 100% at March 31, 2025 and June 30, 2024, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2025.

March 31, 2025

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$1,082	$19	$1,063
12 Months or More
Agency mortgage-backed securities	7,358	230	7,128
Total	$8,440	$249	$8,191

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 3. Investment Securities (continued)

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$64	$1	$63
12 Months or More
Agency mortgage-backed securities	116	5	111
Total	$180	$6	$174

June 30, 2024

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$10,096	$448	$9,648
12 Months or More
Agency mortgage-backed securities	-	-	-
Total	$10,096	$448	$9,648

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	213	10	203
Total	$213	$10	$203

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

March 31, 2025

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

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2025	2024
Residential real estate:
One-to-four-family	$256,357	$256,216
Multi-family	15,650	15,815
Construction	7,232	13,815
Land	1,352	964
Farm	3,270	1,169
Nonresidential real estate	32,388	34,308
Commercial and industrial	624	700
Consumer and other:
Loans on deposits	813	819
Home equity	14,167	10,644
Automobile	126	117
Unsecured	733	585
	332,712	335,152
Allowance for credit losses	(2,161)	(2,127)
	$330,551	$333,025

The amounts above include net deferred loan costs of $183,000 and $288,000 as of March 31, 2025 and June 30, 2024, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at March 31, 2025 is adequate.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

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

March 31, 2025

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the nine months ended March 31, 2025.

March 31, 2025:

(in thousands)	Balance at June 30, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,661	$21	$-	$-	$-	$1,682
Multi-family	100	(2)	-	-	-	98
Construction	122	(38)	-	-	(3)	81
Land	28	(4)	-	-	-	24
Farm	4	12	-	-	-	16
Nonresidential real estate	192	(13)	-	-	-	179
Commercial and industrial	3	(1)	-	-	-	2
Consumer and other:
Home equity	14	62	-	1	-	77
Unsecured	3	(1)	-	-	-	2
	$2,127	$36	$-	$1	(3)	$2,161

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the three months ended March 31, 2025:

March 31, 2025:

(in thousands)	Balance at December 31, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,618	$64	$-	$-	$-	$1,682
Multi-family	98	-	-	-	-	98
Construction	87	(5)	-	-	(1)	81
Land	32	(8)	-	-	-	24
Farm	16	-	-	-	-	16
Nonresidential real estate	174	5	-	-	-	179
Commercial and industrial	3	(1)	-	-	-	2
Consumer and other:
Home equity	111	(34)	-	-	-	77
Unsecured	2	-	-	-	-	2
	$2,141	$21	$-	$-	(1)	$2,161

The following table presents the activity in the ACL by portfolio segment for the three months ended March 31, 2024:

March 31, 2024:

(in thousands)	Balance at December 31, 2023	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One- to four-family	$1,587	$59	$–	$–	$-	$1,646
Multi-family	130	(30)	–	–	-	100
Construction	124	(22)	–	–	2	104
Land	22	-	–	–	-	22
Farm	5	–	–	–	-	5
Nonresidential real estate	198	(27)	–	–	-	171
Commercial nonmortgage	6	(1)	–	–	-	5
Consumer and other:					-
Loans on deposits	–	–	–	–	-	–
Home equity	59	(8)	–	–	-	51
Automobile	–	–	–	–	-	–
Unsecured	1	1	–	–	-	2
Totals	$2,132	$(28)	$–	$–	$2	$2,106

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of March 31, 2025. The recorded investment in loans excludes accrued interest receivable due to immateriality.

March 31, 2025:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One-to-four-family	$1,463	$–
Nonresidential real estate	937	–
	$2,400	$–

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 89 days still on accrual by class of loans as of March 31, 2025, and June 30, 2024:

	March 31, 2025		June 30, 2024
(in thousands)	Nonaccrual	Loans Past Due Over 89 Days Still Accruing	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Residential real estate:
One-to-four-family	$1,960	$432	$2,678	$221
Construction	291	-	-	-
Nonresidential real estate	937	-	969	-
Commercial and Industrial	-	15	-	-
Consumer and other:
Unsecured	135	-	-	28
	$3,323	$447	$3,647	$249

Nonaccrual loans had no related allowance for credit losses based on individual evaluation at March 31, 2025 or June 30, 2024.

One-to-four-family loans in process of foreclosure totaled $154,000 and $926,000 at March 31, 2025 and June 30, 2024, respectively.

There were no loans modified during the nine months ended March 31, 2025 to borrowers experiencing financial difficulties.

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2025, by class of loans:

March 31, 2025:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to-four-family	$4,927	$189	$842	$5,958	$250,399	$256,357
Multi-family	248	-	-	248	15,402	15,650
Construction	104	-	291	395	6,837	7,232
Land	-	-	-	-	1,352	1,352
Farm	-	-	-	-	3,270	3,270
Nonresidential real estate	610	-	-	610	31,778	32,388
Commercial and industrial	17	-	15	32	592	624
Consumer and other:
Loans on deposits	-	-	-	-	813	813
Home equity	-	-	-	-	14,167	14,167
Automobile	-	-	-	-	126	126
Unsecured	-		-	-	733	733
	$5,906	$189	$1,148	$7,243	$325,469	$332,712

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2025, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate:
One-to-four-family
Risk Rating:
Pass	$23,337	$32,223	$47,972	$42,255	$39,138	$66,765	$-	$251,690
Special mention	-	-	-	-	-	104	-	104
Substandard	345	194	-	-	350	3,674	-	4,563
Doubtful	-	-	-	-	-	-	-	-
Total	$23,682	$32,417	$47,972	$42,255	$39,488	$70,543	$-	$256,357

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family
Risk Rating:
Pass	$1,189	$397	$5,900	$5,264	$1,212	$1,688	$-	$15,650
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$1,189	$397	$5,900	$5,264	$1,212	$1,688	$-	$15,650

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$2,660	$3,316	$857	$-	$108	$-	$-	$6,941
Special mention	-	-	-	-	-	-	-	-
Substandard	-	291	-	-	-	-	-	291
Doubtful	-	-	-	-	-	-	-	-
Total	$2,660	$3,607	$857	$-	$108	$-	$-	$7,232

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$480	$408	$246	$138	$50	$2	$-	$1,324
Special mention	-	-	-	-	-	-	-	-
Substandard	28	-	-	-	-	-	-	28
Doubtful	-	-	-	-	-	-	-	-
Total	$508	$408	$246	$138	$50	$2	$-	$1,352

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Farm
Risk Rating:
Pass	$2,233	$-	$-	$214	$-	$823	$-	$3,270
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,233	$-	$-	$214	$-	$823	$-	$3,270

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Nonresidential real estate
Risk Rating:
Pass	$1,495	$7,757	$1,412	$3,246	$2,243	$14,721	$-	$30,874
Special mention	25	-	-	-	-	552	-	577
Substandard	-	-	727	-	-	210	-	937
Doubtful	-	-	-	-	-	-	-	-
Total	$1,520	$7,757	$2,139	$3,246	$2,243	$15,483	$-	$32,388

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$397	$131	$18	$-	$-	$78	$-	$624
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$397	$131	$18	$-	$-	$78	$-	$624

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$128	$64	$82	$-	$6	$533	$-	$813
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$128	$64	$82	$-	$6	$533	$-	$813

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of March 31, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$14,167	$14,167
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$14,167	$14,167

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$57	$47	$-	$21	$1	$-	$-	$126
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$57	$47	$-	$21	$1	$-	$-	$126

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$251	$152	$20	$16	$159	$-	$-	$598
Special mention	-	-	-	-	-	-	-	-
Substandard	135	-	-	-	-	-	-	135
Doubtful	-	-	-	-	-	-	-	-
Total	$386	$152	$20	$16	$159	$-	$-	$733

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

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

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

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

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

At March 31, 2025, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One-to-four-family	$251,690	$104	$4,563	$-
Multi-family	15,650	-	-	-
Construction	6,941	-	291	-
Land	1,324	-	28	-
Farm	3,270	-	-	-
Nonresidential real estate	30,874	577	937	-
Commercial and industrial	624	-	-	-
Consumer and other:
Loans on deposits	813	-	-	-
Home equity	14,167	-	-	-
Automobile	126	-	-	-
Unsecured	598	-	135	-
	$326,077	$681	$5,954	$-

At June 30, 2024, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One-to-four-family	$250,485	$667	$5,064	$-
Multi-family	15,815	-	-	-
Construction	13,815	-	-	-
Land	936	-	28	-
Farm	1,169	-	-	-
Nonresidential real estate	32,253	130	1,925	-
Commercial and industrial	700	-	-	-
Consumer and other:
Loans on deposits	819	-	-	-
Home equity	10,490	-	154	-
Automobile	117	-	-	-
Unsecured	585	-	-	-
	$327,184	$797	$7,171	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $25,000 and $25,000 at March 31, 2025 and June 30, 2024, respectively, is as follows:

(in thousands)	March 31, 2025	June 30, 2024
One-to-four-family residential real estate	$138	$175

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Nine months ended March 31, 2025	Twelve months ended June 30, 2024
Balance at beginning of period	$260	$294
Accretion of income	(25)	(34)
Balance at end of period	$235	$260

For those purchased loans disclosed above, the Company made no increase in allowance for credit losses for the year ended June 30, 2024, or for the nine-month period ended March 31, 2025. Neither were any allowance for credit losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2025
Agency mortgage-backed: residential	$8,201	$–	$8,201	$–

June 30, 2024
Agency mortgage-backed: residential	$9,648	$–	$9,648	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at March 31, 2025, and June 30, 2024.

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

March 31, 2025

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2025 and June 30, 2024 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2025 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$27,753	$27,753			$27,753
Available-for-sale securities	8,201		$8,201		8,201
Held-to-maturity securities	180		180		180
Loans receivable – net	330,551			$319,143	319,143
Federal Home Loan Bank stock	3,980				n/a
Accrued interest receivable	1,427		1,427		1,427

Financial liabilities
Deposits	$277,386	$78,752	$198,718		277,470
Federal Home Loan Bank advances	53,427		53,516		53,516
Advances by borrowers for taxes and insurance	548		548		548
Accrued interest payable	644		644		644

		Fair Value Measurements at
	Carrying	June 30, 2024 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$18,287	$18,287			$18,287
Available-for-sale securities	9,648		$9,648		9,648
Held-to-maturity securities	213		203		203
Loans receivable - net	333,025			$318,867	318,867
Federal Home Loan Bank stock	4,230				n/a
Accrued interest receivable	1,169		1,169		1,169

Financial liabilities
Deposits	$256,139	$79,567	$176,272		$255,839
Federal Home Loan Bank advances	68,988		68,122		68,122
Advances by borrowers for taxes and insurance	909		909		909
Accrued interest payable	176		176		176

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2025

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Nine months ended March 31, 2025	Three months ended March 31, 2025
Balance at beginning of period	$(336)	$(276)
Current period change	150	90
Balance at end of period	$(186)	$(186)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended		Three months ended
	March 31,		March 31,
(in thousands)	2025	2024	2025	2024
Unrealized holding gains (losses) on available-for-sale securities	$200	$42	$120	$(83)
Tax effect	(50)	(11)	(30)	21
	$150	$31	$90	$(62)

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the Office of the Comptroller of the Currency (“OCC”); First Federal Savings Bank of Kentucky’s ability to satisfy the Individual Minimum Capital Requirements imposed by the OCC; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; our ability to receive any required regulatory approval or non-objection to pay dividends to shareholders; our ability to pay dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company in order for the Company to pay dividends to shareholders; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; competitive conditions in the financial services industry; changes in the level of inflation; the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 and in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 and for the period ended December 31, 2024 and in this Form 10-Q. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

General market participants believe that the FOMC will now continue interest rate decreases. Our March 31, 2025 EVE is anticipated to increase by approximately 5.9% and 3.2% under sudden and sustained decrease in prevailing market interest rates of 100 basis points and 200 basis points, respectively. The company continues to strive for acceptable EVE in both increasing and decreasing interest rate environments. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of computing EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine-month periods ended March 31, 2025 and 2024, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2025			2024
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$334,305	$13,158	5.25%	$323,370	$10,927	4.51%
Mortgage-backed securities	9,143	229	3.34	11,300	288	3.40
Other interest-earning assets	22,058	862	5.21	14,817	619	5.57
Total interest-earning assets	365,506	14,249	5.20	349,487	11,834	4.51

Less: Allowance for credit losses	(2,138)			(1,925)
Non-interest-earning assets	12,713			12,452
Total assets	$376,081			$360,014

Interest-bearing liabilities:
Demand deposits	$15,208	$30	0.26%	$17,159	$23	0.18%
Savings	49,778	169	0.45	54,154	165	0.41
Certificates of deposit	184,011	5,826	4.22	156,984	4,122	3.50
Total deposits	248,997	6,025	3.23	228,297	4,310	2.52
Borrowings	62,748	2,186	4.65	65,645	2,432	4.94
Total interest-bearing liabilities	311,745	8,211	3.51	293,942	6,742	3.06

Noninterest-bearing demand deposits	13,632			14,738
Noninterest-bearing liabilities	2,883			1,732
Total liabilities	328,260			310,412

Shareholders’ equity	47,821			49,602
Total liabilities and shareholders’ equity	$376,081			$360,014
Net interest spread		$6,038	1.69%		$5,092	1.46%
Net interest margin			2.20%			1.94%
Average interest-earning assets to average interest-bearing liabilities			117.25%			118.90%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended March 31, 2025 and 2024, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2025			2024
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$333,187	$4,456	5.35%	$328,385	$3,841	4.68%
Mortgage-backed securities	8,574	72	3.36	10,787	97	3.60
Other interest-earning assets	25,536	318	4.98	17,936	235	5.24
Total interest-earning assets	367,297	4,846	5.28	357,108	4,173	4.67

Less: Allowance for credit losses	(2,146)			(2,130)
Non-interest-earning assets	12,982			12,611
Total assets	$378,133			$367,589

Interest-bearing liabilities:
Demand deposits	$17,037	12	0.28%	$16,197	$7	0.17%
Savings	50,340	$70	0.56	51,366	53	0.41
Certificates of deposit	193,060	2,013	4.17	161,144	1,526	3.79
Total deposits	260,437	2,095	3.22	228,707	1,586	2.77
Borrowings	56,172	620	4.42	72,821	822	4.52
Total interest-bearing liabilities	316,609	2,715	3.43	301,528	2,408	3.19

Noninterest-bearing demand deposits	11,752			15,659
Noninterest-bearing liabilities	1,623			1,365
Total liabilities	329,984			318,552

Shareholders’ equity	48,149			49,037
Total liabilities and shareholders’ equity	$378,133			$367,589
Net interest spread		$2,131	1.85%		$1,765	1.48%
Net interest margin			2.32%			1.98%
Average interest-earning assets to average interest-bearing liabilities			116.01%			118.43%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2024 to March 31, 2025

Financial Position and Results of Operations

At March 31, 2025 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position and Company in its Current Report on Form 8-K filed on August 15, 2024, in addition to the formal written Agreement, the OCC has also imposed individual minimum capital requirements (“IMCRs”) on First Federal Savings Bank of Kentucky. The IMCRs require First Federal Savings Bank of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. As of March 31, 2025, First Federal Savings Bank of Kentucky’s common equity tier 1 capital ratio was 16.72%, its tier 1 capital ratio was 16.72%, its total capital ratio was 16.72%, and its leverage ratio was 10.13%.

Assets: At March 31, 2025, the Company’s assets totaled $380.7 million, an increase of $5.8 million, or 1.5%, from total assets at June 30, 2024, due primarily to the increase in cash and cash equivalents, as well as an increase in accrued interest receivable of $258,000 or 22.1%.

Cash and cash equivalents: Cash and cash equivalents overall increased $9.5 million or 51.8% to $27.8 million at March 31, 2025. Most of the Company’s cash and cash equivalents are held in fed funds sold that the company began utilizing more in the quarter ended December 31, 2024. Fed funds sold totaled $17.1 million at March 31, 2025, an increase of $16.4 million compared to June 30, 2024. Cash and due from financial institutions increased $666,000 or 34.8% while interest-bearing demand deposits decreased $7.6 million on 48.3% compared to June 30, 2024.

Investment securities: At March 31, 2025, our securities portfolio, which consisted of mortgage-backed securities, decreased $1.4 million or 15.0% and totaled $8.2 million compared to June 30, 2024.

Loans: Loans, net and loans held-for-sale in the aggregate decreased $2.3 million or 0.7% and totaled $330.6 million and $272,000, respectively at March 31, 2025. Loans receivable, net, decreased by $2.5 million or 0.7% to $330.6 million at March 31, 2025. Loans held-for-sale increased by $162,000 at March 31, 2025. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. Because market interest rates have become more favorable, the Company has had more success in selling mortgages into the secondary market, which has led to an increase in loans held-for-sale.

Non-Performing and Classified Loans: At March 31, 2025, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $3.8 million, or 1.1% of total loans compared to $3.9 million or 1.2%, of total loans at June 30, 2024. The Company’s ACL totaled $2.2 million at March 31, 2025 and the ACL totaled $2.1 million at June 30, 2024, respectively. The ACL at March 31, 2025, represented 56.9% of nonperforming loans and 0.6% of total loans, while at June 30, 2024, ACL represented 54.6% of nonperforming loans and 0.6% of total loans.

The Company had $6.0 million in assets classified as substandard for regulatory purposes at March 31, 2025, including real estate owned (“REO”) of $10,000. Classified loans as a percentage of total loans (including loans acquired) was 1.8% and 2.1% at March 31, 2025 and June 30, 2024, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2025	June 30, 2024
Substandard assets	$5,954	$7,171
Doubtful assets	–	–
Loss assets	–	–
REO	10	10
Total classified assets	$5,964	$7,181

At March 31, 2025, the Company’s real estate acquired through foreclosure represented 0.2% of substandard assets compared to 0.1% at June 30, 2024. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 at March 31, 2025 and June 30, 2024, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2024 to March 31, 2025 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

	March 31, 2025		June 30, 2024
	Number of Properties	Net Carrying Value	Number of Properties	Net Carrying Value
One-to-four-family	1	$10	1	$10
Building lot	–	–	–	–
Total REO	1	$10	1	$10

At March 31, 2025 and June 30, 2024, the Company had $681,000 and $797,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but does possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $5.6 million, or 1.7% to $332.6 million at March 31, 2025, as deposits increased $21.2 million or 8.3%. Certificates of deposit increased $22.1 million or 12.5% and totaled $198.6 million at March 31, 2025, of which $44.0 million were brokered deposits. Demand deposit accounts decreased $2.4 million or 7.5% and totaled $29.8 million at quarter end. Savings accounts increased $1.6 million or 3.4% and totaled $49.0 million at the end of the current period. Accrued interest payable increased $468,000 or 265.9%.

Federal Home Loan Bank advances decreased $15.6 million or 22.6% to $53.4 million at March 31, 2025 as the company continues to decrease reliance on Federal Home Loan Bank advances.

Shareholders’ Equity: At March 31, 2025, the Company’s shareholders’ equity totaled $48.2 million, an increase of $155,000 or 0.3% from June 30, 2024. The increase in shareholders’ equity was primarily associated with accumulated other comprehensive loss decreasing $150,000 or 44.6% from a loss of $336,000 at June 30, 2024 to a loss of $186,000 at March 31, 2025.

On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. Our ability to pay future dividends and if so at what level will also be dependent on numerous factors, including: our ability to receive any required regulatory approval or non-objection to pay dividends or for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC; First Federal Savings Bank of Kentucky’s ability to satisfy the IMCR’s imposed by the OCC; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; and our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 and this Form 10-Q for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2025 and 2024

General

Net income totaled $5,000 or $0.00 diluted earnings per share for the nine months ended March 31, 2025, an increase of $648,000 from net loss of $643,000 or ($0.08) diluted earnings per share for the same period in 2024. The increase in net earnings for the nine-months ended March 31, 2025, was primarily attributable to increased net interest income, and higher non-interest income, which were partially offset by lower income tax benefit and higher non-interest expense.

Net Interest Income

Net interest income increased $946,000 or 18.6% to $6.0 million due primarily to interest income increasing more than interest expense increased period to period. Interest income increased $2.4 million or 20.4%, while interest expense increased $1.5 million or 21.8% to $8.2 million for the nine-months recently ended. Over the last two years, the repricing of many of our assets has been slowed by contractual limits on rate changes, whereas the cost of most liabilities did not have this constraint. As market rates have steadied and even fallen slightly, the increase in cost of liabilities has slowed while we have begun to see our increase in interest income be greater than our increase in interest expense.

The average rate earned on interest-earning assets increased 69 basis points to 5.20% and was the primary reason for the increase in interest income, although average interest-earning assets also increased $16.0 million or 4.6% to $365.5 million for the recently-ended nine months. The increase in interest income was due primarily to an increase of $2.2 million or 20.4% in interest income from loans, which totaled $13.2 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $10.9 million or 3.4% to $334.3 million for the nine months ended March 31, 2025, while the average rate increased 74 basis points to 5.25%.

Although the average balance of interest-bearing liabilities increased $17.8 million or 6.1% to $311.7 million for the nine months just ended, the average rate paid increased 45 basis points to 3.51%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.  The recent decrease in interest rates have allowed our liabilities to decline as well.

Net interest spread increased from 1.46% for the prior year nine-month period to 1.69% for the nine-month period ended March 31, 2025.

Provision for Credit Losses

Management determined that a $36,000 provision for credit loss was prudent during the recently-ended nine-month period.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2025 and 2024 (continued)

Non-interest Income

Non-interest income increased $190,000 or 95.5% to $389,000 for the nine-months ended March 31, 2025 compared to the prior year period, primarily because of an increase in net gains from sale of loans of $148,000 or 1057.1%. Recently, the market has become more conducive to the sale of fixed rate mortgages to the secondary market.

Non-interest Expense

Non-interest expense increased $245,000 or 4.0% to $6.4 million for the nine-months ended Mach 31, 2025, primarily due to higher other non-interest expense due mostly to increased professional expenses. The increase in professional fees is primarily attributable to corrective actions taken to address the provisions of the previously disclosed agreement that First Federal Savings Bank of Kentucky entered into with the Office of the Comptroller of the Currency.

Income Tax

Income tax benefit decreased $194,000 or 97.0% to an income tax benefit of $6,000 for the nine-months ended March 31, 2025, compared to the prior year period due to decreased losses. The effective tax rates for the nine-month periods ended March 31, 2025 and 2024 were -600.0% and -23.8%, respectively. Included in net income is earnings of $65,000 on bank-owned life insurance which is non-taxable.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended March 31, 2025 and 2024

General

Net income totaled $7,000 or $0.00 diluted earnings per share for the three months ended March 31, 2025, an increase of $114,000 or 106.5% from net loss of $107,000 or $(0.01) diluted earnings per share for the same period in 2024. The increase in net earnings for the quarter ended March 31, 2025, was primarily attributable to higher net interest income, which was partially offset by higher non-interest income.

Net Interest Income

Net interest income increased $366,000 or 20.7% to $2.1 million due primarily to interest income increasing more than interest expense increased period to period. Interest income increased $673,000 or 16.1%, while interest expense increased $307,000 or 12.7% to $2.7 million for the recently-ended quarter. During the interest rate increases seen in the market starting March 2022, our funding sources repriced more quickly than our assets repriced, due to being liability sensitive and restrictions on maximum asset repricing amounts. As rates have begun to plateau or even decrease, our assets have started to reprice more quickly than our liabilities.

The average rate earned on interest-earning assets increased 60 basis points to 5.28% and was the primary reason for the increase in interest income, although average interest-earning assets also increased $10.2 million or 2.9% to $367.3 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $615,000 or 16.0% in interest income from loans, which totaled $4.5 million for the period.

The increase in interest income from loans period-to-period was due to increases in both the average balance of loans and the average rate earned on those loans. The average balance of loans increased $4.8 million or 1.5% to $333.2 million for the three months ended March 31, 2025, while the average rate increased 67 basis points to 5.35%.

The average balance of interest-bearing liabilities increased $15.1 million or 5.0% to $316.6 million for the quarter just ended, and the average rate paid increased 24 basis points to 3.43%. The cost of liabilities increased rapidly due to higher costs of both wholesale and retail funding.

Net interest spread increased from 1.48% for the prior year quarterly period to 1.85% for the three-month period ended March 31, 2025.

Provision for Credit Losses

Management determined that a provision for credit loss of $21,000 was prudent due to our current expected credit loss analysis performed during the recently-ended quarter.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended March 31, 2025 and 2024 (continued)

Non-interest Income

Non-interest income increased $3,000 or 3.8% to $81,000 for the recently-ended quarter primarily due to increased net gain of sale on loans, increasing $14,000 or 175.0% for the three-months recently ended. Recently, the market has become more conducive to the sale of fixed rate mortgages to the secondary market, although such activity slowed during the winter months.

Non-interest Expense

Non-interest expense increased $160,000 or 7.9% and totaled $2.2 million for the three-months ended March 31, 2025, primarily due to increased outside service fees which increased $81,000 or 112.5% due to increased fees as well as engaging additional third party services.

Income Tax

Income tax expense increased $46,000 or 121.1% from a benefit of $38,000 for the three months ended March 31, 2024, to an expense of $8,000 for the recently-ended period. The effective tax rates for the three-month periods ended March 31, 2025 and 2024, were 53.3% and -26.2%, respectively. Included in net income is earnings of $21,000 on bank-owned life insurance which is non-taxable.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2025 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024 and in the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2024 and for the period ended December 31, 2024 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as set forth below, there have been changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2024.

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

On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. Our ability to pay future dividends and if so at what level will also be dependent on numerous factors, including: our ability to receive any required regulatory approval or non-objection to pay dividends to our shareholders; our ability to receive regulatory approval or non-objection to pay dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company in order for the Company to pay dividends to shareholders; our ability to fully and timely address the deficiencies that resulted in the formal Agreement that First Federal Savings Bank of Kentucky entered into with the OCC on August 13, 2024, or any other deficiencies identified by the OCC or the Federal Reserve Bank of Cleveland; our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; and First Federal Savings Bank of Kentucky’s ability to satisfy the IMCR’s imposed by the OCC, which  require First Federal Savings Bank of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. As of March 31, 2025, the Bank’s common equity tier 1 capital ratio was 16.72%, its tier 1 capital ratio was 16.72%, its total capital ratio was 16.72%, and its leverage ratio was 10.13%. For additional information on the formal Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC and the IMCR’s imposed on First Federal Savings Bank of Kentucky by the OCC, please see “Management’s Discussion and Analysis—Regulatory Developments Regarding First Federal of Kentucky.”

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

Kentucky First Federal Bancorp

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2025.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
January 1-31, 2025	–	$–	–	–
February 1-28, 2025	–	$–	–	–
March 1-31, 2025	–	$–	–	–

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended March 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

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

101.0

The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended March 31, 2025 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the Notes to the Consolidated Financial Statements.

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

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 15, 2025	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Date:	May 15, 2025	By:	/s/ Tyler W. Eades
Tyler W. Eades
Vice President and Chief Financial Officer