Form 10-K
period 2025-06-30
Kentucky First Federal Bancorp
filed 2025-09-30
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2025

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

The aggregate market value of the common stock held by nonaffiliates was $8.8 million as of December 31, 2024.

Number of shares of common stock outstanding as of September 24, 2025: 8,086,715

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2025. (Part II)

2.	Portions of Proxy Statement for the 2025 Annual Meeting of Stockholders. (Part III)

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

At June 30, 2025, Kentucky First had total assets of $371.2 million, deposits of $277.6 million and stockholders’ equity of $48.4 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office located at 655 Main Street, Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2025, First Federal of Hazard had total assets of $85.8 million, net loans of $77.2 million, total mortgage-backed and other securities of $2.8 million, deposits of $59.5 million and total capital of $17.9 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2025, First Federal of Kentucky had total assets of $286.1 million, net loans of $250.0 million, total mortgage-backed and other securities of $7.0 million, deposits of $219.4 million and total capital of $29.3 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in four market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, median household income in Perry County is $46,572 compared to personal income of $64,790 in Kentucky and $83,730 in the United States. Total population in Perry County is approximately 27,276. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, is led by healthcare, followed by retail, education, and public administration. During the last five years, the unemployment rate (not seasonally adjusted) has been higher than most regions, and in July 2025, was 6.9%, compared to 4.7% in Kentucky and 4.3% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 51,913, of which approximately 28,676 live within the city of Frankfort, which serves as the capital of Kentucky. The primary sources of employment are public administration, education, other services, and health care. The median household income in Franklin County is $66,095. The unemployment rate is 4.4%

Boyle County has a population of approximately 31,139. The primary sources of employment are health care, retail, information services, and manufacturing. The unemployment rate is 5.5% while the median household income in Boyle County is $58,397.

Garrard County has a population of approximately 17,916. The primary sources of employment are education, health care, retail, and construction. There is a 5.0% unemployment rate and $61,034 median household income.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. As opportunities arise, we also offer loans secured by churches, commercial real estate, and multi-family real estate. We also offer loans secured by deposit accounts and home equity loans. Substantially all of our loans are made within the Banks’ respective market areas.

Residential Mortgage Loans. Historically, our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2025, residential mortgage loans including construction loans and multi-family totaled $276.2 million, or 83.6%, of our total loan portfolio. We offer a mix of adjustable rate and fixed-rate mortgages with terms up to 30 years. Other than loans with very short terms, fixed-rate mortgages are originated to be sold on the secondary market. After the initial term, the rate adjustments on most of our adjustable-rate loans are indexed to the MIRS Transition Index, formerly known as PMMS+ Index. Loans originated from early 2024 are indexed to the 1-Year Constant Maturity Treasury index, plus a margin. The interest rates on these mortgages are adjusted once a year. For older loans, the limitation on annual adjustments are mostly at 1.00% while loans originated since 2024 have an annual limitation of 2.00% per adjustment period. The annual lifetime cap on older loans is 5.00% above the original rate and 6.00% on newer loans, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to managements’ approval.

At June 30, 2025, the Company’s loan portfolio included $258.9 million in adjustable-rate residential mortgage loans, or 93.8% of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. Due to demand in our local markets, we have also increased lending to borrowers who are building homes to sell. These tend to be established borrowers building one or a few moderately-priced homes. At June 30, 2025 construction loans totaled $9.3 million, or 2.8%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 9 to 15 months. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff or professional appraisers.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2025, multi-family loans totaled $15.5 million, or 4.7%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, and properties used for other purposes. At June 30, 2025, nonresidential real estate loans totaled $31.7 million, or 9.6% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2025, commercial non-mortgage loans totaled $691,000, or 0.2%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2025, our consumer loan balance totaled $16.3 million, or 5.0%, of our total loan portfolio. Of the consumer loan balance at June 30, 2025, $14.6 million were home equity loans, $813,000 were loans secured by savings deposits and $885,000 were automobile or unsecured loans. Our home equity loans are made on the security of residential real estate and have terms of up to 15 years. Most of our home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, although we do offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. Our home equity loans require the monthly payment of 1.0% to 2.0% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. Home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2025, the total outstanding home equity loans amounted to 4.5% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2025, loans on savings accounts totaled 0.3% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2025, totaled 0.3% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2025, $25.3 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

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

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2025, the regulatory limit on loans to one borrower was $2.8 million for First Federal of Hazard and $4.6 million for First Federal of Kentucky. Neither of the Banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. Upon implementation of ASU 2016-13 or the current expected credit loss (CECL) model at July 1, 2023, the Banks began to utilize a separate liability to reflect anticipated credit losses on loan commitments. At June 30, 2025, this amount totaled $59,000.

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

At June 30, 2025, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $3.0 million at June 30, 2025. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

Deposit Accounts. The vast majority of our depositors are residents of the Banks’ respective market areas. Deposits are attracted from within our market areas through the offering of passbook savings and certificate accounts, and, at First Federal of Kentucky, checking accounts and individual retirement accounts (“IRAs”). We began utilizing brokered funds in June 2023 and had $44.0 million in such deposits at June 30, 2025. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, asset liability management and customer preferences and concerns. We review our deposit mix and pricing on an ongoing basis as needed.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2025, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $1.7 million and $5.0 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2025, the latest date for which data is available, First Federal of Hazard had a deposit market share of 7.2% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,), Community Trust Bancorp, Inc. (Community Trust Bank), and 1st Trust Bank, Inc., had Perry County deposit market shares of 37.1%, 29.3% and 22.1%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2025, First Federal of Kentucky had deposit market share of 8.2%, 8.2% and 17.5% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 27.4%, Wesbanco Bank, Inc. (Wesbanco) at 14.2% and Community Trust Bancorp, Inc., Traditional Bank, Inc, at 7.8%, (Community Trust Bank) at 7.7% market share in the three-county area. Boyle Bancorp, Wesbanco, Inc., Traditional Bank, Inc. and Community Trust Bancorp, Inc. had assets at June 30, 2025, of $1.0 billion, $27.5 billion, $2.4 billion, and $6.4 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($2.6 billion in assets) and the Expree Credit Union ($109.6 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2025, we had 54 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

The Agreement requires First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement. First Federal of Kentucky’s Board and management are committed to fully addressing the provisions of the Agreement within the required time frames. As of the date of this filing, First Federal of Kentucky’s Board and management believe that First Federal of Kentucky has made progress toward addressing the deficiencies that resulted in the Agreement and intends to satisfy the Agreement’s requirements as expeditiously as possible. For additional information, see Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and/or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

The EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” (CBLR) for qualifying community banking organizations having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%. The CBLR is an alternative framework that permits qualifying institutions to calculate a leverage ratio to measure capital adequacy. Institutions opting into the CBLR framework are not be required to calculate or report risk-based capital and are deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule if they meet the CBLR ratio. The CBLR ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets as reported on the banking organization’s applicable regulatory filings. The federal agencies published a final rule on October 9, 2020, effective November 9, 2020, that set the CBLR at 9% beginning on January 1, 2022. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% by year-ended 2021. The Banks elected to use the CBLR framework effective for the quarter ended March 31, 2020. As of June 30, 2025, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the minimum required capital amounts for capital adequacy. See Note K-Stockholders’ Equity and Regulatory Capital in notes to financial statements.

In August 2024, First Federal of Kentucky entered into an Agreement with the OCC. The OCC has also imposed individual minimum capital requirements (“IMCRs”) which require First Federal of Kentucky to achieve and maintain capital levels in excess of the minimum capital standards required under OCC’s Prompt Corrective Action framework. Under the IMCRs, First Federal of Kentucky must achieve and maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. At June 30, 2025, First Federal of Kentucky exceeded the requirements of the IMCRs as its common equity tier 1 capital ratio was 16.83%, its tier 1 capital ratio was 16.83%, its total capital ratio was 16.83%, and its leverage ratio was 9.97%. For additional information, see Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and/or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of this Form 10-K.

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

A savings association that fails the qualified thrift lender test is immediately subject to certain operating restrictions, including restrictions on new activities, branching and the payment of dividends. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action. Failure to correct the violation within 12 months will cause the association’s savings and loan holding company to register as and be deemed a bank holding company. At June 30, 2025, First Federal of Hazard and First Federal of Kentucky were in compliance with the qualified thrift lender test in each of the prior 12 months.

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

Assessments. Federal savings associations pay assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings association’s total assets, including consolidated subsidiaries, its financial condition and the complexity of its portfolio. During the current year, our assessments totaled $97,000.

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

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2025, of $866,000 and $3.1 million, respectively.

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

Restrictions Applicable to Mutual Holding Companies. Federal law and Federal Reserve Board regulations, limit the activities of a mutual holding company, such as First Federal MHC, to the following: (1) investing in the stock of insured savings association and acquiring them by means of a merger or acquisition; (2) investing in a corporation the capital stock of which may be lawfully purchased by a savings association under federal law; (3) furnishing or performing management services for a savings association subsidiary of a savings and loan holding company; (4) conducting an insurance agency or escrow business; (5) holding, managing or liquidating assets owned or acquired from a savings association subsidiary of the savings and loan holding company; (6) holding or managing properties used or occupied by a savings association subsidiary of the savings and loan holding company; (7) acting as trustee under deed of trust; (8) any activity permitted for multiple savings and loan holding companies by Federal Reserve Board regulations and; (9) any activity permitted by the Federal Reserve Board for bank holding companies and financial holding companies.

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive the right to receive dividends declared by Kentucky First. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends it had a right to receive; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. Beginning with the dividend paid in September 2012, First Federal MHC has annually sought member approval to obtain Federal Reserve Board approval to waive the MHC’s dividends from the Company. In January 2024, the Company announced that dividends to shareholders would be suspended indefinitely, and that First Federal MHC had suspended efforts to seek member approval to obtain the dividend waiver in the coming year. If at such time as Kentucky First has sufficient income and liquidity to pay future dividends, it is expected that that First Federal MHC will, subject to any required regulatory approvals, once again solicit member approval of the dividend waiver. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Federal and State Taxation

General. We report our income on a fiscal year basis using the cash method of accounting. See Note I-Federal Income Taxes in the Notes to Consolidated Financial Statements for a description of the change in accounting method available through the Tax Cuts and Jobs Act.

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2019 and later. The federal statutory tax rate was 21% for the fiscal years ended June 30, 2025 and 2024.

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

Beginning in March, 2022, the Federal Reserve Board’s Open Market Committee (“FOMC”) started raising interest rates to combat elevated inflation and a strong labor market. Rates continued to increase through August 2023 which caused significant deterioration in our profits and asset values. Net interest income in the year ended June 30, 2024 decreased $1.8 million or 20.3% compared to the fiscal year ended June 30, 2023. In September 2024, the FOMC began to lower the target range for the federal funds rate by 50 basis points and has subsequently lowered rates by another 75 basis points, as of September 17, 2025. This has caused improvement in the company’s net interest income from $6.9 million in the year ended June 30, 2024 to $8.3 million in the year ended June 30, 2025. This was primarily the result of higher returns on assets while the cost of funds continued to increase in the earlier part of the year before beginning to decline.

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

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as separate components of equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity. At June 30, 2025, this decrease in fair value of the securities, otherwise known as Accumulated other comprehensive loss totaled $145,000 or 1.5% of our securities portfolio.

Rising interest rates may adversely affect the ability of borrowers to repay loans.

We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years; however, across our loan portfolio, interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. At June 30, 2025, 93.8% of our residential real estate loan portfolio was adjustable-rate loans. Rising interest rates could have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations as interest rates rise, the borrower’s payments rise, increasing the potential for delinquencies and defaults.

Risks Related to Our Lending Activities

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 to levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2025. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations. While interest rates have declined since September 2024, higher interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

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

Approximately 99.3% of our loan portfolio at June 30, 2025 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for credit losses, it could materially reduce our profitability and adversely affect our financial condition.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At June 30, 2025, $275.3 million, or 83.6%, of our loan portfolio was secured by one-to-four family real estate, all of which is located in the Commonwealth of Kentucky, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing markets or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

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

We plan to continue to sell our longer-term, conforming and non-conforming fixed-rate loans that we originate to generate noninterest income. We also earn revenue from fees we receive for servicing mortgage loans. Changes in interest rates may impact our mortgage banking revenues, which could negatively impact our noninterest income. When rates rise, the demand for mortgage loans usually tends to fall, reducing loan origination volume and the related amount of gains on the sales of loans. Under the same conditions, net revenue from our mortgage servicing activities can increase due to slower prepayments, which reduces our amortization expense for mortgage servicing rights. When rates fall, mortgage originations usually tend to increase and the value of our mortgage servicing rights usually tends to decline, also with some offsetting revenue effect. During the fiscal year ended June 30, 2025, non-interest income increased $249,000 or 99.2% and totaled $500,000, primarily due to increased net gains on sales of loans of $187,000.

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

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. In May 2023, First Republic Bank was also placed into FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank, Signature Bank and First Republic Bank. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At June 30, 2025, we had $29.2 million in available liquidity, including $19.5 million in cash and cash equivalents. Our uninsured deposits are estimated to be approximately $37.1 million or 13.4% of total deposits. At June 30, 2025, we had off-balance sheet liquidity sources totaling $80.3 million, including $71.0 million in additional borrowing capacity at the Federal Home Loan Bank of Cincinnati. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Banks. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

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

On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. Our ability to pay future dividends and if so at what level will also be dependent on numerous factors, including: our ability to receive any required regulatory approval or non-objection to pay dividends to our shareholders; our ability to receive regulatory approval or non-objection to pay dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company in order for the Company to pay dividends to shareholders; our ability to fully and timely address the deficiencies that resulted in the formal Agreement that First Federal Savings Bank of Kentucky entered into with the OCC on August 13, 2024, or any other deficiencies identified by the OCC or the Federal Reserve Bank of Cleveland; our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; and First Federal Savings Bank of Kentucky’s ability to satisfy the IMCR’s imposed by the OCC, which require First Federal Savings Bank of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. As of June 30, 2025, our common equity tier 1 capital ratio was 16.83%, its tier 1 capital ratio was 16.83%, its total capital ratio was 16.83%, and its leverage ratio was 9.97%. For additional information on the formal Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC and the IMCR’s imposed on First Federal Savings Bank of Kentucky by the OCC, please see “Management’s Discussion and Analysis-Regulatory Developments Regarding First Federal of Kentucky.”

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

Risks Related to Our Business and Industry Generally

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

On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, which became effective as of the same date. As a result of the Agreement, pursuant to 12 C.F.R. § 5.51(c)(7)(ii), First Federal of Kentucky is in “troubled condition,” and is not an “eligible savings association” for purposes of 12 C.F.R. § 5.3, unless otherwise informed in writing by the OCC. In addition to the formal written Agreement, the OCC has also imposed individual minimum capital requirements (“IMCRs”) on First Federal of Kentucky. The IMCRs require First Federal of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. At June 30, 2025, First Federal of Kentucky exceeded the requirements of the IMCRs as its common equity tier 1 capital ratio was 16.83%, its tier 1 capital ratio was 16.83%, its total capital ratio was 16.83%, and its leverage ratio was 9.97%.

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

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, and the legislation commonly known as the “One Big Beautiful Bill Act” signed into law on July 4, 2025, include a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation were: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

The changes in the tax laws may have an adverse effect on the market for, and valuation of, residential properties, and on the demand for such loans in the future, and could make it harder for borrowers to make their loan payments. If home ownership becomes less attractive, demand for mortgage loans could decrease. The value of the properties securing loans in our loan portfolio may be adversely impacted as a result of the changing economics of home ownership, which could require an increase in our provision for loan losses, which would reduce our profitability and could materially adversely affect our business, financial condition and results of operations.

We may be subject to more stringent capital requirements which could result in lower returns on equity, require the raising of additional capital, and limit our ability to pay dividends or repurchase shares of our common stock.

Federal regulations establish minimum capital requirements for insured depository institutions, including minimum risk-based capital and leverage ratios, and define “capital” for calculating these ratios. The minimum capital requirements are: (i) a new common equity Tier 1 capital ratio of 4.5%; (ii) a Tier 1 to risk-based assets capital ratio of 6% (increased from 4%); (iii) a total capital ratio of 8% (unchanged from current rules); and (iv) a Tier 1 leverage ratio of 4%. The regulations also establish a “capital conservation” buffer of 2.5%, and will result in the following minimum ratios: (i) a common equity Tier 1 capital ratio of 7%; (ii) a Tier 1 to risk-based assets capital ratio of 8.5%; and (iii) a total capital ratio of 10.5%. The new capital conservation buffer requirement was phased in beginning in January 2016 at 0.625% of risk-weighted assets and increased each year until fully implemented in January 2019. An institution will be subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if its capital level falls below the buffer amount. These limitations will establish a maximum percentage of eligible retained income that can be utilized for such actions. As of June 30, 2025, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the required capital amounts according to the Community Bank Leverage Ratio regulations and we believe they also meet the fully-phased in minimum capital requirements. As previously discussed, in August 2024, First Federal of Kentucky entered into an Agreement with the OCC. The OCC has also imposed IMCRs which require First Federal of Kentucky to achieve and maintain capital levels in excess of the minimum capital standards required under OCC’s Prompt Corrective Action framework. Under the IMCRs, First Federal of Kentucky must achieve and maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. At June 30, 2025, First Federal of Kentucky exceeded the requirements of the IMCRs as its common equity tier 1 capital ratio was 16.83%, its tier 1 capital ratio was 16.83%, its total capital ratio was 16.83%, and its leverage ratio was 9.97%. See Note K-Stockholders’ Equity and Regulatory Capital of Notes to Consolidated Financial Statements.

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

Material Cybersecurity Threat Risks

The Company has not experienced any material losses relating to cybersecurity threats or incidents for the year ended June 30, 2025. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. The Company, and the third parties that the Company engages, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

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

Item 2. Properties.

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2025.

	Year Opened/ Acquired	Owned or Leased	Net Book Value at June 30, 2025	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office: 655 Main Street Hazard, Kentucky 41701	2016	Owned	$630	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	722	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	748	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	404	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	476	8,700

120 Skywatch Drive Danville, Kentucky 40422	2012	Owned	627	2,300

208 Lexington Street Lancaster, Kentucky 40444	2012	Owned	360	4,300

The net book value of our investment in premises and equipment was $4.2 million at June 30, 2025. See Note E of Notes to Consolidated Financial Statements.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2025 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)	Not applicable.

(c)	The Company repurchased no equity securities registered under the Securities Exchange Act of 1934, as amended, during any quarter of the fiscal year ended June 30, 2025.

(d)	The Company repurchased equity securities registered under the Securities Exchange Act of 1934, as amended, during the fourth quarter of the fiscal year ended June 30, 2025.

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
April 2025 Beginning date: April 1 Ending date: April 30	—	—	—	—

May 2025 Beginning date: May 1 Ending date: May 31	—	—	—	—

June 2025 Beginning date: June 1 Ending date: June 30	—	—	—	—

Total	—	—	—	—

(1)	No stock was purchased in the fiscal years ended June 30, 2024 and 2025. There is no stock repurchase plan in place as of June 30, 2025.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2025, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2025, the Company’s internal control over financial reporting is effective.

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

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended June 30, 2025, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

The information contained under the section captioned “Item I – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Insider Trading Polices and Procedures

The Company has adopted insider trading policies and procedures governing the purchase, sale and/or other dispositions of its securities by directors, officers and employees (or the company itself) that are reasonably designed to promote compliance with insider trading laws, rules and regulations and any applicable listing standards. Our insider trading policies are filed under Exhibit 19 to this Annual Report on Form 10-K.

Item 11. Executive Compensation.

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2025.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
3.5[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
4.2[6]	Description of Kentucky First Federal Bancorp’s Common Stock Registered Under Section 12 of the Securities and Exchange Act of 1934
10.1[7]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.5[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[7]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[7]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[7]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.15[6]	Employment Agreement by and between First Federal Savings and Loan of Hazard and Jamie S. Coffey†
10.16[8]	Formal Written Agreement, dated August 13, 2024, between First Federal Savings Bank of Kentucky and the Office of the Comptroller of the Currency
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2025
19	Kentucky First Federal Bancorp Policy Regarding Insider Trading
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
97	Kentucky First Federal Bancorp Incentive-Compensation Recoupment Policy
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Form 8-K filed on September 28, 2020 (File No. 000-51176).
(5)	Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2022 (File No. 000-51176).
(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2020 (File No. 0-51176).
(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(8)	Incorporated herein by reference to the Company’s Form 8-K filed on August 15, 2024 (File No. 000-51176).
(9)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2024 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 30, 2025	By:	/s/ Don D. Jennings
Don D. Jennings
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Don D. Jennings	September 30, 2025
Don D. Jennings
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Tyler W. Eades	September 30, 2025
Tyler W. Eades
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Walter G. Ecton, Jr.	September 30, 2025
Walter G. Ecton, Jr.
Chairman of the Board

/s/ Stephen G. Barker	September 30, 2025
Stephen G. Barker
Director

/s/ R. Clay Hulette	September 30, 2025
R. Clay Hulette
Director

/s/ Lou Ella Farler	September 30, 2025
Lou Ella Farler
Director

/s/ David R. Harrod	September 30, 2025
David R. Harrod
Director

/s/ William H. Johnson	September 30, 2025
William H. Johnson
Director