Form 10-Q
period 2025-09-30
Kentucky First Federal Bancorp
filed 2025-11-14
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 8, 2025, the latest practicable date, the Corporation had 8,086,715 shares of $.01 par value common stock outstanding (including 4,727,938 shares held by First Federal MHC).

i

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2025	June 30, 2025
	Unaudited
ASSETS
Cash and due from financial institutions	$1,855	$2,342
Fed funds sold	2,104	8,577
Interest-bearing demand deposits	10,666	8,561
Cash and cash equivalents	14,625	19,480
Securities available-for-sale- at fair value	11,727	9,757

Securities held-to-maturity, at amortized cost-approximate fair value of $159 and $167 at September 30, 2025 and June 30, 2025, respectively	161	171
Loans held for sale	305	877
Loans, net of allowance for credit losses of $2,166 and $2,170 at September 30, 2025 and June 30, 2025, respectively	326,450	327,248
Office premises and equipment - at depreciated cost	4,168	4,211
Federal Home Loan Bank stock - at cost	3,441	3,980
Accrued interest receivable	1,435	1,438
Bank-owned life insurance	3,023	3,001
Prepaid expenses and other assets	1,157	1,048
Total assets	$366,492	$371,211
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings	$43,918	$48,616
Certificates of deposit	196,061	199,575
Demand deposit accounts	31,436	29,372
Deposits	271,415	277,563
Federal Home Loan Bank advances	43,784	42,760
Advances by borrowers for taxes and insurance	1,190	869
Accrued interest payable	396	949
Accrued Income Taxes	14	63
Deferred income taxes	61	30
Other liabilities	853	608
Total liabilities	317,713	322,842

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings - restricted	17,850	17,506
Treasury shares at cost, 509,349 common shares at September 30, 2025 and June 30, 2025, respectively	(3,969)	(3,969)
Accumulated other comprehensive loss	(79)	(145)
Total shareholders’ equity	48,779	48,369
Total liabilities and shareholders’ equity	$366,492	$371,211

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	September 30,
	2025	2024
Interest income
Loans, including fees	$4,695	$4,265
Mortgage-backed securities	98	81
Interest-bearing deposits and other	259	274
Total interest income	5,052	4,620

Interest expense
Interest-bearing demand deposits	30	9
Savings	49	50
Certificates of deposit	1,990	1,876
Deposits	2,069	1,935
Borrowings	479	815
Total interest expense	2,548	2,750
Net interest income	2,504	1,870
Provision for credit losses	-	15
Net interest income after provision for credit losses	2,504	1,855

Non-interest income
Earnings on bank-owned life insurance	22	22
Net gain on sales of loans	65	60
Other	66	55
Total non-interest income	153	137

Non-interest expense
Employee compensation and benefits	1,204	1,186
Data processing	226	164
Occupancy and equipment	136	137
FDIC insurance premiums	61	63
Voice and data communications	33	34
Advertising	43	42
Outside service fees	160	70
Auditing and accounting	95	80
Regulatory assessments	23	23
Foreclosure and real estate owned expenses (net)	26	21
Franchise and other taxes	31	28
Other	166	165
Total non-interest expense	2,204	2,013

Income (loss) before income taxes	453	(21)

Income tax expense (benefit)	109	(6)

NET INCOME (LOSS)	$344	$(15)

EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.04	$(0.00)
DIVIDENDS PER SHARE	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2025	2024
Net income (loss)	$344	$(15)

Other comprehensive income, net of tax:
Unrealized gains on securities designated as available-for-sale, net of taxes of $22 and $80 during the respective periods	66	241
Comprehensive income	$410	$226

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

September 30, 2025

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2025	$86	$34,891	$17,506	$(3,969)	$(145)	$48,369
Net income	–	–	344	–	–	344
Other comprehensive income, net of tax	–	–	–	–	66	66
Balance at September 30, 2025	$86	$34,891	$17,850	$(3,969)	$(79)	$48,779

September 30, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2024	$86	$34,891	$17,325	$(3,969)	$(336)	$47,997
Net loss	–	–	(15)	–	–	(15)
Other comprehensive income, net of tax	–	–	–	–	241	241
Balance at September 30, 2024	$86	$34,891	$17,310	$(3,969)	$(95)	$48,223

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2025	2024

Cash flows from operating activities:
Net income (loss)	$344	$(15)
Adjustments to reconcile net loss to net cash from operating activities
Depreciation	48	53
Accretion of purchased loan credit discount	-	(9)
Amortization of deferred loan origination fees	(27)	(6)
Amortization of premiums on investment securities	(10)	(5)
Net gain on sale of loans	(65)	(60)
Earnings on bank-owned life insurance	(22)	(21)
Provision for credit losses	-	15
Origination of loans held for sale	(2,002)	(2,813)
Proceeds from loans held for sale	2,639	1,481
Deferred income taxes	8	(27)
Accrued income taxes	(49)	-
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	3	(108)
Prepaid expenses and other assets	(109)	(117)
Accrued interest payable	(553)	66
Other liabilities	245	159
Net cash provided by (used in) operating activities	450	(1,407)

Cash flows from investing activities:
Purchase of investments-AFS	(2,405)	-
Securities maturities, prepayments and calls:
Held to maturity	9	13
Available for sale	535	559
Proceeds from redemption of FHLB stock	617	133
Purchase of FHLB Stock	(78)	(342)
Loans originated for investment, net of principal collected	825	(148)
Additions to premises and equipment, net	(5)	(2)
Net cash provided by (used in) investing activities	(502)	213

Cash flows from financing activities:
Net decrease in deposits	(6,148)	(1,224)
Payments by borrowers for taxes and insurance, net	321	333
Proceeds from Federal Home Loan Bank advances	10,730	11,750
Repayments on Federal Home Loan Bank advances	(9,706)	(10,683)
Net cash provided by (used in) financing activities	(4,803)	176

Net decrease in cash and cash equivalents	(4,855)	(1,018)

Beginning cash and cash equivalents	19,480	18,287

Ending cash and cash equivalents	$14,625	$17,269

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2025	2024
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$150	$-

Interest on deposits and borrowings	$3,101	$2,684

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2025

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2025, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2025, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2025 filed with the Securities and Exchange Commission.

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

September 30, 2025

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

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06 Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (ASU 2023-06). The amendments in this ASU are the result of FASB’s decision to incorporate into the Accounting Standards Codification certain disclosure requirements, referred by the SEC, for incremental information to US GAAP. Topics in the ASU that have applicability to the Company are (1) Statement of Cash Flows which requires an accounting policy disclosure in annual periods of where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows, (2) Debt which requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings, and (3) Derivatives and Hedging which adds cross-reference to disclosure requirements related to where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows.

The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027, the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Accounting Standards Codification and will not become effective for any entity. Management is reviewing the provisions of ASU 2023-06, and does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 1. Basis of Presentation (continued)

Recently Issued Accounting Pronouncements Not Yet Effective (continued)

In November 2024, FASB issued ASU 2024-03 Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40). The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period (1) the Company disclose the amounts of (a) employee compensation, (b) depreciation, and (c) intangible asset amortization included in each relevant expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed; (2) include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same disclosure as the other disaggregation requirements; (3) disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively; (4) disclose the total amount of selling expenses and, in annual reporting periods, the Company’s definition of selling expenses. The amendments in this update are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this update should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of this update or (2) retrospectively to any or all prior periods presented in the financial statements. Management is currently evaluating the update and does not expect adoption of the update to have a material effect on the Company’s financial position or results of operations.

Accounting Pronouncements Adopted in Fiscal Year 2025

In November 2023, FASB issued ASU 2023-07 Segment Reporting (ASU 2023-07). The amendments in ASU 2023-07 apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements primarily through requiring enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in ASC Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity that adopts ASU 2023-07 is required to apply the amendments retrospectively to all prior periods presented in the financial statements. Upon adoption of ASU 2023-07, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 on January 1, 2025 with little impact as currently the Company's financial service operations are aggregated into one reportable operating segment.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and is effective for annual periods beginning after December 15, 2024 with early adoption permitted. ASU 2023-09 will impact income tax disclosures, and the Company does not expect a material impact to the Company’s consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 1. Basis of Presentation (continued)

Accounting Pronouncements Adopted in Fiscal Year 2025 (continued)

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments in this update require annual and interim disclosures on significant segment expenses that are regularly provided to the chief operating decision maker and require annual and interim disclosures on “other segment items”, where the other segment items category is the difference between segment revenue less segment expense compared to the reported measure of segment profit or loss. In addition, the amendments require all annual disclosures that are currently required to be reported on an interim basis and require the disclosure of the title and position of the chief operating decision maker and how that position uses the information to assess segment performance and the allocation of resources. While the Company only has one reportable segment, the update requires public entities with a single segment to provide all segment disclosures under ASC 280. The guidance is effective for fiscal years beginning after December 15, 2023, and interim periods within the fiscal years beginning after December 15, 2024. The Company adopted ASU 2023-07 in the fiscal year ended June 30, 2025, and the adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2025	2024
Net income (loss) allocated to common shareholders, basic and diluted	$344,000	$(15,000)
Earnings (loss) per share, basic and diluted	$0.04	$(0.00)
Weighted average common shares outstanding, basic and diluted	8,086,715	8,086,715

There were no stock option shares outstanding for the three-month periods ended September 30, 2025 and 2024.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2025 and June 30, 2025, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$11,832	$12	$117	$11,727

Held-to-maturity Securities
Agency mortgage-backed: residential	$161	$2	$4	$159

	June 30, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$9,950	$-	$193	$9,757

Held-to-maturity Securities
Agency mortgage-backed: residential	$171	$-	$4	$167

At September 30, 2025 and June 30, 2025 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no pledged securities at both September 30, 2025 and June 30, 2025. In addition, at both September 30, 2025 and June 30, 2025, there were no pledged overnight deposits.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 70.7% and 88.8% at September 30, 2025 and June 30, 2025, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2025.

September 30, 2025

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$1,031	$2	$1,029
12 Months or More
Agency mortgage-backed securities	7,396	115	7,281
Total temporarily impaired AFS securities	$8,427	$117	$8,310

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 3. Investment Securities (continued)

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	98	4	94
Total temporarily impaired HTM securities	$98	$4	$94

June 30, 2025

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$2,000	$20	$1,980
12 Months or More
Agency mortgage-backed securities	6,700	$173	$6,527
Total temporarily impaired AFS securities	$8,700	$193	$8,507

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	108	5	103
Total temporarily impaired HTM securities	$108	$5	$103

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

September 30, 2025

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

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2025	2025
Residential real estate
One- to four-family	$249,018	$251,338
Multi-family	14,569	15,505
Construction	11,625	9,314
Land	2,173	1,508
Farm	2,616	3,023
Nonresidential real estate	31,004	31,698
Commercial and industrial	632	691
Consumer and other:
Loans on deposits	594	813
Home equity	15,476	14,643
Automobile	142	134
Unsecured	767	751
	328,616	329,418
Allowance for credit losses	(2,166)	(2,170)
	$326,450	$327,248

The amounts above include net deferred loan costs of $122,000 and $144,000 as of September 30, 2025 and June 30, 2025, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at September 30, 2025 is adequate.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

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

September 30, 2025

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the three months ended September 30, 2025.

September 30, 2025:

(in thousands)	Balance at June 30, 2025	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Ending balance
Residential real estate
One- to four-family	$1,690	$(23)	$(4)	$-	$1,663
Multi-family	86	9	-	-	95
Construction	70	14	-	-	84
Land	24	-	-	-	24
Farm	16	(2)	-	-	14
Nonresidential real estate	230	-	-	-	230
Commercial and industrial	7	-	-	-	7
Consumer and other
Loans on deposits	-	-	-	-	-
Home equity	36	2	-	-	38
Automobile	1	-	-	-	1
Unsecured	10	-	-	-	10
	$2,170	$-	$(4)	$-	$2,166

The following table presents the activity in the ACL by portfolio segment for the three months ended September 30, 2024.

September 30, 2024:

(in thousands)	Balance at June 30, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Ending balance
Residential real estate
One- to four-family	$1,661	$(34)	$(2)	$-	$1,627
Multi-family	100	(3)	-	-	97
Construction	122	(1)	-	-	119
Land	28	(1)	-	-	27
Farm	4	-	-	-	4
Nonresidential real estate	192	7	-	-	199
Commercial and industrial	3	-	-	-	3
Consumer and other
Loans on deposits	-	-	-	-	-
Home equity	14	48	-	1	63
Automobile	-	-	-	-	-
Unsecured	3	(1)	-	-	2
	$2,127	$15	$(2)	$1	$2,141

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of September 30, 2025. The recorded investment in loans excludes accrued interest receivable due to immateriality.

September 30, 2025:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,833	$–
Nonresidential real estate	201	–
	2,034	–

Real estate stands as collateral for loans individually evaluated for impairment.

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of June 30, 2025. The recorded investment in loans excludes accrued interest receivable due to immateriality.

June 30, 2025:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,856	$–
Nonresidential real estate	927	–
	$2,783	–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2025 and June 30, 2025:

	September 30, 2025		June 30, 2025
(in thousands)	Nonaccrual	Loans Past Due Over 89 Days Still Accruing	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Residential real estate
One- to four-family	$2,456	$154	$1,924	$592
Construction	290	-	291	-
Nonresidential real estate	201	-	927	-
Consumer and other
Unsecured	128	-	131	-
	$3,075	$154	$3,273	$592

Nonaccrual loans had no related allowance for credit losses based on individual evaluation at September 30, 2025 or June 30, 2025.

One- to four-family loans in process of foreclosure totaled $210,000 and $213,000 at September 30, 2025 and June 30, 2025, respectively.

There were no loans modified during the three months ended September 30, 2025 to borrowers experiencing financial difficulties.

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2025, by class of loans:

September 30, 2025:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate
One- to four-family	$5,216	$1,009	$1,135	$7,360	$241,658	$249,018
Multi-family	244	-	-	244	14,325	14,569
Construction	127	-	290	417	11,208	11,625
Land	-	-	-	-	2,173	2,173
Farm	-	-	-	-	2,616	2,616
Nonresidential real estate	703	549	-	1,252	29,752	31,004
Commercial and industrial	-	-	-	-	632	632
Consumer and other
Loans on deposits	-	-	-	-	594	594
Home equity	-	-	-	-	15,476	15,476
Automobile	-	-	-	-	142	142
Unsecured	46		-	46	721	767
	$6,336	$1,558	$1,425	$9,319	$319,297	$328,616

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table present the aging of the principal balance outstanding in past due loans as of June 30, 2025, by class of loans:

June 30, 2025:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate
One- to four-family	$3,731	$687	$1,000	$5,418	$245,920	$251,338
Multi-family	-	246	-	246	15,259	15,505
Construction	127	-	291	418	8,896	9,314
Land	-	-	-	-	1,508	1,508
Farm	-	-	-	-	3,023	3,023
Nonresidential real estate	1,704	25	-	1,729	29,969	31,698
Commercial and industrial	-	-	-	-	691	691
Consumer and other
Loans on deposits	-	-	-	-	813	813
Home equity	-	-	-	-	14,643	14,643
Automobile	-	-	-	-	134	134
Unsecured	23		-	23	728	751
	$5,585	$958	$1,291	$7,834	$321,584	$329,418

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2025, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of September 30, 2025	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$7,401	$29,070	$31,547	$45,238	$39,555	$91,565	$-	$244,376
Special mention	-	-	-	-	-	88	-	88
Substandard	2	475	102	-	-	3,975	-	4,554
Doubtful	-	-	-	-	-	-	-	-
Total	$7,403	$29,545	$31,649	$45,238	$39,555	$95,628	$-	$249,018

Current period gross charge offs	$-	$4	$-	$-	$-	$-	$-	$4

Multi-family
Risk Rating:
Pass	$-	$785	$-	$5,779	$5,188	$2,817	$-	$14,569
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$785	$-	$5,779	$5,188	$2,817	$-	$14,569

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$1,445	$8,089	$1,682	$10	$-	$109	$-	$11,335
Special mention	-	-	-	-	-	-	-	-
Substandard	-	290	-	-	-	-	-	290
Doubtful	-	-	-	-	-	-	-	-
Total	$1,445	$8,379	$1,682	$10	$-	$109	$-	$11,625

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$710	$470	$397	$285	$205	$78	$-	$2,145
Special mention	-	-	-	-	-	-	-	-
Substandard	-	28	-	-	-	-	-	28
Doubtful	-	-	-	-	-	-	-	-
Total	$710	$498	$397	$285	$205	$78	$-	$2,173

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$519	$1,593	$-	$-	$210	$294	$-	$2,616
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$519	$1,593	$-	$-	$210	$294	$-	$2,616

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 4. Loans receivable (continued)

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of September 30, 2025	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Nonresidential real estate
Risk Rating:
Pass	$810	$2,680	$7,069	$1,156	$2,397	$16,118	$-	$30,230
Special mention	-	25	-	-	-	548	-	573
Substandard	-	-	-	201	-	-	-	201
Doubtful	-	-	-	-	-	-	-	-
Total	$810	$2,705	$7,069	$1,357	$2,397	$16,666	$-	$31,004

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$46	$381	$56	$10	$-	$139	$-	$632
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$46	$381	$56	$10	$-	$139	$-	$632

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$11	$122	$59	$78	$-	$324	$-	$594
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$11	$122	$59	$78	$-	$324	$-	$594

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$15,476	$15,476
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$15,476	$15,476

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$20	$65	$36	$1	$15	$5	$-	$142
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$20	$65	$36	$1	$15	$5	$-	$142

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$57	$338	$74	$9	$11	$150	$-	$639
Special mention	-	-	-	-	-	-	-	-
Substandard	-	128	-	-	-	-	-	128
Doubtful	-	-	-	-	-	-	-	-
Total	$57	$466	$74	$9	$11	$150	$-	$767

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 4. Loans receivable (continued)

As of June 30, 2025, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$30,263	$30,777	$46,914	$40,661	$38,891	$59,027	$-	$246,533
Special mention	-	-	-	-	-	96	-	96
Substandard	345	194	-	—	350	3,820	-	4,709
Doubtful	-	-	-	-	-	-	-	-
Total	$30,608	$30,971	$46,914	$40,661	$39,241	$62,943	$-	$251,338

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family
Risk Rating:
Pass	$1,185	$395	$5,840	$5,226	$1,202	$1,657	$-	$15,505
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$1,185	$395	$5,840	$5,226	$1,202	$1,657	$-	$15,505

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$5,241	$3,392	$282	$-	$108	$-	$-	$9,023
Special mention	-	-	-	-	-	-	-	-
Substandard	-	291	-	-	-	-	-	291
Doubtful	-	-	-	-	-	-	-	-
Total	$5,241	$3,683	$282	$-	$108	$-	$-	$9,314

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$355	$581	$288	$207	$49	$-	$-	$1,480
Special mention	-	-	-	-	-	-	-	-
Substandard	28	-	-	-	-	-	-	28
Doubtful	-	-	-	-	-	-	-	-
Total	$383	$581	$288	$207	$49	$-	$-	$1,508

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$2,510	$-	$-	$212	$-	$301	$-	$3,023
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,510	$-	$-	$212	$-	$301	$-	$3,023

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 4. Loans receivable (continued)

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Nonresidential real estate
Risk Rating:
Pass	$2,662	$7,245	$1,169	$2,360	$2,822	$13,937	$-	$30,195
Special mention	25	-	-	-	-	551	-	576
Substandard	-	-	722	-	-	205	-	927
Doubtful	-	-	-	-	-	-	-	-
Total	$2,687	$7,245	$1,891	$2,360	$2,822	$14,693	$-	$31,698

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$545	$130	$16	$-	$-	$-	$-	$691
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$545	$130	$16	$-	$-	$-	$-	$691

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$138	$57	$81	$-	$6	$531	$-	$813
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$138	$57	$81	$-	$6	$531	$-	$813

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$14,643	$14,643
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$14,643	$14,643

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$69	$40	$2	$18	$1	$4	$-	$134
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$69	$40	$2	$18	$1	$4	$-	$134

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$340	$52	$17	$21	$161	$29	$-	$620
Special mention	-	-	-	-	-	-	-	-
Substandard	131	-	-	-	-	-	-	131
Doubtful	-	-	-	-	-	-	-	-
Total	$471	$52	$17	$21	$161	$29	$-	$751

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 4. Loans receivable (continued)

At September 30, 2025, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$244,376	$88	$4,554	$-
Multi-family	14,569	-	-	-
Construction	11,335	-	290	-
Land	2,145	-	28	-
Farm	2,616	-	-	-
Nonresidential real estate	30,230	573	201	-
Commercial and industrial	632	-	-	-
Consumer and other
Loans on deposits	594	-	-	-
Home equity	15,476	-	-	-
Automobile	142	-	-	-
Unsecured	639	-	128	-
	$322,754	$661	$5,201	$-

At June 30, 2025, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$246,533	$96	$4,709	$-
Multi-family	15,505	-	-	-
Construction	9,023	-	291	-
Land	1,480	-	28	-
Farm	3,023	-	-	-
Nonresidential real estate	30,195	576	927	-
Commercial and industrial	691	-	-	-
Consumer and other
Loans on deposits	813	-	-	-
Home equity	14,643	-	-	-
Automobile	134	-	-	-
Unsecured	620	-	131	-
	$322,660	$672	$6,086	$-

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $25,000 and $25,000 at September 30, 2025 and June 30, 2025, respectively, is as follows:

(in thousands)	September 30, 2025	June 30, 2025
One- to four-family residential real estate	$133	$134

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Three months ended September 30, 2025	Twelve months ended June 30, 2025
Balance at beginning of period	$227	$260
Accretion of income	(7)	(33)
Balance at end of period	$220	$227

For those purchased loans disclosed above, the Company made no increase in allowance for credit losses for the year ended June 30, 2025, nor for the three-month period ended September 30, 2025. Neither were any allowance for credit losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Agency mortgage-backed: residential	$11,727	$–	$11,727	$–

June 30, 2025
Agency mortgage-backed: residential	$9,757	$–	$9,757	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at September 30, 2025, and June 30, 2025.

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

September 30, 2025

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2025 and June 30, 2025 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2025 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$14,625	$14,625			$14,625
Available-for-sale securities	11,727		$11,727		11,727
Held-to-maturity securities	161		159		159
Loans receivable – net	326,450			$318,654	318,654
Federal Home Loan Bank stock	3,441				n/a
Accrued interest receivable	1,435		1,435		1,435

Financial liabilities
Deposits	$271,415	$75,354	$196,089		271,443
Federal Home Loan Bank advances	43,784		43,863		43,863
Advances by borrowers for taxes and insurance	1,190		1,190		1,190
Accrued interest payable	396		396		396

		Fair Value Measurements at
	Carrying	June 30, 2025 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,480	$19,480			$19,480
Available-for-sale securities	9,757		$9,757		9,757
Held-to-maturity securities	171		171		171
Loans receivable - net	327,248			$319,432	319,432
Federal Home Loan Bank stock	3,980				n/a
Accrued interest receivable	1,438		1,438		1,438

Financial liabilities
Deposits	$277,563	$77,988	$199,603		$277,591
Federal Home Loan Bank advances	42,760		42,837		42,837
Advances by borrowers for taxes and insurance	869		869		869
Accrued interest payable	949		949		949

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2025

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Three months ended September 30, 2025
Beginning balance	$(145)
Current year change	66
Ending balance	$(79)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2025	2024
Unrealized holding gains (losses) on available-for-sale securities	$88	$321
Tax effect	22	80
Net-of-tax amount	$66	$241

Note 7: Formal Written Agreement

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

The Agreement requires First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement. First Federal of Kentucky’s Board and management are committed to fully addressing the provisions of the Agreement within the required time frames. As of the date of this filing, First Federal of Kentucky’s Board and management believe that First Federal of Kentucky has made progress toward addressing the deficiencies that resulted in the Agreement and intends to satisfy the Agreement’s requirements as expeditiously as possible. For additional information, see Exhibit 10.1 to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024 and Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on October 1, 2025.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the Office of the Comptroller of the Currency (“OCC”); First Federal Savings Bank of Kentucky’s ability to satisfy the Individual Minimum Capital Requirements imposed by the OCC; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; our ability to receive the regulatory approvals necessary for the Company’s and First Federal Savings Bank of Kentucky’s management transition and the success of our restructured management team following the receipt of such regulatory approvals; our ability to receive any required regulatory approval or non-objection to pay dividends to shareholders; our ability to pay dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company in order for the Company to pay dividends to shareholders; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; competitive conditions in the financial services industry; changes in the level of inflation; the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts including the prolonged U.S. government shutdown; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 and in this Form 10-Q. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Kentucky First Federal Bancorp

Management Transition

On October 2, 2025, the Boards of Kentucky First Federal Bancorp and First Federal Savings Bank of Kentucky, an indirect wholly-owned bank subsidiary of the Company (“First Federal of Kentucky”), appointed R. Clay Hulette as Chief Executive Officer of the Company and as President and Chief Executive Officer of First Federal of Kentucky, respectively. Such appointments remain subject to regulatory approval. Pending regulatory approval, Mr. Hulette will serve as interim President and Chief Executive Officer of First Federal of Kentucky. In connection with this transition, Don D. Jennings has been appointed Director of Operations of First Federal of Kentucky and will continue to serve as President of the Company and Chairman of the Board of Directors of First Federal of Kentucky.

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

The Agreement requires First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement. First Federal of Kentucky’s Board and management are committed to fully addressing the provisions of the Agreement within the required time frames. As of the date of this filing, First Federal of Kentucky’s Board and management believe that First Federal of Kentucky has made progress toward addressing the deficiencies that resulted in the Agreement and intends to satisfy the Agreement’s requirements as expeditiously as possible. For additional information, see Exhibit 10.1 to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024 and Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2025.

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

General market participants believe that the FOMC will now continue interest rate decreases. Our June 30, 2025 EVE is anticipated to increase by approximately 4.1% and 0.9% under sudden and sustained decrease in prevailing market interest rates of 100 basis points and 200 basis points, respectively. The Company continues to strive for acceptable EVE in both increasing and decreasing interest rate environments. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of computing EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended September 30, 2025 and 2024, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2025			2024
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$328,833	$4,695	5.71%	$335,985	$4,265	5.08%
Mortgage-backed securities	10,887	98	3.60	9,714	81	3.34
Other interest-earning assets	22,001	259	4.71	20,062	274	5.46
Total interest-earning assets	361,721	5,052	5.59	365,761	4,620	5.05

Less: Allowance for credit losses	(2,173)			(2,130)
Non-interest-earning assets	10,126			12,347
Total assets	$369,674			$375,978

Interest-bearing liabilities:
Demand deposits	$18,391	$30	0.65%	$15,731	$9	0.23%
Savings	47,074	49	0.42	48,292	50	0.41
Certificates of deposit	197,092	1,990	4.04	176,547	1,876	4.25
Total deposits	262,557	2,069	3.15	240,570	1,935	3.22
Borrowings	43,928	479	4.36	68,897	815	4.73
Total interest-bearing liabilities	306,485	2,548	3.33	309,467	2,750	3.55

Noninterest-bearing demand deposits	12,377			16,198
Noninterest-bearing liabilities	2,309			2,284
Total liabilities	321,171			327,949

Shareholders’ equity	48,503			48,029
Total liabilities and shareholders’ equity	$369,674			$375,978
Net interest spread		$2,504	2.26%		$1,870	1.50%
Net interest margin			2.77%			2.05%
Average interest-earning assets to average interest-bearing liabilities			118.02%			118.19%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2025 to September 30, 2025

Financial Position and Results of Operations

At September 30, 2025 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. As disclosed in “Regulatory Developments Regarding First Federal of Kentucky”, the OCC has imposed individual minimum capital requirements (“IMCRs”) on First Federal Savings Bank of Kentucky. The IMCRs require First Federal Savings Bank of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. As of September 30, 2025, First Federal Savings Bank of Kentucky’s common equity tier 1 capital ratio was 16.07%, its tier 1 capital ratio was 16.07%, its total capital ratio was 16.07%, and its leverage ratio was 10.29%.

Assets: At September 30, 2025, the Company’s assets totaled $366.5 million, a decrease of $4.7 million, or 1.3%, from total assets at June 30, 2025, due primarily to the decrease in fed funds sold, as well as a decrease in loans, net of allowance.

Cash and cash equivalents: Cash and cash equivalents overall decreased $4.9 million or 24.9% to $14.6 million at September 30, 2025. The decrease is primarily due to fed funds sold decreasing $6.5 million or 75.5% and totaling $2.1 million at September 30, 2025. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits, which increased $2.1 million or 24.6% and totaled $10.7 million.

Investment securities: At September 30, 2025, our securities portfolio, which consisted of mortgage-backed securities, increased $2.0 million or 20.2% and totaled $11.9 million, compared to June 30, 2025. The increase is due to the purchase of mortgage-backed securities totaling $2.5 million during the quarter ended September 30, 2025.

Loans: Loans, net and loans held-for-sale in the aggregate decreased $1.4 million or 0.4% and totaled $326.8 million at September 30, 2025. Loans receivable, net, decreased by $798,000 or 0.2% to $326.5 million at September 30, 2025. Loans held-for-sale decreased to $305,000 at September 30, 2025. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. Because market interest rates have become more favorable, the Company has had more success in selling mortgages into the secondary market, which has led to a consistently having a balance in loans held-for-sale.

Non-Performing and Classified Loans: At September 30, 2025, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $3.2 million, or 1.0% of total loans compared to $3.9 million or 1.2%, of total loans at June 30, 2025. The Company’s ACL totaled $2.2 million at September 30, 2025 and the ACL totaled $2.2 million at June 30, 2025, respectively. The ACL at September 30, 2025, represented 67.1% of nonperforming loans and 0.7% of total loans, while at June 30, 2025, ACL represented 54.1% of nonperforming loans and 0.7% of total loans.

The Company had $5.2 million in assets classified as substandard for regulatory purposes at September 30, 2025, and there was no real estate owned (REO). Classified loans as a percentage of total loans (including loans acquired) was 1.6% and 1.9% at September 30, 2025 and June 30, 2025, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2025	June 30, 2025
Substandard assets	$5,201	$6,086
Doubtful assets	–	–
Loss assets	–	–
Total classified assets	$5,201	$6,086

The Company’s real estate acquired through foreclosure represented 0.0% of substandard assets at both September 30, 2025 and June 30, 2025 as there was no real estate owned in either period. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at September 30, 2025 and June 30, 2025, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2025 to September 30, 2025 (continued)

The following table presents the aggregate carrying value of REO at the dates indicated:

At September 30, 2025 and June 30, 2025, the Company had $661,000 and $672,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but does possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities decreased $5.1 million, or 1.6% to $317.7 million at September 30, 2025, as deposits decreased $6.1 million or 2.2%. Certificates of deposit decreased $3.5 million or 1.8% and totaled $196.1 million at September 30, 2025, of which $34.4 million were brokered deposits, compared to $44.0 million at June 30, 2025. Savings deposit accounts decreased $4.7 million or 9.7% and totaled $43.9 million at quarter end. Demand deposit accounts increased $2.1 million or 7.0% and totaled $31.4 million at the end of the current period. Federal Home Loan Bank Advances increased $1.0 million or 2.4% and totaled $43.8 million at September 30, 2025. Funding costs have begun to decrease due to a decrease in general market interest rates and balance sheet management. Continued decreases in funding costs will be contingent on market forces including future Federal Reserve rate decisions.

Shareholders’ Equity: At September 30, 2025, the Company’s shareholders’ equity totaled $48.8 million, an increase of $410,000 or 0.8% from the June 30, 2025. The increase in shareholders’ equity was primarily associated with net income of $344,000 in the quarter as well as decreased other comprehensive loss of $66,000.

On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. Our ability to pay future dividends and if so at what level will also be dependent on numerous factors, including: our ability to receive any required regulatory approval or non-objection for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders; our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the OCC; First Federal Savings Bank of Kentucky’s ability to satisfy the IMCR’s imposed by the OCC; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; and our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2025 and 2024

General

Net income totaled $344,000 or $0.4 diluted earnings per share for the three months ended September 30, 2025, an increase of $359,000 from net loss of $15,000 or ($0.00) diluted earnings per share for the same period in 2024. The increase in net earnings for the quarter ended September 30, 2025, was primarily attributable to increased net interest income partially offset by increased total non-interest expense.

Net Interest Income

Net interest income increased $634,000 or 33.9% to $2.5 million due primarily to both increased interest income and decreased interest expense. Interest income increased $432,000 or 9.4%, while interest expense decreased $202,000 or 7.3% to $2.5 million for the recently-ended quarter. Repricing of many of our loans had been slowed by contractual limits on rate changes, whereas the cost of most liabilities did not have this constraint. Repricing of many of our loans during the recent period of increasing rates had been slowed by contractual limits on those rate changes, whereas the cost of most liabilities did not have this constraint. As market rates have steadied and even fallen slightly, the cost of liabilities has decreased, while the average rate earned on assets continues to increase as adjustable rate loans that were constrained due to those limits continue to reprice and because, as loans pay off, new market-rate loans tend to have a higher rate.  The company has also adjusted the annual and lifetime caps on certain new loans that will better align with the company's interest rate risk profile. The Company also made effective funding concentration changes to control total cost of funds.

The average rate earned on interest-earning assets increased 54 basis points to 5.59% and was the primary reason for the increase in interest income, outweighing the decrease in average interest earning assets of $4.0 million or 1.1% to $361.7 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $430,000 or 10.1% in interest income from loans, which totaled $4.7 million for the period.

The increase in interest income from loans period-to-period was due to average rate earned on loans increasing 63 basis points to 5.71%. The average balance of loans decreased $7.2 million or 2.1% to $328.8 million for the three months ended September 30, 2025.

While average total interest-bearing liabilities decreased $3.0 million or 1.0%, the primary reason for decreased interest expense was the decrease in the average rate paid on interest bearing liabilities, decreasing 22 basis points to 3.33% for the three-month period ended September 30, 2025. Although interest expense on certificates of deposit increased $114,000 or 6.1% due to the average balance increasing $20.5 million, this was offset by interest expense on FHLB borrowings decreasing $336,000 as the average balance decreased $25.0 million and the average rate paid decreased 37 basis points to 4.36%. The average cost of interest-bearing demand deposit accounts increased 42 basis points due to increased rates paid on certain demand deposit accounts. The pricing associated with these accounts is becoming more competitive in general. Some institutions are willing to pay higher rates for demand accounts, and the higher cost is associated with the banks efforts to strengthen customer relationships by paying tiered interest rates to customers with significant loan balances and some local government entities.

Net interest spread increased from 1.50% for the prior year quarterly period to 2.26% for the three-month period ended September 30, 2025.

Provision for Credit Losses

Management determined foregoing a provision for credit loss was prudent in light of the increase in the loan portfolio during the recently-ended quarter.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2025 and 2024 (continued)

Non-interest Income

Non-interest income increased $16,000 or 11.7% to $153,000 for the three months ended September 30, 2025, compared to the prior year period, primarily because of an increase in net gains on sales of loans as the demand for fixed rate loans has increased in the quarter recently ended.

Non-interest Expense

Non-interest expense increased $191,000 or 9.5% and totaled $2.2 million for the three months ended September 30, 2025, primarily due to increased data processing charges and increased outside service fees.

Data processing costs increased $62,000 or 37.8% and totaled $226,000 due to higher rates and additional fees associated with expanded technology services offered to customers.

Outside service fees increased $90,000 or 128.6% and totaled $160,000 due to higher rates as well as additional third party services utilized in the quarter.

Income Tax Expense

Income tax expense increased $115,000 from a benefit of $6,000 for the three months ended September 30, 2024, to an expense of $109,000 for the recently-ended period due to higher earnings. The effective tax rates for the three-month periods ended September 30, 2025 and 2024 were 24.1% and 28.6%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended September 30, 2025 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as set forth below, there have been changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2025.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
July 1–31, 2025	–	$–	–	–
August 1–31, 2025	–	$–	–	–
September 1–30, 2025	–	$–	–	–

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended September 30, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

10.1[6]	Formal Written Agreement, dated August 13, 2024, between First Federal Savings Bank of Kentucky and the Office of the Comptroller of the Currency

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended September 30, 2025 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

(6)	Incorporated herein by reference to the Company’s Form 8-K filed on August 15, 2024 (File No. 000-51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	November 14, 2025	By:	/s/ R. Clay Hulette
R. Clay Hulette
Chief Executive Officer

Date:	November 14, 2025	By:	/s/ Tyler W. Eades
Tyler W. Eades
Vice President and Chief Financial Officer