Form 10-Q
period 2025-12-31
Kentucky First Federal Bancorp
filed 2026-02-13
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At February 13, 2026, the latest practicable date, the Corporation had 8,086,715 shares of $.01 par value common stock outstanding (including 4,727,938 shares held by First Federal MHC).

i

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31, 2025	June 30, 2025
	Unaudited
ASSETS
Cash and due from financial institutions	$2,326	$2,342
Fed funds sold	3,266	8,577
Interest-bearing demand deposits	14,080	8,561
Cash and cash equivalents	19,672	19,480
Securities available-for-sale, at fair value	11,185	9,757

Securities held-to-maturity, at amortized cost-approximate fair value of $151 and $167 at December 31, 2025 and June 30, 2025, respectively	152	171
Loans held for sale	623	877
Loans, net of allowance for credit losses of $2,176 and $2,170 at December 31, 2025 and June 30, 2025, respectively	329,829	327,248
Office premises and equipment - at depreciated cost	4,184	4,211
Federal Home Loan Bank stock - at cost	3,805	3,980
Accrued interest receivable	1,469	1,438
Bank-owned life insurance	3,045	3,001
Prepaid income taxes	99	-
Prepaid expenses and other assets	1,215	1,048
Total assets	$375,278	$371,211
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings	$43,496	$48,616
Certificates of deposit	199,452	199,575
Demand deposit accounts	30,246	29,372
Deposits	273,194	277,563
Federal Home Loan Bank advances	51,448	42,760
Advances by borrowers for taxes and insurance	255	869
Accrued interest payable	510	949
Accrued income tax	-	63
Deferred income taxes	122	30
Other liabilities	648	608
Total liabilities	326,177	322,842

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings - restricted	18,154	17,506
Treasury shares at cost, 509,349 common shares at December 31, 2025 and June 30, 2025, respectively	(3,969)	(3,969)
Accumulated other comprehensive loss	(61)	(145)
Total shareholders’ equity	49,101	48,369
Total liabilities and shareholders’ equity	$375,278	$371,211

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Six months ended December 31,		Three months ended December 31,
	2025	2024	2025	2024
Interest income
Loans, including fees	$9,579	$8,702	$4,884	$4,437
Mortgage-backed securities	205	157	107	76
Interest-bearing deposits and other	444	544	185	271
Total interest income	10,228	9,403	5,176	4,784

Interest expense
Interest-bearing demand deposits	55	18	25	9
Savings	98	100	49	50
Certificates of deposit	3,933	3,812	1,943	1,936
Deposits	4,086	3,930	2,017	1,995
Borrowings	982	1,566	503	751
Total interest expense	5,068	5,496	2,520	2,746
Net interest income	5,160	3,907	2,656	2,038
Provision for credit losses	10	15	10	-
Net interest income after provision for credit losses	5,150	3,892	2,646	2,038

Non-interest income
Earnings on bank-owned life insurance	44	43	22	22
Net gain on sales of loans	166	141	101	81
Net gain on sales of real estate owned	-	5	-	5
Other	121	119	55	63
Total non-interest income	331	308	178	171

Non-interest expense
Employee compensation and benefits	2,515	2,396	1,311	1,211
Data processing	451	271	225	107
Occupancy and equipment	270	273	134	136
FDIC insurance premiums	140	138	79	75
Voice and data communications	66	66	33	32
Advertising	99	91	56	49
Outside service fees	394	225	234	155
Auditing and accounting	191	167	96	86
Regulatory assessments	46	46	23	23
Foreclosure and real estate owned expenses, net	45	41	19	19
Franchise and other taxes	71	70	40	42
Legal Fees	148	229	124	181
Other	191	202	49	87
Total non-interest expense	4,627	4,215	2,423	2,203

Income (loss) before income taxes	854	(15)	401	6

Income tax expense (benefit)	206	(13)	97	(7)

NET INCOME (LOSS)	$648	$(2)	$304	$13
EARNINGS (LOSS) PER SHARE
Basic and diluted	$0.08	$(0.00)	$0.04	$0.00
DIVIDENDS PER SHARE	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(Unaudited)

(In thousands)

	Six months ended December 31,		Three months ended December 31,
	2025	2024	2025	2024
Net income (loss)	$648	$(2)	$304	$13

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes of $28, $20, $6 and $(60) during the respective periods	84	60	18	(181)
Comprehensive income (loss)	$732	$58	$322	$(168)

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the six months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

December 31, 2025

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2025	$86	$34,891	$17,506	$(3,969)	$(145)	$48,369
Net income	–	–	648	–	–	648
Other comprehensive income, net of tax	–	–	–	–	84	84
Balance at December 31, 2025	$86	$34,891	$18,154	$(3,969)	$(61)	$49,101

December 31, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2024	$86	$34,891	$17,325	$(3,969)	$(336)	$47,997
Net loss	–	–	(2)	–	–	(2)
Other comprehensive income, net of tax	–	–	–	–	60	60
Balance at December 31, 2024	$86	$34,891	$17,323	$(3,969)	$(276)	$48,055

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

December 31, 2025

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at September 30, 2025	$86	$34,891	$17,850	$(3,969)	$(79)	$48,779
Net income	–	–	304	–	–	304
Other comprehensive income, net of tax	–	–	–	–	18	18
Balance at December 31, 2025	$86	$34,891	$18,154	$(3,969)	$(61)	$49,101

December 31, 2024

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at September 30, 2024	$86	$34,891	$17,310	$(3,969)	$(95)	$48,223
Net income	–	–	13	–	–	13
Other comprehensive loss, net of tax	–	–	–	–	(181)	(181)
Balance at December 31, 2024	$86	$34,891	$17,323	$(3,969)	$(276)	$48,055

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six months ended December 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$648	$(2)
Adjustments to reconcile net income (loss) to net cash from operating activities
Depreciation	96	103
Amortization of deferred loan origination fees, net	(99)	(13)
Amortization of premiums on investment securities	(23)	(10)
Net gain on sale of loans	(166)	(141)
Earnings on bank-owned life insurance	(44)	(43)
Provision for credit losses	10	15
Origination of loans held for sale	(5,836)	(3,656)
Proceeds from loans held for sale	6,256	3,791
Deferred Income Taxes	63	30
Accrued Income Tax	(162)	-
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(31)	(95)
Prepaid expenses and other assets	(166)	(52)
Accrued interest payable	(439)	302
Other liabilities	40	(189)
Net cash provided by operating activities	147	40

Cash flows from investing activities:
Purchase of securities available for sale	(2,405)	-
Securities maturities, prepayments and calls:
Held-to-maturity	17	22
Available-for-sale	1,114	1,111
Proceeds from redemption of FHLB stock	617	133
Purchase of FHLB stock	(442)	(342)
Loans originated for investment, net of principal collected	(2,492)	2,791
Additions to premises and equipment, net	(69)	(83)
Net cash provided by (used in) investing activities	(3,660)	3,632

Cash flows from financing activities:
Net change in deposits	(4,369)	6,916
Payments by borrowers for taxes and insurance, net	(614)	(703)
Proceeds from Federal Home Loan Bank advances	27,102	14,446
Repayments on Federal Home Loan Bank advances	(18,414)	(21,642)
Net cash provided by (used in) financing activities	3,705	(983)

Net increase in cash and cash equivalents	192	2,689

Beginning cash and cash equivalents	19,480	18,287

Ending cash and cash equivalents	$19,672	$20,976

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Six months ended December 31,
	2025	2024
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$305	$-

Interest on deposits and borrowings	$5,068	$5,194

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2025

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the six-month period ended December 31, 2025, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2025, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2025 filed with the Securities and Exchange Commission on September 30, 2025.

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

December 31, 2025

(unaudited)

Note 1. Basis of Presentation (continued)

Critical Accounting Policies and Estimates (continued)

Allowance for Credit Losses – We account for the allowance for credit losses (ACL) under ASC 326, Measurement of Credit Losses on Financial Instruments, which is commonly known as CECL. We measure expected credit losses of financial assets on a weighted average remaining maturity (WARM) basis.

We maintain an ACL at a level that is appropriate to cover estimated credit losses on individually evaluated loans, as well as estimated credit losses inherent in the estimated life of the loan portfolio. Credit losses are charged to and recoveries are credited to the ACL.

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

December 31, 2025

(unaudited)

Note 1. Basis of Presentation (continued)

Recently Issued Accounting Pronouncements Not Yet Effective (continued)

The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027- the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Accounting Standards Codification and will not become effective for any entity. Management is reviewing the provisions of ASU 2023-06, and does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

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

Accounting Pronouncements Adopted in Fiscal Year 2025

In November 2023, FASB issued ASU 2023-07 Segment Reporting (ASU 2023-07). The amendments in ASU 2023-07 apply to all public entities that are required to report segment information in accordance with FASB ASC Topic 280, Segment Reporting. The amendments in ASU 2023-07 are intended to improve reportable segment disclosure requirements primarily through requiring enhanced disclosures about significant segment expenses. The amendments require that a public entity disclose, on an annual and interim basis, significant segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss. Public entities are required to disclose, on an annual and interim basis, an amount for other segment items by reportable segment and a description of its composition. In addition, public entities must provide all annual disclosures about a reportable segment’s profit or loss and assets currently required by FASB ASC Topic 280, Segment Reporting in interim periods. The amendments clarify that if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report one or more of those additional measures of segment profit. However, at least one of the reported segment profit or loss measures (or the single reported measure, if only one is disclosed) should be the measure that is most consistent with the measurement principles used in measuring the corresponding amounts in the public entity’s consolidated financial statements. The amendments require that a public entity disclose the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) of segment profit or loss in assessing segment performance and deciding how to allocate resources. Finally, the amendments require that a public entity that has a single reportable segment provide all the disclosures required by the amendments in ASU 2023-07 and all existing segment disclosures in ASC Topic 280. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. A public entity that adopts ASU 2023-07 is required to apply the amendments retrospectively to all prior periods presented in the financial statements. Upon adoption of ASU 2023-07, the segment expense categories and amounts disclosed in the prior periods should be based on the significant segment expense categories identified and disclosed in the period of adoption. The Company adopted ASU 2023-07 on January 1, 2025 with little impact as currently the Company’s financial service operations are aggregated into one reportable operating segment.

In December 2023, FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09). FASB issued ASU 2023-09 to address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid information. ASU 2023-09 is to be applied on a prospective basis and became effective for annual periods beginning after December 15, 2024. ASU 2023-09 impacts income tax disclosures, and did not have a material impact to the Company’s consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

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

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Six months ended December 31,		Three months ended December 31,
	2025	2024	2025	2024
Net income (loss) allocated to common shareholders, basic and diluted	$648	$(2)	$304	$13

Earnings (loss) per share, basic and diluted	$0.08	$(0.00)	$0.04	$0.00
Weighted average common shares outstanding, basic and diluted	8,098,715	8,098,715	8,098,715	8,098,715

There were no stock option shares outstanding for the six- or three-month periods ended December 31, 2025 and 2024.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 3. Investment Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at December 31, 2025 and June 30, 2025, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	December 31, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$11,266	$13	$94	$11,185

Held-to-maturity Securities
Agency mortgage-backed: residential	$152	$3	$4	$151

	June 30, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$9,950	$-	$193	$9,757

Held-to-maturity Securities
Agency mortgage-backed: residential	$171	$-	$4	$167

At December 31, 2025 and June 30, 2025 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no pledged securities for both December 31, 2025 and June 30, 2025. In addition, at both December 31, 2025 and June 30, 2025, there were no pledged overnight deposits.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor believe that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 65.3% and 88.8% at December 31, 2025 and June 30, 2025, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of December 31, 2025.

December 31, 2025

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$945	$2	$943
12 Months or More
Agency mortgage-backed securities	6,422	92	6,330
Total	$7,367	$94	$7,273

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 3. Investment Securities (continued)

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	93	4	89
Total	$93	$4	$89

June 30, 2025

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$2,000	$20	$1,980
12 Months or More
Agency mortgage-backed securities	6,700	$173	$6,527
Total temporarily impaired AFS securities	$8,700	$193	$8,507

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	171	4	167
Total temporarily impaired HTM securities	$171	$4	$167

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

December 31, 2025

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

The composition of the loan portfolio was as follows:

	December 31,	June 30,
(in thousands)	2025	2025
Residential real estate
One- to four-family	$250,748	$251,338
Multi-family	14,975	15,505
Construction	10,704	9,314
Land	1,920	1,508
Farm	2,595	3,023
Nonresidential real estate	32,744	31,698
Commercial and industrial	790	691
Consumer and other:
Loans on deposits	594	813
Home equity	16,270	14,643
Automobile	151	134
Unsecured	514	751
	332,005	329,418
Allowance for credit losses	(2,176)	(2,170)
	$329,829	$327,248

The amounts above include net deferred loan costs of $101,000 and $144,000 as of December 31, 2025 and June 30, 2025, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at December 31, 2025 is adequate.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

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

December 31, 2025

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the six months ended December 31, 2025.

December 31, 2025:

(in thousands)	Balance at September 30, 2025	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,690	$(52)	$(4)	$-	$-	$1,634
Multi-family	86	9	-	-	-	95
Construction	70	37	-	-	-	107
Land	24	-	-	-	-	24
Farm	16	(1)	-	-	-	15
Nonresidential real estate	230	13	-	-	-	243
Commercial and industrial	7	(3)	-	-	-	4
Consumer and other:
Loans on deposits	-	-	-	-	-	-
Home equity	36	8	-	-	-	44
Automobile	1	-	-	-	-	1
Unsecured	10	(1)	-	-	-	9
	$2,170	$10	$(4)	$-	$-	$2,176

The following table presents the activity in the ACL by portfolio segment for the six months ended December 31, 2024:

December 31, 2024:

(in thousands)	Balance at June 30, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,661	$(43)	$-	$-	$-	$1,618
Multi-family	100	(2)	-	-	-	98
Construction	122	(33)	-	-	(2)	87
Land	28	4	-	-	-	32
Farm	4	12	-	-	-	16
Nonresidential real estate	192	(18)	-	-	-	174
Commercial and industrial	3	-	-	-	-	3
Consumer and other:
Home equity	14	96	-	1	-	111
Unsecured	3	(1)	-	-	-	2
	$2,127	$15	$-	$1	$(2)	$2,141

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the three months ended December 31, 2025:

December 31, 2025:

(in thousands)	Balance at September 30, 2025	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,663	$(29)	$-	$-	$-	$1,634
Multi-family	95	-	-	-	-	95
Construction	84	23	-	-	-	107
Land	24	-	-	-	-	24
Farm	14	1	-	-	-	15
Nonresidential real estate	230	13	-	-	-	243
Commercial and industrial	7	(3)	-	-	-	4
Consumer and other:
Loans on deposits	-	-	-	-	-	-
Home equity	38	6	-	-	-	44
Automobile	1	-	-	-	-	1
Unsecured	10	(1)	-	-	-	9
	$2,166	$10	$-	$-	$-	$2,176

The following table presents the activity in the ACL by portfolio segment for the three months ended December 31, 2024:

December 31, 2024:

(in thousands)	Balance at September 30, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,627	$(9)	$-	$-	$-	$1,618
Multi-family	97	1	-	-	-	98
Construction	119	(32)	-	-	-	87
Land	27	5	-	-	-	32
Farm	4	12	-	-	-	16
Nonresidential real estate	199	(25)	-	-	-	174
Commercial and industrial	3	-	-	-	-	3
Consumer and other:
Home equity	63	48	-	-	-	111
Unsecured	2	-	-	-	-	2
	$2,141	$-	$-	$-	$-	$2,141

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of December 31, 2025. The recorded investment in loans excludes accrued interest receivable due to immateriality.

December 31, 2025:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,372	$–
Nonresidential real estate	197	–
	$1,569	$–

Real estate stands as collateral for loans individually evaluated for impairment. Collateral on nonresidential real estate individually evaluated for impairment includes one commercial office building.

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of June 30, 2025. The recorded investment in loans excludes accrued interest receivable due to immateriality.

June 30, 2025:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,856	$–
Nonresidential real estate	927	–
	$2,783	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 89 days still on accrual by class of loans as of December 31, 2025, and June 30, 2025:

	December 31, 2025		June 30, 2025
(in thousands)	Nonaccrual	Loans Past Due Over 89 Days Still Accruing	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Residential real estate
One- to four-family	$1,613	$328	$1,924	$592
Construction	-	-	291	-
Nonresidential real estate	56	-	927	-
Consumer and other Automobile	53	-	-	-
Unsecured	324	-	131	-
	$2,046	$328	$3,273	$592

Nonaccrual loans had no related allowance for credit losses based on individual evaluation at December 31, 2025 or June 30, 2025.

One-to-four-family loans in process of foreclosure totaled $384,000 and $213,000 at December 31, 2025 and June 30, 2025, respectively.

There were no loans modified during the six months ended December 31, 2025 to borrowers experiencing financial difficulties.

The following table presents the aging of the principal balance outstanding in past due loans as of December 31, 2025, by class of loans:

December 31, 2025:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to-four-family	$3,653	$471	$1,487	$5,611	$245,137	$250,748
Multi-family	241	-	-	241	14,734	14,975
Construction	33	-	-	33	10,671	10,704
Land	-	28	-	28	1,892	1,920
Farm	-	519	-	519	2,076	2,595
Nonresidential real estate	34	-	-	34	32,710	32,744
Commercial and industrial	-	-	-	-	790	790
Consumer and other:
Loans on deposits	-	-	-	-	594	594
Home equity	-	-	-	-	16,270	16,270
Automobile	-	-	-	-	151	151
Unsecured	13	-	-	13	501	514
	$3,974	$1,018	$1,487	$6,479	$325,526	$332,005

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

The following tables present the aging of the principal balance outstanding in past due loans as of June 30, 2025, by class of loans:

June 30, 2025:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate
One- to four-family	$3,731	$687	$1,000	$5,418	$245,920	$251,338
Multi-family	-	246	-	246	15,259	15,505
Construction	127	-	291	418	8,896	9,314
Land	-	-	-	-	1,508	1,508
Farm	-	-	-	-	3,023	3,023
Nonresidential real estate	1,704	25	-	1,729	29,969	31,698
Commercial and industrial	-	-	-	-	691	691
Consumer and other
Loans on deposits	-	-	-	-	813	813
Home equity	-	-	-	-	14,643	14,643
Automobile	-	-	-	-	134	134
Unsecured	23	-	-	23	728	751
	$5,585	$958	$1,291	$7,834	$321,584	$329,418

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of December 31, 2025, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Revolving Loans Amortized
As of December 31, 2025	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential real estate:
One-to-four-family
Risk Rating:
Pass	$18,067	$27,148	$29,021	$43,976	$38,105	$89,220	$-	$245,537
Special mention	-	-	-	-	-	88	-	88
Substandard	-	356	383	598	50	3,736	-	5,123
Doubtful	-	-	-	-	-	-	-	-
Total	$18,067	$27,504	$29,404	$44,574	$38,155	$93,044	$-	$250,748

Current period gross charge offs	$-	$4	$-	$-	$-	$-	$-	$-

Multi-family
Risk Rating:
Pass	$-	$782	$545	$5,475	$5,153	$2,779	$-	$14,734
Special mention	-	-	-	-	-	241	-	241
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$782	$545	$5,475	$5,153	$3,020	$-	$14,975

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$5,394	$3,944	$1,233	$6	$-	$-	$-	$10,577
Special mention	-	-	-	-	-	-	-	-
Substandard	-	127	-	-	-	-	-	127
Doubtful	-	-	-	-	-	-	-	-
Total	$5,394	$4,071	$1,233	$6	$-	$-	$-	$10,704

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$711	$362	$345	$240	$134	$47	$-	$1,839
Special mention	-	-	-	-	-	-	-	-
Substandard	25	28	28	-	-	-	-	81
Doubtful	-	-	-	-	-	-	-	-
Total	$736	$390	$373	$240	$134	$47	$-	$1,920

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$519	$1,575	$-	$-	$208	$293	$-	$2,595
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$519	$1,575	$-	$-	$208	$293	$-	$2,595

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of December 31, 2025	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Nonresidential real estate
Risk Rating:
Pass	$6,684	$3,384	$3,740	$773	$2,380	$14,632	$-	$31,593
Special mention	-	24	-	-	-	549	-	573
Substandard	-	-	-	-	381	197	-	578
Doubtful	-	-	-	-	-	-	-	-
Total	$6,884	$3,408	$3,740	$773	$2,761	$15,378	$-	$32,744

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$212	$232	$23	$8	$-	$315	$-	$790
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$212	$232	$23	$8	$-	$315	$-	$790

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$57	$62	$51	$77	$-	$347	$-	$594
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$57	$62	$51	$77	$-	$347	$-	$594

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$16,270	$16,270
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$16,270	$16,270

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$58	$43	$25	$1	$13	$11	$-	$151
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$58	$43	$25	$1	$13	$11	$-	$151

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$113	$177	$74	$6	$8	$11	$-	$389
Special mention	-	-	-	-	-	-	-	-
Substandard	-	125	-	-	-	-	-	125
Doubtful	-	-	-	-	-	-	-	-
Total	$113	$302	$74	$6	$8	$11	$-	$514

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

As of June 30, 2025, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of June 30, 2025	2025	2024	2023	2022	2021	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$30,263	$30,777	$46,914	$40,661	$38,891	$59,027	$-	$246,533
Special mention	-	-	-	-	-	96	-	96
Substandard	345	194	-	-	350	3,820	-	4,709
Doubtful	-	-	-	-	-	-	-	-
Total	$30,608	$30,971	$46,914	$40,661	$39,241	$62,943	$-	$251,338

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Multi-family
Risk Rating:
Pass	$1,185	$395	$5,840	$5,226	$1,202	$1,657	$-	$15,505
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$1,185	$395	$5,840	$5,226	$1,202	$1,657	$-	$15,505

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$5,241	$3,392	$282	$-	$108	$-	$-	$9,023
Special mention	-	-	-	-	-	-	-	-
Substandard	-	291	-	-	-	-	-	291
Doubtful	-	-	-	-	-	-	-	-
Total	$5,241	$3,683	$282	$-	$108	$-	$-	$9,314

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$355	$581	$288	$207	$49	$-	$-	$1,480
Special mention	-	-	-	-	-	-	-	-
Substandard	28	-	-	-	-	-	-	28
Doubtful	-	-	-	-	-	-	-	-
Total	$383	$581	$288	$207	$49	$-	$-	$1,508

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$2,510	$-	$-	$212	$-	$301	$-	$3,023
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$2,510	$-	$-	$212	$-	$301	$-	$3,023

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 4. Loans receivable (continued)

At December 31, 2025, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One-to-four-family	$245,537	$88	$5,123	$-
Multi-family	14,734	-	241	-
Construction	10,577	-	127	-
Land	1,839	-	81	-
Farm	2,595	-	-	-
Nonresidential real estate	31,593	573	578	-
Commercial and industrial	790	-	-	-
Consumer and other:
Loans on deposits	594	-	-	-
Home equity	16,270	-	-	-
Automobile	151	-	-	-
Unsecured	389	-	125	-
	$325,069	$661	$6,275	$-

At June 30, 2025, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$246,533	$96	$4,709	$-
Multi-family	15,505	-	-	-
Construction	9,023	-	291	-
Land	1,480	-	28	-
Farm	3,023	-	-	-
Nonresidential real estate	30,195	576	927	-
Commercial and industrial	691	-	-	-
Consumer and other
Loans on deposits	813	-	-	-
Home equity	14,643	-	-	-
Automobile	134	-	-	-
Unsecured	620	-	131	-
	$322,660	$672	$6,086	$-

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $25,000 and $25,000 at December 31, 2025 and June 30, 2025, respectively, is as follows:

(in thousands)	December 31, 2025	June 30, 2025
One-to-four-family residential real estate	$131	$134

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Six months ended December 31, 2025	Twelve months ended June 30, 2025
Balance at beginning of period	$227	$260
Accretion of income	(16)	(33)
Balance at end of period	$211	$227

For those purchased loans disclosed above, the Company made no increase in allowance for credit losses for the year ended June 30, 2025, or for the six-month period ended December 31, 2025. Neither were any allowance for credit losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

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

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Agency mortgage-backed: residential	$11,185	$–	$11,185	$–

June 30, 2025
Agency mortgage-backed: residential	$9,757	$–	$9,757	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at December 31, 2025, and June 30, 2025.

The following is a disclosure of the fair value of financial instruments, both assets and liabilities, whether or not recognized in the condensed consolidated balance sheet, for which it is practicable to estimate that value. For financial instruments where quoted market prices are not available, fair values are based on estimates using present value and other valuation methods.

The methods used are greatly affected by the assumptions applied, including the discount rate and estimates of future cash flows. Therefore, the fair values presented may not represent amounts that could be realized in an exchange for certain financial instruments.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at December 31, 2025 and June 30, 2025 are as follows:

		Fair Value Measurements at
	Carrying	December 31, 2025 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,672	$19,672			$19,672
Available-for-sale securities	11,185		$11,185		11,185
Held-to-maturity securities	152		151		151
Loans receivable – net	329,829			$326,635	326,635
Federal Home Loan Bank stock	3,805				n/a
Accrued interest receivable	1,469		1,469		1,469

Financial liabilities
Deposits	$273,194	$73,742	$199,492		273,234
Federal Home Loan Bank advances	51,448				51,495
Advances by borrowers for taxes and insurance	255		255		255
Accrued interest payable	510		510		510

		Fair Value Measurements at
	Carrying	June 30, 2025 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,480	$19,480			$19,480
Available-for-sale securities	9,757		$9,757		9,757
Held-to-maturity securities	171		167		167
Loans receivable - net	327,248			$319,432	319,432
Federal Home Loan Bank stock	3,980				n/a
Accrued interest receivable	1,438		1,438		1,438

Financial liabilities
Deposits	$277,563	$77,988	$199,603		$277,591
Federal Home Loan Bank advances	42,760		42,837		42,837
Advances by borrowers for taxes and insurance	869		869		869
Accrued interest payable	949		949		949

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

December 31, 2025

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Six months ended December 31, 2025	Three months ended December 31, 2025
Balance at beginning of period	$(145)	$(79)
Current period change	84	18
Balance at end of period	$(61)	$(61)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Six months ended		Three months ended
	December 31,		December 31,
(in thousands)	2025	2024	2025	2024
Unrealized holding gains (losses) on available-for-sale securities	$112	$80	$24	$(241)
Tax effect	(28)	(20)	(6)	60
	$84	$60	$18	$(181)

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

The Agreement requires First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement. First Federal of Kentucky’s Board and management are committed to fully addressing the provisions of the Agreement within the required time frames. As of the date of this filing, First Federal of Kentucky’s Board and management believe that First Federal of Kentucky has addressed the deficiencies that resulted in the Agreement. For additional information, see Exhibit 10.1 to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024 and Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2025.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our ability to fully and timely address the deficiencies that resulted in the Agreement that First Federal Savings Bank of Kentucky has entered into with the Office of the Comptroller of the Currency (“OCC”); First Federal Savings Bank of Kentucky’s ability to satisfy the Individual Minimum Capital Requirements imposed by the OCC; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; the success of our recently restructured management team; our ability to receive any required regulatory approval or non-objection to pay dividends to shareholders; our ability to pay dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company in order for the Company to pay dividends to shareholders; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; competitive conditions in the financial services industry; changes in the level of inflation; the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Management Transition

On October 2, 2025, the Boards of Kentucky First Federal Bancorp and First Federal Savings Bank of Kentucky, an indirect wholly-owned bank subsidiary of the Company (“First Federal of Kentucky”), appointed R. Clay Hulette as Chief Executive Officer of the Company and as President and Chief Executive Officer of First Federal of Kentucky, respectively. Such appointments were subject to regulatory approval. On December 10, 2025, the Company and First Federal of Kentucky received final regulatory non-objection, effective immediately, to these appointments. In connection with this transition, Don D. Jennings was appointed Director of Operations of First Federal of Kentucky and continues to serve as President of the Company and Chairman of the Board of Directors of First Federal of Kentucky.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Regulatory Developments Regarding First Federal of Kentucky

On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, which became effective as of the same date. The Agreement will remain effective until it is amended by First Federal of Kentucky and the OCC, or the OCC modifies, waives or terminates the Agreement. As a result of the Agreement, pursuant to 12 C.F.R. § 5.51(c)(7)(ii), First Federal of Kentucky is in “troubled condition,” and is not an “eligible savings association” for purposes of 12 C.F.R. § 5.3, unless otherwise informed in writing by the OCC. In addition to the Agreement, the OCC has also imposed individual minimum capital requirements (“IMCRs”) on First Federal of Kentucky. The IMCRs require First Federal of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. As of December 31, 2025, First Federal Savings Bank of Kentucky’s common equity tier 1 capital ratio was 13.99%, its tier 1 capital ratio was 13.99%, its total capital ratio was 14.76%, and its leverage ratio was 10.37%. As First Federal of Kentucky has not been designated as “less than well capitalized” and has maintained capital levels in excess of the IMCRs, there have been no restrictions or waiver requirements imposed on First Federal of Kentucky for rolling brokered deposits or other types of wholesale deposits.

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

The Agreement requires First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement. First Federal of Kentucky’s Board and management are committed to fully addressing the provisions of the Agreement within the required time frames. As of the date of this filing, First Federal of Kentucky’s Board and management believe that First Federal of Kentucky has addressed the deficiencies that resulted in the Agreement. For additional information, see Exhibit 10.1 to the Company Current Report on Form 8-K filed with the Securities and Exchange Commission on August 15, 2024 and Item 1A, “Risk Factors - We are required to comply with the terms of a formal written agreement and IMCRs issued by the OCC, and lack of compliance could result in monetary penalties and /or additional regulatory actions” and Note K - Stockholders’ Equity and Regulatory Capital of the Notes to Consolidated Financial Statements included in Item 8 of the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on September 30, 2025.

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

General market participants believe that the FOMC will continue interest rate decreases. Our December 31, 2025 EVE is anticipated to increase by approximately 4.1% and 0.6% under sudden and sustained decrease in prevailing market interest rates of 100 basis points and 200 basis points, respectively. The company continues to strive for acceptable EVE in both increasing and decreasing interest rate environments. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of computing EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the six-month periods ended December 31, 2025 and 2024, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Six Months Ended December 31,
	2025			2024
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$330,334	$9,579	5.80%	$334,634	$8,702	5.20%
Mortgage-backed securities	11,171	205	3.67	9,422	157	3.33
Other interest-earning assets	20,578	444	4.32	19,630	544	5.54
Total interest-earning assets	362,083	10,228	5.65	363,686	9,403	5.17

Less: Allowance for credit losses	(2,171)			(2,134)
Non-interest-earning assets	11,853			13,168
Total assets	$371,765			$374,720

Interest-bearing liabilities:
Demand deposits	$17,507	$55	0.63%	$15,624	$18	0.23%
Savings	46,937	98	0.42	49,117	100	0.41
Certificates of deposit	198,939	3,933	3.95	179,256	3,812	4.25
Total deposits	263,383	4,086	3.10	243,997	3,930	3.22
Borrowings	45,309	982	4.34	66,369	1,566	4.72
Total interest-bearing liabilities	308,692	5,068	3.28	310,366	5,496	3.54

Noninterest-bearing demand deposits	12,269			14,437
Noninterest-bearing liabilities	2,143			1,891
Total liabilities	323,104			326,694

Shareholders’ equity	48,661			48,026
Total liabilities and shareholders’ equity	$371,765			$374,720
Net interest spread		$5,160	2.37%		$3,907	1.63%
Net interest margin			2.85%			2.15%
Average interest-earning assets to average interest-bearing liabilities			117.30%			117.18%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended December 31, 2025 and 2024, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended December 31,
	2025			2024
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$331,429	$4,884	5.89%	$333,761	$4,437	5.32%
Mortgage-backed securities	11,634	107	3.68	9,178	76	3.31
Other interest-earning assets	18,629	185	3.97	19,376	271	5.60
Total interest-earning assets	361,692	5,176	5.72	362,315	4,784	5.28

Less: Allowance for credit losses	(2,168)			(2,140)
Non-interest-earning assets	11,976			13,828
Total assets	$371,500			$374,003

Interest-bearing liabilities:
Demand deposits	$17,380	25	0.58%	$15,305	9	0.24%
Savings	45,235	$49	0.43	49,832	$50	0.40
Certificates of deposit	199,310	1,943	3.90	181,207	1,936	4.27
Total deposits	261,925	2,017	3.08	246,344	1,995	3.24
Borrowings	46,309	503	4.35	64,761	751	4.64
Total interest-bearing liabilities	308,234	2,520	3.27	311,105	2,746	3.53

Noninterest-bearing demand deposits	12,590			13,243
Noninterest-bearing liabilities	1,832			1,592
Total liabilities	322,656			325,940

Shareholders’ equity	48,844			48,063
Total liabilities and shareholders’ equity	$371,500			$374,003
Net interest spread		$2,656	2.45%		$2,038	1.75%
Net interest margin			2.94%			2.25%
Average interest-earning assets to average interest-bearing liabilities			117.34%			116.46%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2025 to December 31, 2025

Financial Position and Results of Operations

At December 31, 2025 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position and Company in its Current Report on Form 8-K filed on August 15, 2024, in addition to the formal written Agreement, the OCC has also imposed individual minimum capital requirements (“IMCRs”) on First Federal Savings Bank of Kentucky. The IMCRs require First Federal Savings Bank of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. As of December 31, 2025, First Federal Savings Bank of Kentucky’s common equity tier 1 capital ratio was 13.99%, its tier 1 capital ratio was 13.99%, its total capital ratio was 14.76%, and its leverage ratio was 10.37%. As First Federal of Kentucky has not been designated as “less than well capitalized” and has maintained capital levels in excess of the IMCRs, there have been no restrictions or waiver requirements imposed on First Federal of Kentucky for rolling brokered deposits or other types of wholesale deposits.

Assets: At December 31, 2025, the Company’s assets totaled $375.3 million, an increase of $4.1 million, or 1.1%, from total assets at June 30, 2025, due primarily to the increase in loans, as well as an increase in securities available-for-sale.

Cash and cash equivalents: Cash and cash equivalents overall increased $192,000 or 1.0% to $19.7 million at December 31, 2025. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits that increased $5.5 million or 64.5%, which were slightly offset by fed funds sold decreasing $5.3 million or 61.9% compared to June 30, 2025.

Investment securities: At December 31, 2025, our securities portfolio, which consisted of mortgage-backed securities, increased $1.4 million or 14.2% and totaled $11.3 million, compared to June 30, 2025.

Loans: Loans, net and loans held-for-sale in the aggregate increased $2.3 million or 0.8% and totaled $330.5 million at December 31, 2025. Loans receivable, net, increased by $2.6 million or 0.7% to $329.8 million at December 31, 2025. Loans held-for-sale decreased $254,000 and totaled $623,000 at December 31, 2025. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. Because market interest rates have become more favorable, the Company has had more success in selling mortgages into the secondary market, which has led to elevated balances loans held-for-sale.

Non-performing and classified loans: At December 31, 2025, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $2.4 million, or 0.7% of total loans compared to $3.9 million or 1.2%, of total loans at June 30, 2025. The Company’s ACL totaled $2.2 million at both December 31, 2025 and June 30, 2025. The ACL at December 31, 2025, represented 92.7% of nonperforming loans and 0.7% of total loans, while at June 30, 2025, ACL represented 54.1% of nonperforming loans and 0.7% of total loans.

The Company had $6.3 million in assets classified as substandard for regulatory purposes at December 31, 2025, with $0 in real estate owned (“REO”). Classified loans as a percentage of total loans (including loans acquired) was 1.9% and 1.9% at December 31, 2025 and June 30, 2025, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	December 31, 2025	June 30, 2025
Substandard assets	$6,275	$6,086
Doubtful assets	-	–
Loss assets	-	–
Total classified assets	$6,275	$6,086

The Company had no real estate acquired through foreclosure at December 31, 2025 or June 30, 2025. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at December 31, 2025 and June 30, 2025, respectively.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2025 to December 31, 2025 (continued)

At December 31, 2025 and June 30, 2025, the Company had $661,000 and $672,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $3.3 million, or 1.0% to $326.2 million at December 31, 2025, as Federal Home Loan Bank advances increased $8.7 million or 20.3% to $51.4 million and demand deposit accounts increased $874,000 or 3.0%.

Savings decreased $5.1 million or 10.5% and totaled 43.5 million at December 31, 2025 primarily related to a decrease in savings accounts associated with distributions of funds in administration of various estate accounts. Certificates of deposit decreased $123,000 or 0.1%, due to brokered certificates of deposit decreasing $5.6 million or 12.8% to $38.4 million, which were offset by retail certificates of deposit increasing $5.5 million or 3.6%.

Shareholders’ Equity: At December 31, 2025, the Company’s shareholders’ equity totaled $49.1 million, an increase of $732,000 or 1.5% from June 30, 2025. The increase in shareholders’ equity was primarily associated with net income of $648,000, as well as accumulated other comprehensive loss decreasing $84,000 or 57.9% from a loss of $145,000 at June 30, 2025 to a loss of $61,000 at December 31, 2025.

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

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2025 and 2024

General

Net income totaled $648,000 or $0.08 diluted earnings per share for the six-months ended December 31, 2025, an increase of $650,000 from net loss of $2,000 or ($0.00) diluted earnings per share for the same period in 2024. The increase in net earnings for the six-months ended December 31, 2025, was primarily attributable to increased net interest income, which was partially offset by higher non-interest expense.

Net Interest Income

Net interest income increased $1.3 million or 32.1% to $5.2 million due primarily to increased interest income and decreased interest expense. Interest income increased $825,000 or 8.8% due to an increase in the average rate earned on interest-earning assets, which increased 48 basis points to 5.65%. Average interest-earning assets decreased $1.6 million or 0.5% to $362.1 million for the recently-ended quarterly period. The average rate earned on assets was due primarily to an increase in the rate earned on loans, which was the result of new loan production carrying higher interest rates and adjustable rate mortgages continuing to reprice upward. Interest expense decreased $428,000 or 7.8% to $5.1 million for the six-months recently ended due to a decrease in the average balance of interest-bearing liabilities as well as a decrease in the average rate paid on those funds. Average interest-bearing liabilities decreased $1.7 million or 0.5% to $308.7 million for the quarterly period just ended, while the average rate paid decreased 26 basis points to 3.28% for the period.

The increase in interest income from loans period-to-period was due the average rate earned on loans increasing 60 basis points to 5.80% despite the average balance of loans decreasing $4.3 million or 1.3% compared to the six months ended December 31, 2024.

The decrease in interest expense was primarily due to decreased interest expense on FHLB advances of $584,000 or 37.3%. The decrease in interest expense on FHLB advances was due to both the average rate paid decreasing 38 basis points to 4.34% and the average balance decreasing $21.1 million to $45.3 million compared to the same period last year.

Net interest spread increased from 1.63% for the prior year six-month period to 2.37% for the six-month period ended December 31, 2025.

Provision for Credit Losses

Management determined that a $10,000 provision for credit loss was prudent during the recently-ended six-month period.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Six-month Periods Ended December 31, 2025 and 2024 (continued)

Non-interest Income

Non-interest income increased $23,000 or 7.5% to $331,000 for the six-months ended December 31, 2025 compared to the prior year period, primarily because of an increase in net gains from sale of loans of $25,000 or 17.7%. Recently, the market has become more conducive to the sale of fixed rate mortgages to the secondary market.

Non-interest Expense

Non-interest expense increased $412,000 or 9.8% to $4.6 million for the six months ended December 31, 2025, primarily due to higher data processing expense, outside service fees, and employee compensation and benefits. Data processing expense increased $180,000 or 66.4%, outside service fees increased $169,000 or 75.1%, and employee compensation and benefits increased $119,000 or 5.0%. These were slightly offset by professional fees decreasing $81,000 or 35.4%.

Income Tax

Income tax expense increased $219,000 to an income tax expense of $206,000 for the six months ended December 31, 2025, compared to the prior year period due to increased earnings. The effective tax rates for the six-month periods ended December 31, 2025 and 2024 were 24.1% and 86.7%, respectively. Included in net income is earnings of $44,000 on bank-owned life insurance which is non-taxable.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2025 and 2024

General

Net income totaled $304,000 or $0.04 diluted earnings per share for the three months ended December 31, 2025, an increase of $291,000 from net income of $13,000 or $0.00 diluted earnings per share for the same period in 2024. The increase in net earnings for the quarter ended December 31, 2025, was primarily attributable to higher net interest income, which was partially offset by higher non interest expense and higher income taxes.

Net Interest Income

Net interest income increased $618,000 or 30.3% to $2.6 million due primarily to interest income increasing while interest expense decreased period to period. Interest income increased $392,000 or 8.2% to $5.2 million, while interest expense decreased $226,000 or 8.2% to $2.5 million for the recently-ended quarter. As market rates have begun to decrease, liabilities have repriced down while our assets continue to reprice upward.

The average rate earned on interest-earning assets increased 44 basis points to 5.72% and was the primary reason for the increase in interest income, as average interest-earning assets decreased $623,000 or 0.2% to $361.7 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $447,000 or 10.1% in interest income from loans, which totaled $4.9 million for the period.

The increase in interest income from loans period-to-period was due to the average rate earned on loans increasing 58 basis points to 5.89%. The average balance of loans decreased $2.3 million or 0.7% to $331.4 million for the three months ended December 31, 2025.

The average balance of interest-bearing liabilities decreased $2.9 million or 0.9% to $308.2 million for the quarter just ended, and the average rate paid decreased 26 basis points to 3.27%. The cost of liabilities decreased primarily due to decreased FHLB advance expense, which was $248,000 or 33.0% less than the same period ended December 31, 2024. While the average rate paid on FHLB advances decreased 29 basis points to 4.35%, the primary reason for the decrease was the average balance decreasing $18.5 million or 28.5%.

Net interest spread increased from 1.75% for the prior year quarterly period to 2.45% for the three-month period ended December 31, 2025.

Provision for Credit Losses

Management determined that a $10,000 provision for credit loss was prudent due to our current expected credit loss analysis performed during the recently-ended quarter.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended December 31, 2025 and 2024 (continued)

Non-interest Income

Non-interest income increased $7,000 or 4.1% to $178,000 for the recently ended quarter primarily due to increased net gain of sale on loans, increasing $20,000 or 24.7% for the three months recently ended. Recently, the market has become more conducive to the sale of fixed rate mortgages to the secondary market.

Non-interest Expense

Non-interest expense increased $220,000 or 10.0% and totaled $2.4 million for the three months ended December 31, 2025, primarily due to increased data processing expense, employee compensation and benefits, and outside service fees.

Income Tax

Income taxes expense increased $104,000 to an expense of $97,000 from a benefit of $94,000 for the three months ended December 31, 2024 for the recently-ended period. The effective tax rates for the three-month periods ended December 31, 2025 and 2024, were 24.2% and -116.7%, respectively. Included in net income is earnings of $22,000 on bank-owned life insurance which is non-taxable.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended December 31, 2025 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. As of December 31, 2025, the risk factors of the Company have not materially changed from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended December 31, 2025.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
October 1–31, 2025	–	$–	–	–
November 1–30, 2025	–	$–	–	–
December 1–31, 2025	–	$–	–	–

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended December 31, 2025, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

10.1	Letter Agreement dated October 2, 2025, between First Federal Savings Bank of Kentucky and Kentucky First Federal Bancorp, Inc.

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended December 31, 2025 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	February 13, 2026	By:	/s/ R. Clay Hulette
R. Clay Hulette
Chief Executive Officer (Principal Executive Officer)

Date:	February 13, 2026	By:	/s/ Tyler W. Eades
Tyler W. Eades
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)