Form 10-Q
period 2026-03-31
Kentucky First Federal Bancorp
filed 2026-05-15
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At May 15, 2026, the latest practicable date, the Corporation had 8,086,715 shares of $.01 par value common stock outstanding (including 4,727,938 shares held by First Federal MHC).

i

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31, 2026	June 30, 2025
	Unaudited
ASSETS
Cash and due from financial institutions	$2,289	$2,342
Fed funds sold	5,073	8,577
Interest-bearing demand deposits	13,934	8,561
Cash and cash equivalents	21,296	19,480
Debt securities available-for-sale, at fair value	10,265	9,757

Debt securities held-to-maturity, at amortized cost-approximate fair value of $141 and $167 at March 31, 2026 and June 30, 2025, respectively	143	171
Loans held for sale	662	877
Loans, net of allowance for credit losses of $2,217 and $2,170 at March 31, 2026 and June 30, 2025, respectively	328,223	327,248
Office premises and equipment - at depreciated cost	4,195	4,211
Federal Home Loan Bank stock - at cost	3,804	3,980
Accrued interest receivable	1,593	1,438
Bank-owned life insurance	3,067	3,001
Prepaid expenses and other assets	1,293	1,048
Total assets	$374,541	$371,211
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings	$43,697	$48,616
Certificates of deposit	197,261	199,575
Demand deposit accounts	32,731	29,372
Deposits	273,689	277,563
Federal Home Loan Bank advances	48,937	42,760
Advances by borrowers for taxes and insurance	593	869
Accrued interest payable	709	949
Accrued income tax	120	63
Deferred income taxes	59	30
Other liabilities	776	608
Total liabilities	324,883	322,842

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings - restricted	18,735	17,506
Treasury shares at cost, 509,349 common shares at March 31, 2026 and June 30, 2025, respectively	(3,969)	(3,969)
Accumulated other comprehensive loss	(85)	(145)
Total shareholders’ equity	49,658	48,369
Total liabilities and shareholders’ equity	$374,541	$371,211

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Nine months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Interest income
Loans, including fees	$14,536	$13,158	$4,957	$4,456
Mortgage-backed securities	304	229	99	72
Interest-bearing deposits and other	645	862	201	318
Total interest income	15,485	14,249	5,257	4,846

Interest expense
Interest-bearing demand deposits	88	30	33	12
Savings	149	169	50	70
Certificates of deposit	5,741	5,826	1,810	2,013
Deposits	5,978	6,025	1,893	2,095
Borrowings	1,479	2,186	497	620
Total interest expense	7,457	8,211	2,390	2,715
Net interest income	8,028	6,038	2,867	2,131
Provision for credit losses	51	36	41	21
Net interest income after provision for credit losses	7,977	6,002	2,826	2,110

Non-interest income
Earnings on bank-owned life insurance	66	65	29	21
Net gain on sales of loans	228	162	63	22
Other	176	162	47	38
Total non-interest income	470	389	139	81

Non-interest expense
Employee compensation and benefits	3,813	3,615	1,298	1,219
Data processing	695	451	244	180
Occupancy and equipment	423	414	152	142
FDIC insurance premiums	208	196	69	57
Voice and data communications	92	104	26	38
Advertising	124	131	24	40
Outside service fees	511	377	117	153
Auditing and accounting	286	258	95	92
Regulatory assessments	53	71	7	24
Foreclosure and real estate owned expenses, net	68	64	23	23
Franchise and other taxes	103	101	32	31
Legal fees	147	289	13	60
Other	315	321	110	117
Total non-interest expense	6,838	6,392	2,210	2,176

Income (loss) before income taxes	1,609	(1)	755	15

Income tax expense (benefit)	380	(6)	174	8

NET INCOME	$1,229	$5	$581	$7
EARNINGS PER SHARE
Basic and diluted	$0.15	$0.00	$0.07	$0.00
DIVIDENDS PER SHARE	$0.00	$0.00	$0.00	$0.00

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Nine months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Net income	$1,229	$5	$581	$7

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes of $20, $50, ($8) and $30 during the respective periods	60	150	(24)	90
Comprehensive income	$1,289	$155	$557	$97

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the nine months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2026

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at July 1, 2025	$86	$34,891	$17,506	$(3,969)	$(145)	$48,369
Net income	–	–	1,229	–	–	1,229
Other comprehensive income, net of tax	–	–	–	–	60	60
Balance at March 31, 2026	$86	$34,891	$18,735	$(3,969)	$(85)	$49,658

March 31, 2025

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at July 1, 2024	$86	$34,891	$17,325	$(3,969)	$(336)	$47,997
Net income	–	–	5	–	–	5
Other comprehensive income, net of tax	–	–	–	–	150	150
Balance at March 31, 2025	$86	$34,891	$17,330	$(3,969)	$(186)	$48,152

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended

(Unaudited)

(Dollar amounts in thousands, except per share data)

March 31, 2026

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at January 1, 2026	$86	$34,891	$18,154	$(3,969)	$(61)	$49,101
Net income	–	–	581	–	–	581
Other comprehensive loss, net of tax	–	–	–	–	(24)	(24)
Balance at March 31, 2026	$86	$34,891	$18,735	$(3,969)	$(85)	$49,658

March 31, 2025

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at January 1, 2025	$86	$34,891	$17,323	$(3,969)	$(276)	$48,055
Net income	–	–	7	–	–	7
Other comprehensive income, net of tax	–	–	–	–	90	90
Balance at March 31, 2025	$86	$34,891	$17,330	$(3,969)	$(186)	$48,152

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$1,229	$5
Adjustments to reconcile net income to net cash from operating activities
Depreciation	148	173
Amortization of deferred loan origination fees, net	(102)	(18)
Amortization of premiums on debt securities	(36)	(15)
Net gain on sale of loans	(228)	(162)
Earnings on bank-owned life insurance	(66)	(64)
Provision for credit losses	51	36
Origination of loans held for sale	(8,583)	(5,010)
Proceeds from loans held for sale	9,026	5,010
Deferred Income Taxes	9	(79)
Accrued Income Tax	57	-
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	(155)	(258)
Prepaid expenses and other assets	(245)	(48)
Accrued interest payable	(240)	468
Other liabilities	168	(153)
Net cash provided by (used in) operating activities	1,033	(115)

Cash flows from investing activities:
Purchase of securities available-for-sale	(2,405)	-
Securities maturities, prepayments and calls:
Held-to-maturity	26	31
Available-for-sale	2,015	1,663
Proceeds from redemption of FHLB stock	764	592
Purchase of FHLB stock	(588)	(342)
Loans originated for investment, net of principal collected	(924)	2,460
Additions to premises and equipment, net	(132)	(148)
Net cash provided by (used in) investing activities	(1,244)	4,256

Cash flows from financing activities:
Net change in deposits	(3,874)	21,247
Payments by borrowers for taxes and insurance, net	(276)	(361)
Proceeds from Federal Home Loan Bank advances	34,802	14,446
Repayments on Federal Home Loan Bank advances	(28,625)	(30,007)
Net cash provided by financing activities	2,027	5,325

Net increase in cash and cash equivalents	1,816	9,466

Beginning cash and cash equivalents	19,480	18,287

Ending cash and cash equivalents	$21,296	$27,753

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Nine months ended March 31,
	2026	2025
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$470	$-

Interest on deposits and borrowings	$7,697	$7,743

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2026

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the nine-month period ended March 31, 2026, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2025, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2025 filed with the Securities and Exchange Commission on September 30, 2025.

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

Critical Accounting Policies and Estimates

Debt Securities – Management determines the classification of debt securities at purchase as held-to-maturity, trading, or available-for-sale. Held-to-maturity securities are those we have both the intent and ability to hold to maturity and are reported at amortized cost. Securities that are not considered held-to-maturity are considered either trading or available-for-sale securities in accordance with Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 320, Investments – Debt Securities, and are reported at fair value in the statement of financial position. We have no trading securities. The adjustment to fair value for available-for-sale securities for unrealized gains and losses is included as a separate component of shareholders’ equity, net of tax.

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

March 31, 2026

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

Recently Issued Accounting Pronouncements Not Yet Effective

In October 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-06 Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative (ASU 2023-06). The amendments in this ASU are the result of FASB’s decision to incorporate into the Accounting Standards Codification certain disclosure requirements, referred by the SEC, for incremental information to US GAAP. Topics in the ASU that have applicability to the Company are (1) Statement of Cash Flows which requires an accounting policy disclosure in annual periods where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows, (2) Debt which requires disclosure of amounts and terms of unused lines of credit and unfunded commitments and the weighted-average interest rate on outstanding short-term borrowings, and (3) Derivatives and Hedging which adds cross-reference to disclosure requirements related to where cash flows associated with derivative instruments and their related gains and losses are presented in the statement of cash flows.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 1. Basis of Presentation (continued)

Recently Issued Accounting Pronouncements Not Yet Effective (continued)

The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective, with early adoption prohibited. If by June 30, 2027 the SEC has not removed the applicable requirement from Regulation S-X or Regulation S-K, the pending content of the related amendment will be removed from the Accounting Standards Codification and will not become effective for any entity. Management is reviewing the provisions of ASU 2023-06, and does not expect the adoption of the ASU to have a material effect on the Company’s financial statements.

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

March 31, 2026

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

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Nine months ended March 31,		Three months ended March 31,
	2026	2025	2026	2025
Net income allocated to common shareholders, basic and diluted	$1,229,000	$5,000	$581,000	$7,000

Earnings per share, basic and diluted	$0.15	$0.00	$0.07	$0.00
Weighted average common shares outstanding, basic and diluted	8,086,715	8,086,715	8,086,715	8,086,715

There were no stock option shares outstanding for the nine- or three-month periods ended March 31, 2026 and 2025.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 3. Debt Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at March 31, 2026 and June 30, 2025, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	March 31, 2026
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$10,378	$2	$115	$10,265

Held-to-maturity Securities
Agency mortgage-backed: residential	$143	$1	$3	$141

	June 30, 2025
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$9,950	$-	$193	$9,757

Held-to-maturity Securities
Agency mortgage-backed: residential	$171	$-	$4	$167

At March 31, 2026 and June 30, 2025 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were no pledged securities for both March 31, 2026 and June 30, 2025. In addition, at both March 31, 2026 and June 30, 2025, there were no pledged overnight deposits.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor believe that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 81.6% and 88.8% at March 31, 2026 and June 30, 2025, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of March 31, 2026.

March 31, 2026

Available-for-Sale

(in thousands)	Amortized cost	Gross unrealized losses	Fair value
Less Than 12 Months
Agency mortgage-backed securities	$2,563	$6	$2,557
12 Months or More
Agency mortgage-backed securities	5,957	109	5,848
Total	$8,520	$115	$8,405

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 3. Debt Securities (continued)

March 31, 2026

Held to Maturity

(in thousands)	Amortized cost	Gross unrealized losses	Fair value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	83	3	80
Total	$83	$3	$80

June 30, 2025

Available-for-Sale

(in thousands)	Amortized cost	Gross unrealized losses	Fair value
Less Than 12 Months
Agency mortgage-backed securities	$2,000	$20	$1,980
12 Months or More
Agency mortgage-backed securities	6,700	$173	$6,527
Total temporarily impaired AFS securities	$8,700	$193	$8,507

Held to Maturity

(in thousands)	Amortized cost	Gross unrealized losses	Fair value
Less Than 12 Months
Agency mortgage-backed securities	$-	$-	$-
12 Months or More
Agency mortgage-backed securities	171	4	167
Total temporarily impaired HTM securities	$171	$4	$167

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

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

The composition of the loan portfolio was as follows:

	March 31,	June 30,
(in thousands)	2026	2025
Residential real estate
One- to four-family	$242,718	$251,338
Multi-family	17,122	15,505
Construction	11,910	9,314
Land	1,842	1,508
Farm	2,112	3,023
Nonresidential real estate	35,163	31,698
Commercial and industrial	619	691
Consumer and other:
Loans on deposits	594	813
Home equity	17,500	14,643
Automobile	167	134
Unsecured	693	751
	330,440	329,418
Allowance for credit losses	(2,217)	(2,170)
	$328,223	$327,248

The amounts above include net deferred loan costs of $70,000 and $149,000 as of March 31, 2026 and June 30, 2025, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

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

Management estimates the allowance balance required using relevant available information, from internal and external sources, relating to past events, current conditions and reasonable and supportable forecasts. Historical credit loss experience, derived from the Company’s data, provides the basis for estimation of expected credit losses, although management also compares the Company’s data with peer group data. Adjustments to historical loss information may be made for differences in: lending policy, procedures and practice; economic conditions; the nature and volume of the loan portfolio; volume of delinquent and problem loans; the current and anticipated economic conditions in the primary lending area; and other external factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at March 31, 2026 is adequate.

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

March 31, 2026

(unaudited)

Note 4. Loans receivable (continued)

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

We also originate loans to individuals to finance the construction of residential dwellings for personal use or for use as rental property. We also lend to builders for construction of speculative or custom residential properties for resale, but on a limited basis. Construction loans are generally less than one year in length, do not exceed 80% of the appraised value, and provide for the payment of interest only during the construction phase. Funds are disbursed as progress is made toward completion of the construction.

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

March 31, 2026

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the nine months ended March 31, 2026.

March 31, 2026:

(in thousands)	Balance at June 30, 2025	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,690	$(2)	$(4)	$-	$-	$1,684
Multi-family	86	2	-	-	-	77
Construction	70	50	-	-	-	120
Land	24	(10)	-	-	-	14
Farm	16	(6)	-	-	-	10
Nonresidential real estate	230	4	-	-	-	234
Commercial and industrial	7	(3)	-	-	-	4
Consumer and other:
Loans on deposits	-	-				-
Home equity	36	18	-	-	-	54
Automobile	1	-	-	-	-	1
Unsecured	10	(2)	-	-	-	8
	$2,170	$51	$(4)	$-	-	$2,217

The following table presents the activity in the ACL by portfolio segment for the nine months ended March 31, 2025:

March 31, 2025:

(in thousands)	Balance at June 30, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,661	$21	$-	$-	$-	$1,682
Multi-family	100	(2)	-	-	-	98
Construction	122	(38)	-	-	(3)	81
Land	28	(4)	-	-	-	24
Farm	4	12	-	-	-	16
Nonresidential real estate	192	(13)	-	-	-	179
Commercial and industrial	3	(1)	-	-	-	2
Consumer and other:
Home equity	14	62	-	1	-	77
Unsecured	3	(1)	-	-	-	2
	$2,127	$36	$-	$1	(3)	$2,161

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the three months ended March 31, 2026:

March 31, 2026:

(in thousands)	Balance at December 31, 2025	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,634	$50	$-	$-	$-	$1684
Multi-family	95	(7)	-	-	-	88
Construction	107	13	-	-	-	120
Land	24	(10)	-	-	-	14
Farm	15	(5)	-	-	-	10
Nonresidential real estate	243	(9)	-	-	-	234
Commercial and industrial	4	-	-	-	-	4
Consumer and other:
Loans on deposits	-	-				-
Home equity	44	10	-	-	-	54
Automobile	1	-	-	-	-	1
Unsecured	9	(1)	-	-	-	8
	$2,176	$41	$-	$-	-	$2,217

The following table presents the activity in the ACL by portfolio segment for the three months ended March 31, 2025:

March 31, 2025:

(in thousands)	Balance at December 31, 2024	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Credit Losses for Unfunded Liabilities	Ending balance
Residential real estate:
One-to-four-family	$1,618	$64	$-	$-	$-	$1,682
Multi-family	98	-	-	-	-	98
Construction	87	(5)	-	-	(1)	81
Land	32	(8)	-	-	-	24
Farm	16	-	-	-	-	16
Nonresidential real estate	174	5	-	-	-	179
Commercial and industrial	3	(1)	-	-	-	2
Consumer and other:
Home equity	111	(34)	-	-	-	77
Unsecured	2	-	-	-	-	2
	$2,141	$21	$-	$-	(1)	$2,161

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of March 31, 2026. The recorded investment in loans excludes accrued interest receivable due to immateriality.

March 31, 2026:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,353	$–
Nonresidential real estate	195	–
	$1,548	$–

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the recorded investment in nonaccrual and loans past due over 89 days still on accrual by class of loans as of March 31, 2026, and June 30, 2025:

	March 31, 2026		June 30, 2025
(in thousands)	Nonaccrual	Loans Past Due Over 89 Days Still Accruing	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Residential real estate
One- to four-family	$1,997	$63	$1,924	$592
Construction	-	-	291	-
Nonresidential real estate	195	24	927	-
Consumer and other Automobile	-	-	-	-
Unsecured	124	-	131	-
	$2,316	$87	$3,273	$592

Nonaccrual loans had no related allowance for credit losses based on individual evaluation at March 31, 2026 or June 30, 2025.

One-to-four-family loans in process of foreclosure totaled $326,000 and $213,000 at March 31, 2026 and June 30, 2025, respectively.

There were no loans modified during the nine months ended March 31, 2026 to borrowers experiencing financial difficulties.

The following table presents the aging of the principal balance outstanding in past due loans as of March 31, 2026, by class of loans:

March 31, 2026:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate:
One-to-four-family	$5,358	$220	$962	$6,540	$236,178	$242,718
Multi-family	-	-	-	-	17,122	17,122
Construction	-	-	-	-	11,910	11,910
Land	-	-	-	-	1,842	1,842
Farm	-	-	-	-	2,112	2,112
Nonresidential real estate	960	-	24	984	34,179	35,163
Commercial and industrial	-	-	-	-	619	619
Consumer and other:
Loans on deposits	-	-	-	-	594	594
Home equity	-	-	-	-	17,500	17,500
Automobile	22	-	-	22	145	167
Unsecured	26	-	2	28	665	693
	$6,366	$220	$988	$7,574	$322,866	$330,440

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of March 31, 2026, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Revolving Loans Amortized
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential real estate:
One-to-four-family
Risk Rating:
Pass	$15,502	$19,330	$26,316	$42,283	$33,683	$100,824	$-	$237,938
Special mention	-	-	-	-	-	65	-	65
Substandard	-	30	116	-	-	4,569	-	4,715
Doubtful	-	-	-	-	-	-	-	-
Total	$15,502	$19,360	$26,432	$42,283	$33,683	$105,458	$-	$242,718

Current period gross charge offs	$4	$-	$-	$-	$-	$-	$-	$4

Multi-family
Risk Rating:
Pass	$2,298	$779	$543	$5,416	$5,110	$2,736	$-	$16,882
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	240	-	-	-	240
Doubtful	-	-	-	-	-	-	-	-
Total	$2,298	$779	$543	$5,656	$5,110	$2,736	$-	$17,122

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$7,033	$4,732	$18	$-	$-	$-	$-	$11,783
Special mention	-	-	-	-	-	-	-	-
Substandard	-	127	-	-	-	-	-	127
Doubtful	-	-	-	-	-	-	-	-
Total	$7,033	$4,859	$18	$-	$-	$-	$-	$11,910

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$708	$360	$319	$238	$133	$31	$-	$1,789
Special mention	-	-	-	-	-	-	-	-
Substandard	25	-	28	-	-	-	-	53
Doubtful	-	-	-	-	-	-	-	-
Total	$733	$360	$347	$238	$133	$31	$-	$1,842

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$45	$1,835	$142	$-	$-	$90	$-	$2,112
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$45	$1,835	$142	$-	$-	$90	$-	$2,112

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 4. Loans receivable (continued)

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of March 31, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Nonresidential real estate
Risk Rating:
Pass	$8,545	$2,141	$4,915	$1,116	$2,343	$14,964	$-	$34,024
Special mention	-	-	-	-	-	-	-	-
Substandard	-	25	-	-	379	735	-	1,139
Doubtful	-	-	-	-	-	-	-	-
Total	$8,545	$2,166	$4,915	$1,116	$2,722	$15,699	$-	$35,163

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$308	$241	$23	$7	$-	$40	$-	$619
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$308	$241	$23	$7	$-	$40	$-	$619

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$310	$60	$43	$74	$-	$107	$-	$594
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$310	$60	$43	$74	$-	$107	$-	$594

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$17,500	$17,500
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$17,500	$17,500

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$107	$25	$27	$-	$4	$4	$-	$167
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$107	$25	$27	$-	$4	$4	$-	$167

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$113	$204	$34	$4	$5	$209	$-	$569
Special mention	-	-	-	-	-	-	-	-
Substandard	-	122	2	-	-	-	-	124
Doubtful	-	-	-	-	-	-	-	-
Total	$113	$326	$36	$4	$5	$209	$-	$693

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

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

March 31, 2026

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 4. Loans receivable (continued)

At March 31, 2026, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate:
One-to-four-family	$237,938	$65	$4,715	$-
Multi-family	16,882	-	240	-
Construction	11,783	-	127	-
Land	1,789	-	53	-
Farm	2,112	-	-	-
Nonresidential real estate	34,024	-	1,139	-
Commercial and industrial	619	-	-	-
Consumer and other:
Loans on deposits	594	-	-	-
Home equity	17,500	-	-	-
Automobile	167	-	-	-
Unsecured	569	-	124	-
	$323,977	$65	$6,398	$-

At June 30, 2025, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$246,533	$96	$4,709	$-
Multi-family	15,505	-	-	-
Construction	9,023	-	291	-
Land	1,480	-	28	-
Farm	3,023	-	-	-
Nonresidential real estate	30,195	576	927	-
Commercial and industrial	691	-	-	-
Consumer and other
Loans on deposits	813	-	-	-
Home equity	14,643	-	-	-
Automobile	134	-	-	-
Unsecured	620	-	131	-
	$322,660	$672	$6,086	$-

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $20,000 and $25,000 at March 31, 2026 and June 30, 2025, respectively, is as follows:

(in thousands)	March 31, 2026	June 30, 2025
One-to-four-family residential real estate	$128	$134

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Nine months ended March 31, 2026	Twelve months ended June 30, 2025
Balance at beginning of period	$227	$260
Accretion of income	(18)	(33)
Balance at end of period	$209	$227

For those purchased loans disclosed above, the Company made no increase in allowance for credit losses for the year ended June 30, 2025, or for the nine-month period ended March 31, 2026. Neither was any allowance for credit losses reversed during those periods.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

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

Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models and quoted prices of securities with similar characteristics. Level 2 securities include agency mortgage-backed securities and agency bonds.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Agency mortgage-backed: residential	$10,265	$–	$10,265	$–

June 30, 2025
Agency mortgage-backed: residential	$9,757	$–	$9,757	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at March 31, 2026, and June 30, 2025.

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

March 31, 2026

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at March 31, 2026 and June 30, 2025 are as follows:

		Fair Value Measurements at
	Carrying	March 31, 2026 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$21,296	$21,296			$21,296
Available-for-sale securities	10,265		$10,265		10,265
Held-to-maturity securities	143		141		141
Loans receivable – net	328,223			$331,563	331,563
Federal Home Loan Bank stock	3,804				n/a
Accrued interest receivable	1,593		1,593		1,593

Financial liabilities
Deposits	$273,689	$76,428	$197,343		273,771
Federal Home Loan Bank advances	48,937		49,094		49,094
Advances by borrowers for taxes and insurance	593		593		593
Accrued interest payable	709		709		709

		Fair Value Measurements at
	Carrying	June 30, 2025 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$19,480	$19,480			$19,480
Available-for-sale securities	9,757		$9,757		9,757
Held-to-maturity securities	171		167		167
Loans receivable - net	327,248			$319,432	319,432
Federal Home Loan Bank stock	3,980				n/a
Accrued interest receivable	1,438		1,438		1,438

Financial liabilities
Deposits	$277,563	$77,988	$199,603		$277,591
Federal Home Loan Bank advances	42,760		42,837		42,837
Advances by borrowers for taxes and insurance	869		869		869
Accrued interest payable	949		949		949

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

March 31, 2026

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised solely of unrealized gains and losses on available-for-sale securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Nine months ended March 31, 2026	Three months ended March 31, 2026
Balance at beginning of period	$(145)	$(61)
Current period change	60	(24)
Balance at end of period	$(85)	$(85)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Nine months ended		Three months ended
	March 31,		March 31,
(in thousands)	2026	2025	2026	2025
Unrealized holding gains (losses) on available-for-sale securities	$80	$200	$(32)	$120
Tax effect	(20)	(50)	8	(30)
	$60	$150	$(24)	$90

Note 7: Regulatory Matters

On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, which became effective as of the same date. On February 19, 2026, the OCC published notification that it has terminated the Agreement. As a result of the termination of the Agreement, First Federal of Kentucky is no longer considered to be in “troubled condition” pursuant to 12 C.F.R. § 5.51(c)(7)(ii) and is an “eligible savings association” for purposes of 12 C.F.R. § 5.3.

In addition to terminating the Agreement, the OCC also lifted the individual minimum capital requirements imposed on First Federal of Kentucky in connection with the Agreement. For additional information, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2026.

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Regulatory Developments Regarding First Federal of Kentucky

On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, which became effective as of the same date. On February 19, 2026, the OCC published notification that it has terminated the Agreement. As a result of the termination of the Agreement, First Federal of Kentucky is no longer considered to be in “troubled condition” pursuant to 12 C.F.R. § 5.51(c)(7)(ii) and is an “eligible savings association” for purposes of 12 C.F.R. § 5.3.

In addition to terminating the Agreement, the OCC also lifted the individual minimum capital requirements imposed on First Federal of Kentucky in connection with the Agreement. For additional information, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2026. , see Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the Securities and Exchange on February 19, 2026.

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

Geopolitical volatility and recent inflation results lead general market participants to conclude there will likely be no interest rate decreases by the FOMC in this calendar year. Our March 31, 2026 EVE is anticipated to decrease by approximately 1.9% and increase by 7.5% under sudden and sustained decrease in prevailing market interest rates of 100 basis points and 200 basis points, respectively, and increase by 0.8% under a sudden and sustained increase in prevailing market rates of 100 basis points The company continues to strive for acceptable EVE in both increasing and decreasing interest rate environments. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of computing EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the nine-month periods ended March 31, 2026 and 2025, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Nine Months Ended March 31,
	2026			2025
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$330,930	$14,536	5.86%	$334,305	$13,158	5.25%
Mortgage-backed securities	11,048	304	3.67	9,143	229	3.34
Other interest-earning assets	21,020	645	4.09	22,058	862	5.21
Total interest-earning assets	362,998	15,485	5.69	365,506	14,249	5.20

Less: Allowance for credit losses	(2,177)			(2,138)
Non-interest-earning assets	12,219			12,713
Total assets	$373,040			$376,081

Interest-bearing liabilities:
Demand deposits	$18,195	$88	0.65%	$15,208	$30	0.26%
Savings	46,669	149	0.43	49,778	169	0.45
Certificates of deposit	199,388	5,741	3.84	184,011	5,826	4.22
Total deposits	264,252	5,978	3.02	248,997	6,025	3.23
Borrowings	45,598	1,479	4.33	62,748	2,186	4.65
Total interest-bearing liabilities	309,850	7,457	3.21	311,745	8,211	3.51

Noninterest-bearing demand deposits	12,201			13,632
Noninterest-bearing liabilities	2,092			2,883
Total liabilities	324,143			328,260

Shareholders’ equity	48,897			47,821
Total liabilities and shareholders’ equity	$373,040			$376,081
Net interest spread		$8,028	2.48%		$6,038	1.69%
Net interest margin			2.95%			2.20%
Average interest-earning assets to average interest-bearing liabilities			117.15%			117.25%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets (continued)

The following table represents the average balance sheets for the three-month periods ended March 31, 2026 and 2025, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended March 31,
	2026			2025
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$332,305	$4,957	5.97%	$333,187	$4,456	5.35%
Mortgage-backed securities	10,907	99	3.63	8,574	72	3.36
Other interest-earning assets	21,861	201	3.68	25,536	318	4.98
Total interest-earning assets	365,073	5,257	5.76	367,297	4,846	5.28

Less: Allowance for credit losses	(2,186)			(2,146)
Non-interest-earning assets	12,877			12,982
Total assets	$375,764			$378,133

Interest-bearing liabilities:
Demand deposits	$19,652	33	0.67%	$17,037	12	0.28%
Savings	45,446	$50	0.44	50,340	$70	0.56
Certificates of deposit	200,188	1,810	3.62	193,060	2,013	4.17
Total deposits	265,286	1,893	2.85	260,437	2,095	3.22
Borrowings	47,567	497	4.18	56,172	620	4.42
Total interest-bearing liabilities	312,853	2,390	3.06	316,609	2,715	3.43

Noninterest-bearing demand deposits	11,806			11,752
Noninterest-bearing liabilities	1,766			1,623
Total liabilities	326,425			329,984

Shareholders’ equity	49,339			48,149
Total liabilities and shareholders’ equity	$375,764			$378,133
Net interest spread		$2,867	2.70%		$2,131	1.85%
Net interest margin			3.14%			2.32%
Average interest-earning assets to average interest-bearing liabilities			116.69%			116.01%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2025 to March 31, 2026

Financial Position and Results of Operations

At March 31, 2026, the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. However, an extended economic recession could adversely impact the Company’s and the Banks’ capital position.

Assets: At March 31, 2026, the Company’s assets totaled $374.5 million, an increase of $3.3 million, or 0.9%, from total assets at June 30, 2025, due primarily to the increase in cash and cash equivalents, as well as increases in loans, net and securities available-for-sale.

Cash and cash equivalents: Cash and cash equivalents overall increased $1.8 million or 9.3% to $21.3 million at March 31, 2026. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits that increased $5.4 million or 62.8%, which were partially offset by fed funds sold decreasing $3.5 million or 40.9% compared to June 30, 2025.

Debt securities: At March 31, 2026, our securities portfolio, which consisted of mortgage-backed securities, increased $580,000 or 5.2% and totaled $10.3 million, compared to June 30, 2025.

Loans: Loans, net and loans held-for-sale in the aggregate increased $760,000 or 0.2% and totaled $328.9 million at March 31, 2026. Loans receivable, net, increased by $1.0 million or 0.3% to $328.2 million at March 31, 2026. Loans held-for-sale decreased $215,000 and totaled $662,000 at March 31, 2026. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. Because market interest rates have become more favorable, the Company has had more success in selling mortgages into the secondary market, which has led to elevated balances of loans held-for-sale.

Non-performing and classified loans: At March 31, 2026, the Company had non-performing loans (loans 90 or more days past due and still accruing or loans on nonaccrual status) of approximately $2.4 million, or 0.7% of total loans compared to $3.9 million or 1.2%, of total loans at June 30, 2025. The Company’s ACL totaled $2.2 million at both March 31, 2026 and June 30, 2025. The ACL at March 31, 2026, represented 92.3% of nonperforming loans and 0.7% of total loans, while at June 30, 2025, ACL represented 54.1% of nonperforming loans and 0.7% of total loans.

The Company had $6.4 million in assets classified as substandard for regulatory purposes at March 31, 2026, with $0 in real estate owned (“REO”). Substandard loans as a percentage of total loans (including loans acquired) was 1.9% and 1.9% at March 31, 2026 and June 30, 2025, respectively. Of substandard loans, 100.0% were secured by real estate on which the Banks have priority lien position.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2025 to March 31, 2026 (continued)

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	March 31, 2026	June 30, 2025
Substandard assets	$6,398	$6,086
Doubtful assets	-	–
Loss assets	-	–
Total classified assets	$6,398	$6,086

The Company had no real estate acquired through foreclosure at March 31, 2026 or June 30, 2025. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 and $0 at March 31,2026 and June 30, 2025, respectively.

At March 31, 2026 and June 30, 2025, the Company had $65,000 and $672,000 of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but do possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities increased $2.0 million, or 0.6% to $324.9 million at March 31, 2026, as Federal Home Loan Bank advances increased $6.2 million or 14.4% to $48.9 million and demand deposit accounts increased $3.4 million or 11.4%.

Savings account deposits decreased $4.9 million or 10.1% and totaled $43.7 million at March 31, 2026 primarily related to a decrease in savings accounts associated with distributions of funds in administration of various estate accounts. Certificates of deposit decreased $2.3 million or 1.2%, due to brokered certificates of deposit decreasing $5.7 million or 12.9% to $38.3 million, which were offset by national market deposits increasing $4.1 million and totaling $5.7 million. National market deposits are an online listing service that offer certificate of deposits to national customers, attracting additional certificates of deposit under $250,000.

Shareholders’ Equity: At March 31, 2026, the Company’s shareholders’ equity totaled $49.7 million, an increase of $1.3 million or 2.7% from June 30, 2025. The increase in shareholders’ equity was primarily associated with net income of $1.2 million, as well as accumulated other comprehensive loss decreasing $60,000 or 41.4% from a loss of $145,000 at June 30, 2025 to a loss of $85,000 at March 31, 2026.

On January 16, 2024, the Company announced the suspension of quarterly dividends indefinitely. Holders of our common stock are only entitled to receive such dividends as our Board of Directors may declare out of funds available for such payments under applicable law and regulatory guidance. We cannot predict when or whether the Company will be able to pay future common stock dividends and if so, the amount of any such common stock dividends. Our ability to pay future dividends and if so at what level will also be dependent on numerous factors, including: our ability to receive any required regulatory approval or non-objection to pay dividends or for the payment of dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company or from the Company to shareholders, the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; and our ability to successfully execute our strategy to increase earnings and core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans. See “Risk Factors” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for additional discussion regarding dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Nine-month Periods Ended March 31, 2026 and 2025

General

Net income totaled $1.2 million or $0.15 diluted earnings per share for the nine-months ended March 31, 2026, an increase of $1.2 million from net earnings of $5,000 or $0.00 diluted earnings per share for the same period in 2025. The increase in net earnings for the nine months ended March 31, 2026, was primarily attributable to increased net interest income, which was partially offset by higher non-interest expense.

Net Interest Income

Net interest income increased $2.0 million or 33.0% to $8.0 million due primarily to increased interest income and decreased interest expense. Interest income increased $1.2 million or 8.7% due to an increase in the average rate earned on interest-earning assets, which increased 49 basis points to 5.69%. Average interest-earning assets decreased $2.5 million or 0.7% to $363.0 million for the recently-ended nine months. The average rate earned on assets was due primarily to an increase in the rate earned on loans, which was the result of new loan production carrying higher interest rates and adjustable rate mortgages continuing to reprice upward. Interest expense decreased $754,000 or 9.2% to $7.5 million for the nine-months recently ended due to a decrease in the average balance of interest-bearing liabilities as well as a decrease in the average rate paid on those funds. Average interest-bearing liabilities decreased $1.9 million or 0.6% to $309.9 million for the quarterly period just ended, while the average rate paid decreased 32 basis points to 4.33% for the period.

The increase in interest income from loans period-to-period was due to the average rate earned on loans increasing 61 basis points to 5.86% despite the average balance of loans decreasing $3.4 million or 1.0% compared to the nine months ended March 31, 2025.

The decrease in interest expense was primarily due to decreased interest expense on FHLB advances of $707,000 or 32.3%. The decrease in interest expense on FHLB advances was due to both the average rate paid decreasing 32 basis points to 4.33% and the average balance decreasing $17.2 million to $45.6 million compared to the same period last year.

Net interest spread increased from 1.69% for the prior year nine-month period to 2.48% for the nine-month period ended March 31, 2026.

Provision for Credit Losses

Management determined that a $51,000 provision for credit loss was prudent during the recently-ended nine month period due to shifts in loan concentrations.

Non-interest Income

Non-interest income increased $81,000 or 20.8% to $470,000 for the nine-months ended March 31, 2026 compared to the prior year period, primarily because of an increase in net gains from sale of loans of $66,000 or 40.7%. Recently, the market has become more conducive to the sale of fixed rate mortgages to the secondary market.

Non-interest Expense

Non-interest expense increased $446,000 or 7.0% to $6.8 million for the nine months ended March 31, 2026, primarily due to higher data processing expense, outside service fees, and employee compensation and benefits. Data processing expense increased $244,000 or 54.1% due to increased core processing rates, outside service fees increased $134,000 or 35.5%, and employee compensation and benefits increased $198,000 or 5.5% due to annual performance-based adjustments and higher health insurance costs. These were partially offset by professional fees decreasing $142,000 or 49.0%.

Income Tax

Income tax expense increased $386,000 to an income tax expense of $380,000 for the nine months ended March 31, 2026, compared to the prior year period due to increased earnings. The effective tax rate for the nine-month period ended March 31, 2026 was 23.6%. Included in net income is earnings of $66,000 on bank-owned life insurance which is non-taxable.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended March 31, 2026 and 2025

General

Net income totaled $581,000 or $0.07 diluted earnings per share for the three months ended March 31, 2026, an increase of $574,000 from net income of $7,000 or $0.00 diluted earnings per share for the same period in 2025. The increase in net earnings for the quarter ended March 31, 2026 was primarily attributable to higher net interest income, which was partially offset by higher non-interest expense, higher provision for credit losses, and higher income taxes.

Net Interest Income

Net interest income increased $736,000 or 34.5% to $2.9 million due primarily to interest income increasing while interest expense decreased period to period. Interest income increased $411,000 or 8.5% to $5.3 million, while interest expense decreased $325,000 or 12.0% to $2.4 million for the recently-ended quarter. As market rates have begun to decrease, liabilities have repriced down while our assets continue to reprice upward.

The average rate earned on interest-earning assets increased 48 basis points to 5.76% and was the primary reason for the increase in interest income, as average interest-earning assets decreased $2.2 million or 0.6% to $365.1 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $501,000 or 11.2% in interest income from loans, which totaled $5.0 million for the period.

The increase in interest income from loans period-to-period was due to the average rate earned on loans increasing 62 basis points to 5.97%. The average balance of loans decreased $882,000 or 0.3% to $332.3 million for the three months ended March 31, 2026.

The average balance of interest-bearing liabilities decreased $3.8 million or 1.2% to $312.9 million for the quarter just ended, and the average rate paid decreased 37 basis points to 3.06%. The cost of liabilities decreased primarily due to decreased certificates of deposit expense, which was $203,000 or 10.1% less than the same period ended March 31, 2025. The average rate paid on certificates of deposit decreasing 55 basis points to 3.62% is the primary reason for the decrease. Interest expense on FHLB advances also decreased $123,000 as the average balance decreased $8.6 million or 15.3% and the average rate paid decreased 24 basis points to 4.18% period to period.

Net interest spread increased from 1.85% for the prior year quarterly period to 2.70% for the three-month period ended March 31, 2026.

Provision for Credit Losses

Management determined that a $41,000 provision for credit loss was prudent due to our current expected credit loss analysis performed during the recently-ended quarter and shifting loan concentrations.

Non-interest Income

Non-interest income increased $58,000 or 71.6% to $139,000 for the recently ended quarter primarily due to increased net gain of sale on loans, increasing $41,000 or 186.4% for the three months recently ended. Recently, the market has become more conducive to the sale of fixed rate mortgages to the secondary market.

Non-interest Expense

Non-interest expense increased $34,000 or 1.6% and totaled $2.2 million for the three months ended March 31, 2026, primarily due to increased data processing expense and employee compensation and benefits.

Income taxes expense increased $166,000 to $174,000 for the three months ended March 31, 2026. The effective tax rate for the three-month period ended March 31, 2026, was 23.0%. Included in net income is earnings of $29,000 on bank-owned life insurance which is non-taxable.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were no significant changes during the quarter ended March 31, 2026 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Except as relates to the termination of the Agreement with the OCC and the lifting of the IMCRs as disclosed in “Management’s Discussion and Analysis of Financial Condition -- Regulatory Developments Regarding First Federal of Kentucky”, as of March 31, 2026, the risk factors of the Company have not materially changed from those disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2025.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended March 31, 2026.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
January 1–31, 2026	–	$–	–	–
February 1–28, 2026	–	$–	–	–
March 1–31, 2026	–	$–	–	–

(1)	On May 18, 2023, the Company announced that it had substantially completed its program to repurchase up to 150,000 shares of its Common Stock, which was initiated on February 3, 2021.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended March 31, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended March 31, 2026 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date:	May 15, 2026	By:	/s/ R. Clay Hulette
R. Clay Hulette
Chief Executive Officer (Principal Executive Officer)

Date:	May 15, 2026	By:	/s/ Tyler W. Eades
Tyler W. Eades
Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)