Form 10-K
period 2026-06-30
Kentucky First Federal Bancorp
filed 2026-09-28
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2026

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

The aggregate market value of the common stock held by nonaffiliates was $14.1 million as of December 31, 2025.

Number of shares of common stock outstanding as of September 25, 2026: 8,086,715

DOCUMENTS INCORPORATED BY REFERENCE

The following lists the documents incorporated by reference and the Part of the Form 10-K into which the document is incorporated:

1.	Portions of the Annual Report to Stockholders for the Fiscal Year Ended June 30, 2026. (Part II)

2.	Portions of Proxy Statement for the 2026 Annual Meeting of Stockholders. (Part III)

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

At June 30, 2026, Kentucky First had total assets of $362.4 million, deposits of $260.8 million and stockholders’ equity of $50.3 million. The discussion in this Annual Report on Form 10-K relates primarily to the businesses of First Federal of Hazard and First Federal of Kentucky, as Kentucky First’s operations consist primarily of operating the Banks and investing funds retained in the Reorganization.

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

First Federal Savings and Loan Association of Hazard. First Federal of Hazard was formed as a federally chartered mutual savings and loan association in 1960. First Federal of Hazard operates from a single office located at 655 Main Street, Hazard, Kentucky as a community-oriented savings and loan association offering traditional financial services to consumers in Perry and surrounding counties in eastern Kentucky. It engages primarily in the business of attracting deposits from the general public and using such funds to originate, when available, loans secured by first mortgages on owner-occupied, residential real estate and occasionally other loans secured by real estate. To the extent there is insufficient loan demand in its market area, and where appropriate under its investment policies, First Federal of Hazard has historically invested in mortgage-backed and investment securities, although since the reorganization, First Federal of Hazard has been purchasing whole loans and participations in loans originated at First Federal of Kentucky. At June 30, 2026, First Federal of Hazard had total assets of $81.3 million, net loans of $73.1 million, total mortgage-backed and other securities of $2.1 million, deposits of $56.6 million and total capital of $18.2 million.

First Federal Savings Bank of Kentucky. First Federal of Kentucky is a federally chartered savings bank, which is primarily engaged in the business of attracting deposits from the general public and originating primarily adjustable-rate loans secured by first mortgages on owner-occupied and nonowner-occupied one- to four-family residences in Franklin, Boyle, Garrard and other counties in Kentucky. First Federal of Kentucky also originates, to a lesser extent, home equity loans and loans secured by churches, multi-family properties, professional office buildings and other types of property. At June 30, 2026, First Federal of Kentucky had total assets of $282.6 million, net loans of $247.4 million, total mortgage-backed and other securities of $8.9 million, deposits of $207.8 million and total capital of $30.1 million.

First Federal of Kentucky’s main office is located at 216 W. Main Street, Frankfort, Kentucky 40602 and its main telephone number is (502) 223-1638.

Market Areas

First Federal of Hazard and First Federal of Kentucky operate in four market areas.

First Federal of Hazard’s market area consists of Perry County, where the business office is located, as well as the surrounding counties of Letcher, Knott, Breathitt, Leslie and Clay Counties in eastern Kentucky. The economy in its market area has been distressed in recent years. The local economy depends on the coal industry and other industries, such as health care and manufacturing. Still, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States. In the most recent available data, using information from the Commonwealth of Kentucky Economic Development and the United States Bureau of Labor Statistics, median household income in Perry County is $46,792 compared to personal income of $64,989 in Kentucky and $82,091 in the United States. Total population in Perry County is approximately 26,824. However, as a regional economic center, Hazard tends to draw consumers and workers who commute from surrounding counties. Employment in the market area, particularly in Perry County, is led by healthcare, followed by retail, education, and public administration. During the last five years, the unemployment rate (not seasonally adjusted) has been higher than most regions, and in July 2026, was 6.9%, compared to 5.1% in Kentucky and 4.1% in the United States.

First Federal of Kentucky’s primary lending area includes the Kentucky counties of Franklin, Boyle, Garrard and surrounding counties, with the majority of lending originated on properties located in Franklin and Boyle Counties.

Franklin County has a population of approximately 52,605, of which approximately 29,000 live within the city of Frankfort, which serves as the capital of Kentucky. The primary sources of employment are public administration, education, other services, and health care. The median household income in Franklin County is $67,709. The unemployment rate is 4.4%

Boyle County has a population of approximately 31,481. The primary sources of employment are health care, retail, information services, and manufacturing. The unemployment rate is 5.5% while the median household income in Boyle County is $63,357.

Garrard County has a population of approximately 18,090. The primary sources of employment are education, health care, retail, and construction. There is a 5.0% unemployment rate and $62,246 median household income.

Lending Activities

General. Our loan portfolio consists primarily of one- to four-family residential mortgage loans. As opportunities arise, we also offer loans secured by churches, commercial real estate, and multi-family real estate. We also offer loans secured by deposit accounts and home equity loans. Substantially all of our loans are made within the Banks’ respective market areas.

Residential Mortgage Loans. Historically, our primary lending activity is the origination of mortgage loans to enable borrowers to purchase or refinance existing homes in the Banks’ respective market areas. At June 30, 2026, residential mortgage loans including construction loans and multi-family totaled $265.8 million, or 82.6%, of our total loan portfolio. We offer a mix of adjustable rate and fixed-rate mortgages with terms up to 30 years. Other than loans with very short terms, fixed-rate mortgages are originated to be sold on the secondary market. After the initial term, the rate adjustments on most of our adjustable-rate loans are indexed to the MIRS Transition Index, formerly known as PMMS+ Index. Loans originated from early 2024 are indexed to the 1-Year Constant Maturity Treasury index, plus a margin. The interest rates on these mortgages are adjusted once a year. For older loans, the limitation on annual adjustments are mostly at 1.00% while loans originated since 2024 have an annual limitation of 2.00% per adjustment period. The annual lifetime cap on older loans is 5.00% above the original rate and 6.00% on newer loans, with limitations on adjustments generally of one percentage point per adjustment period, and a lifetime cap of five percentage points. We determine loan fees charged, interest rates and other provisions of mortgage loans on the basis of our own pricing criteria and competitive market conditions. Some loans originated by the Banks have an additional advance clause which allows the borrower to obtain additional funds at prevailing interest rates, subject to management’s approval.

At June 30, 2026, the Company’s loan portfolio included $244.7 million in adjustable-rate residential mortgage loans, or 92.1% of the Company’s residential mortgage loan portfolio.

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

Construction Loans. We originate loans for a term of one year or less to individuals to finance the construction of residential dwellings for personal use or for use as rental property. On a case-by-case basis we consider construction loans on other than owner-occupied, residential property. Due to demand in our local markets, we have also increased lending to borrowers who are building homes to sell. These tend to be established borrowers building one or a few moderately-priced homes. At June 30, 2026 construction loans totaled $11.8 million, or 3.7%, of our total loan portfolio. Our construction loans generally provide for the payment of interest only during the construction phase, which is usually 9 to 15 months. Loans generally can be made with a maximum loan to value ratio of 80% of the appraised value. Funds are disbursed as progress is made toward completion of the construction based on site inspections by qualified bank staff or professional appraisers.

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

Multi-Family Loans. We offer mortgage loans secured by multi-family property (residential real estate comprised of five or more units.) At June 30, 2026, multi-family loans totaled $14.0 million, or 4.3%, of our total loan portfolio. We originate multi-family real estate loans for terms of generally 25 years or less. Loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

Nonresidential Loans. As opportunities arise, we offer mortgage loans secured by nonresidential real estate, which is generally secured by commercial office buildings, churches, and properties used for other purposes. At June 30, 2026, nonresidential real estate loans totaled $32.8 million, or 10.2% of our total loan portfolio. We originate nonresidential real estate loans for terms of generally 25 years or less and loan amounts generally do not exceed 80% of the appraised value and tend to range much lower.

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

Commercial Non-mortgage Loans. At June 30, 2026, commercial non-mortgage loans totaled $493,000, or 0.2%, of our total loan portfolio. We do not emphasize commercial non-mortgage loans, which may be secured by vehicles used in business or by inventory and equipment of the business or may be unsecured, although we do originate such loans on a limited basis and generally require a pre-existing relationship with the Bank. These loans are made only to businesses in our local market and we generally require personal guarantees of well-established individuals for these loans. Commercial loans involve an even greater degree of risk than real estate loans.

Consumer Lending. Our consumer loans include home equity lines of credit, loans secured by savings deposits, automobile loans and unsecured or personal loans. At June 30, 2026, our consumer loan balance totaled $18.9 million, or 5.9%, of our total loan portfolio. Of the consumer loan balance at June 30, 2026, $17.8 million were home equity loans, $488,000 were loans secured by savings deposits and $636,000 were automobile or unsecured loans. Our home equity loans are made on the security of residential real estate and have terms of up to 15 years. Most of our home equity loans are second mortgages subordinate only to first mortgages also held by the bank and do not exceed 80% of the estimated value of the property, less the outstanding principal of the first mortgage, although we do offer home equity loans up to 90% of the value less the balance of the first mortgage at a premium rate to qualified borrowers. These loans are not secured by private mortgage insurance. Our home equity loans require the monthly payment of 1.0% to 2.0% of the unpaid principal until maturity, when the remaining unpaid principal, if any, is due. Home equity loans bear variable rates of interest indexed to the prime rate for loans with 80% or less loan-to-value ratio, and 2% above the prime rate for loans with a loan-to-value ratio in excess of 80%. Interest rates on these loans can be adjusted monthly. At June 30, 2026, the total outstanding home equity loans amounted to 5.5% of the Company’s total loan portfolio.

Loans secured by savings are originated for up to 90% of the depositor’s savings account balance. The interest rate is varying percentage points above the rate paid on the savings account, and the account must be pledged as collateral to secure the loan. At June 30, 2026, loans on savings accounts totaled 0.2% of the Company’s total loan portfolio.

Consumer loans generally entail greater risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciable assets. Automobile and unsecured loans at June 30, 2025, totaled 0.3% of the Company’s total loan portfolio.

Loan Originations, Purchases and Sales. Loan originations come from a number of sources. The primary source of loan originations are our in-house loan originators, and to a lesser extent, advertising and referrals from customers and real estate agents. First Federal of Kentucky sells fixed-rate loans with longer maturities to the Federal Home Loan Bank of Cincinnati (“FHLB-Cincinnati”). We earn income on the loans sold through fees we charge on the origination, interest spread premiums earned when we sell the loans, and loan servicing fees on an on-going basis, because servicing rights are retained on such loans. At June 30, 2026, $36.7 million in loans were being serviced by First Federal of Kentucky for the FHLB-Cincinnati.

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

Loans to One Borrower. The maximum amount either Bank may lend to one borrower and the borrower’s related entities is limited, by regulation, to generally 15% of that Bank’s stated capital and the allowance for loan losses. At June 30, 2026, the regulatory limit on loans to one borrower was $2.7 million for First Federal of Hazard and $4.8 million for First Federal of Kentucky. Neither of the Banks had lending relationships in excess of their respective lending limits. However, loans or participations in loans may be sold among the Banks, which may allow a borrower’s total loans with the Company to exceed the limit of either individual bank.

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

If conditions exist whereby either Bank experiences a significant increase in loans outstanding or commits to originate loans that are riskier than a typical one- to four-family mortgage, management and the boards will consider reflecting the anticipated loss exposure in a separate liability. Upon implementation of ASU 2016-13 or the current expected credit loss (CECL) model at July 1, 2023, the Banks began to utilize a separate liability to reflect anticipated credit losses on loan commitments. At June 30, 2026, this amount totaled $59,000.

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

At June 30, 2026, our investment portfolio consisted of mortgage-backed securities issued and guaranteed by Fannie Mae, Freddie Mac and Ginnie Mae with stated final maturities of 30 years or less. The Company held no equity position with Fannie Mae or Freddie Mac.

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

Bank Owned Life Insurance

First Federal of Kentucky owns several Bank Owned Life Insurance policies totaling $3.1 million at June 30, 2026. The purpose of these policies is to offset future escalation of the costs of non-salary employee benefit plans such as First Federal of Kentucky’s defined benefit retirement plan and First Federal of Kentucky’s health insurance plan. The lives of certain key Bank employees are insured, and First Federal of Kentucky is the sole beneficiary and will receive any benefits upon the employee’s death. The policies were purchased from four highly-rated life insurance companies. The design of the plan allows for the cash value of the policy to be designated as an asset of First Federal of Kentucky. The asset’s value will increase by the crediting rate, which is a rate set by each insurance company and is subject to change on an annual basis. The growth of the value of the asset will be recorded as other operating income. Management does not foresee any expense associated with the plan. Because this is a life insurance product, current federal tax laws exempt the income from federal income taxes.

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

Deposit Accounts. The vast majority of our depositors are residents of the Banks’ respective market areas. Deposits are attracted from within our market areas through the offering of passbook savings and certificate accounts, and, at First Federal of Kentucky, checking accounts and individual retirement accounts (“IRAs”). We began utilizing brokered funds in June 2023 and had $29.6 million in such deposits at June 30, 2026. Deposit account terms vary according to the minimum balance required, the time periods the funds must remain on deposit and the interest rate, among other factors. In determining the terms of our deposit accounts, we consider the rates offered by our competition, profitability to us, asset liability management and customer preferences and concerns. We review our deposit mix and pricing on an ongoing basis as needed.

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

As federally chartered savings institutions, the Banks are permitted to invest an amount equal to 2% of assets in subsidiaries, with an additional investment of 1% of assets where such investment serves primarily community, inner-city and community-development purposes. Under such limitations, as of June 30, 2026, First Federal of Hazard and First Federal of Kentucky were authorized to invest up to $1.6 million and $5.6 million, respectively, in the stock of or loans to subsidiaries, including the additional 1% investment for community, inner-city and community development purposes.

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

According to the Federal Deposit Insurance Corporation (“FDIC”), at June 30, 2026, the latest date for which data is available, First Federal of Hazard had a deposit market share of 6.1% in Perry County. Its largest competitors, Hazard Bancorp (Peoples Bank & Trust Company of Hazard,), Community Trust Bancorp, Inc. (Community Trust Bank), and 1st Trust Bank, Inc., had Perry County deposit market shares of 43.3%, 26.4% and 19.8%, respectively. First Federal of Hazard’s competition for loans comes primarily from financial institutions in its market area and, to a lesser extent, from other financial services providers, such as mortgage companies and mortgage brokers. Competition for loans also comes from the increasing number of non-depository financial services companies entering the mortgage market, such as insurance companies, securities companies and specialty finance companies.

First Federal of Kentucky’s principal competitors for deposits in its market area are other banking institutions, such as commercial banks and credit unions, as well as mutual funds and other investments. First Federal of Kentucky principally competes for deposits by offering a variety of deposit accounts, convenient business hours and branch locations, customer service and a well-trained staff. According to the FDIC, at June 30, 2026, First Federal of Kentucky had deposit market share of 9.9%, 6.5% and 10.9% for the Kentucky counties of Franklin, Boyle and Garrard. Its largest competitors for depositors are the Boyle Bancorp, Inc. (The Farmers National Bank of Danville) at 25.4%, Wesbanco Bank, Inc. (Wesbanco) at 15.2% and Community Trust Bancorp, Inc., Traditional Bank, Inc, at 7.0%, and (Community Trust Bank) at 8.3% market share in the three-county area. Boyle Bancorp, Wesbanco, Inc., Traditional Bank, Inc. and Community Trust Bancorp, Inc. had assets at June 30, 2026, of $1.0 billion, $27.8 billion, $2.4 billion, and $6.9 billion, respectively. The Bank also faces considerable competition from credit unions including the Commonwealth Credit Union ($2.9 billion in assets) and the Expree Credit Union ($119.1 million in assets). First Federal of Kentucky competes for loans with other depository institutions, as well as specialty mortgage lenders and brokers and consumer finance companies. First Federal of Kentucky principally competes for loans on the basis of interest rates and the loan fees it charges, the types of loans it originates and the convenience and service it provides to borrowers. In addition, First Federal of Kentucky believes it has developed strong relationships with the businesses, real estate agents, builders and general public in its market area.

Personnel

At June 30, 2026, we had 57 full-time employees and two part-time employees, none of whom was represented by a collective bargaining unit. We believe our relationship with our employees is good.

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

Agreements with Regulators. On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, which became effective as of the same date.On February 19, 2026, the OCC published notification that it has terminated the Agreement. As a result of the termination of the Agreement, First Federal of Kentucky is no longer considered to be in “troubled condition” pursuant to 12 C.F.R. § 5.51(c)(7)(ii) and is an “eligible savings association” for purposes of 12 C.F.R. § 5.3.

In addition to terminating the Agreement, the OCC also lifted the individual minimum capital requirements imposed on First Federal of Kentucky in connection with the Agreement. For additional information, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2026. Under the terms of the Agreement, First Federal of Kentucky was required to take the following actions:

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

The Agreement required First Federal of Kentucky’s Board to (i) ensure that First Federal of Kentucky timely adopts and implements all corrective actions required by the Agreement and (ii) verify that First Federal of Kentucky adheres to the corrective actions and that they are effective in addressing First Federal of Kentucky’s deficiencies that resulted in the Agreement.

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

The EGRRCPA required the federal banking agencies, including the OCC, to establish a “community bank leverage ratio” (CBLR) for qualifying community banking organizations having less than $10 billion in average total consolidated assets and a leverage ratio of greater than 9%. The CBLR is an alternative framework that permits qualifying institutions to calculate a leverage ratio to measure capital adequacy. Institutions opting into the CBLR framework are not be required to calculate or report risk-based capital and are deemed to have met the “well capitalized” ratio requirements and be in compliance with the generally applicable capital rule if they meet the CBLR ratio. The CBLR ratio is the ratio of a banking organization’s Tier 1 capital to its average total consolidated assets as reported on the banking organization’s applicable regulatory filings. The federal agencies published a final rule on October 9, 2020, effective November 9, 2020, that set the CBLR at 9% beginning on January 1, 2022. The CARES Act directed the federal banking agencies to issue an interim rule temporarily lowering the CBLR ratio to 8% which the agencies did with a transition back to 9% by year-ended 2021. The Banks elected to use the CBLR framework effective for the quarter ended March 31, 2020. As of June 30, 2026, the capital levels of First Federal of Hazard and First Federal of Kentucky exceed the minimum required capital amounts for capital adequacy. See Note J-Stockholders’ Equity and Regulatory Capital in notes to financial statements.

In August 2024, First Federal of Kentucky entered into an Agreement with the OCC. The OCC has also imposed individual minimum capital requirements (“IMCRs”) which require First Federal of Kentucky to achieve and maintain capital levels in excess of the minimum capital standards required under OCC’s Prompt Corrective Action framework. Under the IMCRs, First Federal of Kentucky was required to achieve and maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. First Federal of Kentucky exceeded the requirements of the IMCRs while they were in effect. On February 19, 2026, the OCC published a notification that it has terminated the Agreement. As a result of the termination of the Agreement, First Federal of Kentucky is no longer considered to be in “troubled condition” pursuant to 12 C.F.R. § 5.51(c)(7)(ii) and is an “eligible savings association” for purposes of 12 C.F.R. § 5.3. In addition to terminating the Agreement, the OCC also lifted the individual minimum capital requirements imposed on First Federal of Kentucky in connection with the Agreement. For additional information, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2026.

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

Limitation on Capital Distributions. OCC regulations impose limitations upon all capital distributions by a federal savings association, including cash dividends, payments to repurchase its shares and payments to shareholders of another institution in a cash-out merger. Under the regulations, an application to and the prior approval of the OCC is required before any capital distribution if, among other circumstances the association will not remain an “eligible” savings association (i.e., generally, well capitalized and with examination and Community Reinvestment Act ratings in the two top categories), the total capital distributions for the calendar year exceed net income for that year plus the amount of retained net income for the preceding two years, the federal savings association is directly or indirectly controlled by a mutual savings and loan holding company or the distribution would otherwise be agreement with the OCC. In addition, the federal savings association must provide 30 days prior notice to the Federal Reserve Board of the capital distribution if, like First Federal of Hazard and First Federal of Kentucky, it is a subsidiary of a holding company. If First Federal of Hazard’s or First Federal of Kentucky’s capital were ever to fall below its regulatory requirements or the OCC notified it that it was in need of increased supervision, its ability to make capital distributions could be restricted. In addition, the OCC could prohibit a proposed capital distribution that would otherwise be permitted by the regulation, if the agency determines that such distribution would constitute an unsafe or unsound practice.

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

A savings association that fails the qualified thrift lender test is immediately subject to certain operating restrictions, including restrictions on new activities, branching and the payment of dividends. The Dodd-Frank Act also specifies that failing the qualified thrift lender test is a violation of law that could result in an enforcement action. Failure to correct the violation within 12 months will cause the association’s savings and loan holding company to register as and be deemed a bank holding company. At June 30, 2026, First Federal of Hazard and First Federal of Kentucky were in compliance with the qualified thrift lender test in each of the prior 12 months.

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

Assessments. Federal savings associations pay assessments to the OCC to fund its operations. The general assessments, paid on a semi-annual basis, are based upon the savings association’s total assets, including consolidated subsidiaries, its financial condition and the complexity of its portfolio. During the current year, our assessments totaled $59,000.

Insurance of Deposit Accounts. The deposits of both First Federal of Hazard and First Federal of Kentucky are insured up to applicable limits by the DIF administered by the FDIC. Deposit insurance per account owner is currently $250,000. Under the FDIC’s risk-based assessment system, insured depositories are assigned a risk category based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned, and certain adjustments specified by FDIC regulations. Institutions deemed less risky pay lower assessments. The FDIC may adjust the scale uniformly, except that no adjustment can deviate more than two basis points from the base scale without notice and comment. No institution may pay a dividend if in default of the federal deposit insurance assessment. Assessment rates currently range from 1.5 to 30 basis points of total average assets less average tangible equity.

The FDIC has authority to increase insurance assessments. A significant increase in insurance premiums would likely have an adverse effect on the operating expenses and results of operations of the Banks. Management cannot predict what insurance assessment rates will be in the future.

Federal Home Loan Bank System. First Federal of Hazard and First Federal of Kentucky are members of the Federal Home Loan Bank System, which consists of 11 regional Federal Home Loan Banks. The Federal Home Loan Bank provides a central credit facility primarily for member institutions. As members of the Federal Home Loan Bank of Cincinnati, First Federal of Hazard and First Federal of Kentucky are each required to acquire and hold shares of capital stock in that Federal Home Loan Bank. First Federal of Hazard and First Federal of Kentucky were in compliance with this requirement with investments in Federal Home Loan Bank of Cincinnati stock at June 30, 2026, of $521,000 and $3.4 million, respectively.

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

Anti-Money Laundering and OFAC. Under federal law, financial institutions must maintain anti-money laundering programs that include established internal policies, procedures, and controls. Financial institutions are also prohibited from entering into specified financial transactions and account relationships and must meet enhanced standards for due diligence and customer identification. Financial institutions must take reasonable steps to conduct enhanced scrutiny of account relationships to guard against money laundering and to report any suspicious transactions. Law enforcement authorities have been granted increased access to financial information maintained by financial institutions. Bank regulators routinely examine institutions for compliance with these obligations and they consider an institution’s compliance in connection with the regulatory review of applications, including applications for banking mergers and acquisitions. The U.S. Department of the Treasury’s Office of Foreign Assets Control, or “OFAC,” is responsible for helping to ensure that U.S. entities do not engage in transactions with certain prohibited parties, as defined by various Executive Orders and Acts of Congress. OFAC publishes lists of persons, organizations, and countries suspected of aiding, harboring or engaging in terrorist acts, known as Specially Designated Nationals and Blocked Persons. If the Bank finds a name on any transaction, account or wire transfer that is on an OFAC list, the Bank must freeze or block such account or transaction, file a suspicious activity report and notify the appropriate authorities. The U.S. Treasury Department’s Financial Crises Enforcement Network rules include customer due diligence requirements for banks, including a requirement to identify and verify the identity of beneficial owners of customers that are legal entities, subject to certain exclusions and exemptions.

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

Capital Requirements. Savings and loan holding companies are generally subject to consolidated capital requirements. The Federal Reserve Board has provided a “Small Bank Holding Company” exception to its consolidated capital requirements, and EGRRCP directed the Federal Reserve Board to increase the asset threshold for the exception to $3.0 billion, which was done in 2018. Consequently, savings and loan holding companies of less than $3.0 billion of assets, such as First Federal, MHC and Kentucky First, are exempt from consolidated capital requirements unless otherwise directed by the Federal Reserve Board individually.

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

Dividends. The Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies, which expressed the Federal Reserve Board’s view that a bank holding company should pay cash dividends only to the extent that the company’s net income for the past year is sufficient to cover both the cash dividends and a rate of earnings retention that is consistent with the company’s capital needs, asset quality and overall financial condition. The Federal Reserve Board also indicated that it would be inappropriate for a company experiencing serious financial problems to borrow funds to pay dividends. Furthermore, under the prompt corrective action regulations, the Federal Reserve Board may prohibit a bank holding company from paying any dividends if the holding company’s insured depository institution subsidiary is classified as “undercapitalized.” See “Federal Savings Association Regulation – Prompt Corrective Regulatory Action.”

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

Waivers of Dividends by First Federal MHC. Federal Reserve Board regulations require First Federal MHC to notify the Federal Reserve Board if it proposes to waive the right to receive dividends declared by Kentucky First. The Dodd-Frank Act specified that dividends may be waived if certain conditions are met, including that the Federal Reserve Board does not object after being given written notice of the dividend and proposed waiver. The Federal Reserve Board may not object to such a waiver (i) if the mutual holding company involved has, prior to December 1, 2009, reorganized into a mutual holding company structure, engaged in a minority stock offering and waived dividends it had a right to receive; (ii) the board of directors of the mutual holding company expressly determines that a waiver of the dividend is consistent with its fiduciary duties to members and (iii) the waiver would not be detrimental to the safe and sound operation of the savings association subsidiaries of the holding company. Beginning with the dividend paid in September 2012, First Federal MHC has annually sought member approval to obtain Federal Reserve Board approval to waive the MHC’s dividends from the Company. In January 2024, the Company announced that dividends to shareholders would be suspended indefinitely, and that First Federal MHC had suspended efforts to seek member approval to obtain the dividend waiver in the coming year. On July 28, 2026, , the Company’s Board of Directors announced the resumption of the dividend and declared a cash dividend of $0.05 per share payable on September 21, 2026. For more information, see Item 1A, “Risk Factors – Our ability to pay dividends is subject to the ability of First Federal of Hazard and First Federal of Kentucky to make capital distributions to Kentucky First and the waiver of dividends by First Federal MHC.”

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

Federal Taxation. The federal income tax laws apply to us in the same manner as to other corporations with some exceptions, including particularly the reserve for bad debts discussed below. The following discussion of tax matters is intended only as a summary and does not purport to be a comprehensive description of the tax rules applicable to us. Our federal income tax returns are subject to examination for years 2019 and later. The federal statutory tax rate was 21% for the fiscal years ended June 30, 2026 and 2025.

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

For fiscal years beginning before June 30, 1996, thrift institutions that qualified under certain definitional tests and other conditions of the Internal Revenue Code were permitted to use certain favorable provisions to calculate their deductions from taxable income for annual additions to their bad debt reserve. A reserve could be established for bad debts on qualifying real property loans, generally secured by interests in real property improved or to be improved, under the percentage of taxable income method or the experience method. The reserve for nonqualifying loans was computed using the experience method. Federal legislation enacted in 1996 repealed the reserve method of accounting for bad debts and the percentage of taxable income method for tax years beginning after 1995 and require savings institutions to recapture or take into income certain portions of their accumulated bad debt reserves. First Federal of Hazard did not qualify for such favorable tax treatment for any years through 1996. Approximately $5.2 million of First Federal of Kentucky’s accumulated bad debt reserves would not be recaptured into taxable income unless Frankfort First makes a “non-dividend distribution” to Kentucky First as described below. If First Federal of Hazard or First Federal of Kentucky makes “non-dividend distributions” to us, the distributions will be considered to have been made from First Federal of Hazard’s and First Federal of Kentucky’s unrecaptured tax bad debt reserves, including the balance of their reserves as of December 31, 1987, to the extent of the “non-dividend distributions,” and then from First Federal of Kentucky’s supplemental reserve for losses on loans, to the extent of those reserves, and an amount based on the amount distributed, but not more than the amount of those reserves, will be included in First Federal of Kentucky’s taxable income. Non-dividend distributions include distributions in excess of First Federal of Kentucky’s current and accumulated earnings and profits, as calculated for federal income tax purposes, distributions in redemption of stock, and distributions in partial or complete liquidation. Dividends paid out of First Federal of Kentucky’s current or accumulated earnings and profits will not be so included in First Federal of Kentucky’s taxable income.

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

Net interest income rose $2.8 million from June 30, 2025 to June 30, 2026 as a result of increased interest income and decreased interest expense. This time period consisted of the Federal Reserve Board (“FOMC”) decreasing interest rates, which in part improved net interest income. The FOMC has since increased their target and subsequently increased rates 25 basis points in September, 2026.

If interest rates continue to rise in the future, our net interest income may decline in the short term since, due to the generally shorter terms of interest-bearing liabilities, interest expense paid on interest-bearing liabilities, increases more quickly than interest income earned on interest-earning assets, such as loans and investments. In addition, rising interest rates may hurt our income because of reduced demand for new loans and refinancing loans may in turn result in reduced interest and fee income earned on new loans and loan refinancings. While we believe that modest interest rate increases will not significantly hurt our interest rate spread over the long term due to our high level of liquidity and the presence of a significant amount of adjustable-rate mortgage loans in our loan portfolio, interest rate increases may initially reduce our interest rate spread until such time as our loans and investments reprice to higher levels.

Changes in interest rates also affect the value of our interest-earning assets, and in particular our securities portfolio. Generally, the value of fixed-rate securities fluctuates inversely with changes in interest rates. Unrealized gains and losses on securities available for sale are reported as separate components of equity. Decreases in the fair value of securities available for sale resulting from increases in interest rates therefore could have an adverse effect on stockholders’ equity. At June 30, 2026, this decrease in fair value of the securities, otherwise known as Accumulated other comprehensive loss totaled $129,000 or 1.2% of our securities portfolio.

Rising interest rates may adversely affect the ability of borrowers to repay loans.

We offer fixed-rate and adjustable-rate mortgage loans with terms of up to 30 years; however, across our loan portfolio, interest rates and payments adjust annually after a one-, three-, five- or seven-year initial fixed period. At June 30, 2026, 92.1% of our residential real estate loan portfolio was adjustable-rate loans. Rising interest rates could have a negative impact on our results of operations by reducing the ability of borrowers to repay their current loan obligations as interest rates rise, the borrower’s payments rise, increasing the potential for delinquencies and defaults.

Risks Related to Our Lending Activities

Inflationary pressures and rising prices may affect our results of operations and financial condition.

Inflation has risen sharply since the end of 2021 to levels not seen for over 40 years. Inflationary pressures are currently expected to remain elevated throughout 2026. Inflation could lead to increased costs to our customers, making it more difficult for them to repay their loans or other obligations. While interest rates have declined since September 2024, the FOMC raised interest rates by a quarter of a percentage point in September 2026 and higher interest rates may be needed to tame persistent inflationary price pressures, which could also push down asset prices and weaken economic activity. A deterioration in economic conditions in the United States and our markets could result in an increase in loan delinquencies and non-performing assets, decreases in loan collateral values and a decrease in demand for our products and services, all of which, in turn, would adversely affect our business, financial condition and results of operations.

If our allowance for credit losses is not sufficient to cover actual loan losses, our results of operations would be negatively affected.

In determining the amount of the allowance for credit losses, we analyze our loss and delinquency experience by loan categories and we consider the effect of existing economic conditions. In addition, we make various assumptions and judgments about the collectability of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. If the actual results are different from our estimates, or our analyses are incorrect, our allowance for credit losses may not be sufficient to cover losses inherent in our loan portfolio, which would require additions to our allowance and would decrease our net income. An emphasis on loan growth or shifting the types of loans the banks make, as well as any future credit deterioration, could require us to increase our allowance further in the future. In addition, our banking regulators periodically review our allowance for loan losses and could require us to increase our provision for loan losses. Any increase in our allowance for credit losses or loan charge-offs as required by regulatory authorities may have a material adverse effect on our results of operations and financial condition.

A large percentage of our loans are collateralized by real estate and disruptions in the real estate market may result in losses and hurt our earnings.

Approximately 99.5% of our loan portfolio at June 30, 2026 was comprised of loans collateralized by real estate. Disruptions in the real estate market could significantly impair the value of our collateral and our ability to sell the collateral upon foreclosure. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If real estate values decline, it will become more likely that we would be required to increase our allowance for loan losses. If during a period of reduced real estate values, we are required to liquidate the collateral securing a loan to satisfy the debt or to increase our allowance for credit losses, it could materially reduce our profitability and adversely affect our financial condition.

Our concentration of residential mortgage loans exposes us to increased lending risks.

At June 30, 2026, $240.0 million, or 74.6%, of our loan portfolio was secured by one-to-four family real estate, all of which is located in the Commonwealth of Kentucky, and we intend to continue this type of lending in the foreseeable future. One-to-four family residential mortgage lending is generally sensitive to regional and local economic conditions that significantly impact the ability of borrowers to meet their loan payment obligations, making loss levels difficult to predict. A decline in residential real estate values as a result of a downturn in the local housing markets or in the markets in neighboring states in which we originate residential mortgage loans could reduce the value of the real estate collateral securing these types of loans. Declines in real estate values could cause some of our residential mortgages to be inadequately collateralized, which would expose us to a greater risk of loss if we seek to recover on defaulted loans by selling the real estate collateral.

The distressed economy in First Federal of Hazard’s market area could hurt our profits and slow our growth.

Our banks operate in four distinct market areas. First Federal of Hazard’s market area consists of Perry and surrounding counties in eastern Kentucky. The economy in this market area has been distressed in recent years due to the decline in the coal industry on which the economy has been dependent. While the region has seen improvement in the economy from the influx of other industries, such as health care and manufacturing, the competition provided by new methods of extracting natural gas has recently hurt the coal industry. As a consequence, the economy in First Federal of Hazard’s market area continues to lag behind the economies of Kentucky and the United States and First Federal of Hazard has experienced insufficient loan demand in its market area. Moreover, the slow economy in First Federal of Hazard’s market area will limit our ability to grow our asset base in that market.

Our mortgage banking revenue and the value of our mortgage servicing rights can be volatile.

We plan to continue to sell our longer-term, conforming and non-conforming fixed-rate loans that we originate to generate noninterest income. We also earn revenue from fees we receive for servicing mortgage loans. Changes in interest rates may impact our mortgage banking revenues, which could negatively impact our noninterest income. When rates rise, the demand for mortgage loans usually tends to fall, reducing loan origination volume and the related amount of gains on the sales of loans. Under the same conditions, net revenue from our mortgage servicing activities can increase due to slower prepayments, which reduces our amortization expense for mortgage servicing rights. When rates fall, mortgage originations usually tend to increase and the value of our mortgage servicing rights usually tends to decline, also with some offsetting revenue effect. During the fiscal year ended June 30, 2026, non-interest income increased $129,000 or 25.8% compared to June 30, 2025 and totaled $629,000, primarily due to increased net gains on sales of loans of $108,000 or 53.7%.

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

In March 2023, Silicon Valley Bank and Signature Bank experienced large deposit outflows coupled with insufficient liquidity to meet withdrawal demands, resulting in the institutions being placed into FDIC receivership. In May 2023, First Republic Bank was also placed into FDIC receivership. In the aftermath of these events, there has been substantial market disruption and concerns that diminished depositor confidence could spread across the banking industry, leading to deposit outflows that could destabilize other institutions. To strengthen public confidence in the banking system, the FDIC took action to protect funds held in uninsured deposit accounts at Silicon Valley Bank, Signature Bank and First Republic Bank. However, the FDIC has not committed to protecting uninsured deposits in other institutions that experience outsized withdrawal demands. To further bolster the banking system, the Federal Reserve Board created a new Bank Term Funding Program to provide an additional source of liquidity. At June 30, 2026, we had $27.4 million in available liquidity, including $16.5 million in cash and cash equivalents. Our uninsured deposits are estimated to be approximately $31.7 million or 12.2% of total deposits. At June 30, 2026, we had off-balance sheet liquidity sources totaling $89.4 million, including $76.1 million in additional borrowing capacity at the Federal Home Loan Bank of Cincinnati. Notwithstanding our significant liquidity, large deposit outflows could adversely affect our financial condition and results of operations and could result in the closure of the Banks. Furthermore, the recent bank failures may result in strengthening of capital and liquidity rules which, if the revised rules apply to us, could adversely affect our financial condition and results of operations.

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

In previous years, First Federal MHC has received Federal Reserve Board approval to waive quarterly dividends otherwise payable by the Company totaling $0.40 per share annually beginning with the dividend paid on September 28, 2012 and continuing through the dividend payable in the third quarter of 2024. However, First Federal MHC did not seek to obtain regulatory approval to waive dividends for periods after the third quarter of 2024, and the prior Federal Reserve Board approval to waive the payment of quarterly dividends that would otherwise be payable to First Federal MHC expired. On July 28, 2026, First Federal MHC held a meeting to vote on a proposal to permit First Federal MHC to waive its right to receive quarterly dividends aggregating up to $0.40 per share declared by Kentucky First during the 12-month period following member approval of the dividend waiver proposal. The members of First Federal MHC voted and approved the waiver of First Federal MHC’s right to receive quarterly dividends and the Company has resumed the payment of dividends. In the future, it is expected that First Federal MHC will waive future dividends, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. We cannot predict whether members will continue to approve annual dividend waiver requests or whether the Federal Reserve Board will grant future dividend waiver requests and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as First Federal MHC. If First Federal MHC is unable to waive the receipt of dividends, the Company’s ability to pay dividends to our stockholders may be substantially impaired and the amounts of any such dividends may be significantly reduced.

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

Risks Related to Laws and Regulations

Regulation of the financial services industry is intense, and we may be adversely affected by changes in laws and regulations.

We are subject to extensive government regulation, supervision and examination, including the imposition of restrictions on our operations, the classification of our assets and determination of the adequacy of the level of our allowance for credit losses. These regulations, along with existing tax, accounting, securities, insurance and monetary laws, rules, standards, policies, and interpretations, control the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. Such regulation, supervision and examination govern the activities in which we may engage and are intended primarily for the protection of the federal deposit insurance fund and the Banks’ depositors, rather than the protection of the Company’s stockholders. Any change in such regulation and oversight, whether in the form of regulatory policy, regulations, legislation or supervisory action, may have a material impact on our operations. Further, changes in accounting standards can be both difficult to predict and involve judgment and discretion in their interpretation by us and our independent accounting firm. These changes could materially impact, potentially even retroactively, how we report our financial condition and results of operations. Any future legislative or regulatory changes could have a material impact on our profitability, the value of assets held for investment or the value of collateral for loans. Future legislative changes could also require changes to business practices and potentially expose us to additional costs, liabilities, enforcement action and reputational risk. Federal regulatory agencies also have the ability to take strong supervisory actions against financial institutions that have experienced increased loan production and losses and other underwriting weaknesses or have compliance weaknesses. These actions include entering into formal or informal written agreements and cease and desist orders that place certain limitations on their operations, and/or they can impose fines. If we were to become subject to a regulatory action, such action could negatively impact our ability to execute our business plan, and result in operational restrictions, as well as our ability to grow, pay dividends, repurchase stock or engage in mergers and acquisitions. On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, which became effective as of the same date. As a result of the Agreement, pursuant to 12 C.F.R. § 5.51(c)(7)(ii), First Federal of Kentucky was deemed to be in “troubled condition,” and was not an “eligible savings association” for purposes of 12 C.F.R. § 5.3. In addition to the formal written Agreement, the OCC also imposed individual minimum capital requirements (“IMCRs”) on First Federal of Kentucky. The IMCRs required First Federal of Kentucky to maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. If the OCC were to have determined that First Federal of Kentucky was not in compliance with the Agreement, it would have available various remedies, including among others, the power to enjoin “unsafe or unsound” practices, to require affirmative action to correct any conditions resulting from any violation or practice, to direct an increase in capital, to restrict the growth of First Federal of Kentucky, to remove officers and/or directors, to assess civil monetary penalties, and to impose limitations on our business at First Federal of Kentucky, any of which could negatively affect our ability to implement our business plan and pay dividends on our common stock, and may negatively affect the value of our common stock as well as our financial condition and results of operations. On February 19, 2026, the OCC published notification that it had terminated the Agreement. In addition to terminating the Agreement, the OCC also lifted the individual minimum capital requirements imposed on First Federal of Kentucky in connection with the Agreement. For additional information regarding the Agreement and the IMCRs and the termination of the Agreement and the IMCRs, see “Item 1: Business—Regulation and Supervision.

We may be unable to disclose some regulatory restrictions or limitations on our operations imposed by our regulators, even if material to our business.

As part of our regular examination process, our regulators may advise us to operate under various restrictions as a prudential matter. Any such actions or restrictions, if and in whatever manner imposed, could adversely affect our costs and revenues. Moreover, efforts to comply with any such nonpublic supervisory actions or restrictions may require material investments in additional resources and systems, as well as a significant commitment of managerial time and attention. As a result, such supervisory actions or restrictions, if and in whatever manner imposed, could have a material adverse effect on our business and results of operations; and, in certain instances, we may not be able to publicly disclose these matters, even if material to our business.

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

Changes in tax laws contained in the Tax Cuts and Jobs Act, which was enacted in December 2017, and the legislation commonly known as the “One Big Beautiful Bill Act” signed into law on July 4, 2025, includes a number of provisions that will have an impact on the banking industry, borrowers and the market for residential real estate. Included in this legislation were: (i) a lower limit on the deductibility of mortgage interest on single-family residential mortgage loans, (ii) the elimination of interest deductions for home equity loans, (iii) a limitation on the deductibility of business interest expense and (iv) a limitation on the deductibility of property taxes and state and local income taxes.

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

Federal regulators require federally insured depository institutions to meet several minimum capital standards: (1) total capital to risk-weighted assets of 8.0%; (2) tier 1 capital to risk-weighted assets of 6.0%; (3) common equity tier 1 capital to risk-weighted assets of 4.5%; and (4) tier 1 capital to adjusted total assets of 4.0%. In addition to establishing the minimum regulatory capital requirements, the regulations limit capital distributions and certain discretionary bonus payments to management if the institution does not hold a “capital conservation buffer” consisting of 2.5% of common equity tier 1 capital to risk-weighted assets above the amount necessary to meet its minimum risk-based capital requirements. The regulators established a framework for the classification of savings institutions into five categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized. Generally, an institution is considered well capitalized if it has: a total capital to risk-weighted assets ratio of at least 10.0%, a tier 1 capital to risk-weighted assets ratio of at least 8.0%, a common tier 1 capital to risk-weighted assets ratio of at least 6.5%, and a tier 1 capital to adjusted total assets ratio of at least 5.0%. In August 2024, First Federal of Kentucky entered into an Agreement with the OCC and the OCC imposed IMCRs which required First Federal of Kentucky to achieve and maintain capital levels in excess of the minimum capital standards required under OCC’s Prompt Corrective Action framework. Under the IMCRs, First Federal of Kentucky was required to achieve and maintain a common equity tier 1 capital ratio of at least 9.0%, a tier 1 capital ratio of at least 11.0%, a total capital ratio of at least 12.0%, and a leverage ratio of at least 9.0%. On February 19, 2026, the OCC published a notification that it had terminated the Agreement. In addition to terminating the Agreement, the OCC also lifted the IMCRs imposed on First Federal of Kentucky in connection with the Agreement.

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

On January 16, 2024, we announced that the Board had determined to suspend the payment of quarterly dividends. On July 28, 2026, First Federal MHC approved a proposal to permit First Federal MHC to waive its right to receive quarterly dividends aggregating up to $0.40 per share declared by Kentucky First during the 12-month period following member approval of the dividend waiver proposal. Following the approval of the dividend waiver, the Company’s Board of Directors announced the resumption of the dividend and declared a cash dividend of $0.05 per share payable on September 21, 2026 to shareholders of record on August 31, 2026. It is expected that First Federal MHC will continue to waive future dividends, to the extent Kentucky First continues to pay dividends in future periods, except to the extent dividends are needed to fund First Federal MHC’s continuing operations, subject to the ability of First Federal MHC to obtain regulatory approval of its requests to waive dividends and to its ability to obtain member approval of dividend waivers. We cannot predict whether members will continue to approve annual dividend waiver requests or whether the Federal Reserve Board will grant future dividend waiver requests and, if granted, there can be no assurance as to the conditions, if any, the Federal Reserve Board will place on future dividend waiver requests by grandfathered mutual holding companies such as First Federal MHC. If First Federal MHC is unable to waive the receipt of dividends, our ability to pay dividends to our stockholders may be substantially impaired and the amounts of any such dividends may be significantly reduced.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity.

Cybersecurity Risk Management and Strategy

The Company regards information and data as valuable assets. As a result, we have implemented safeguards to protect corporate information and data assets. Associated and established technology resources maintain the integrity, availability, and privacy of confidential information of the respective assets. Additionally, we maintain a similar risk-based approach to our third-party vendors including identifying and overseeing cybersecurity risks they present.

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

Material Cybersecurity Threat Risks

The Company has not experienced any material losses relating to cybersecurity threats or incidents for the year ended June 30, 2026. We are not aware of any risks from cybersecurity threats, including as a result of any previous cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition. Although we have a robust cybersecurity program that is designed to assess, identify, and manage material risks from cybersecurity threats, we cannot provide absolute surety that we have properly identified or mitigated all vulnerabilities or risks of incidents. The Company, and the third parties that the Company engages, are subject to constant and evolving threats of attack and cybersecurity incidents may be more difficult to detect for periods of time. A cybersecurity incident could harm our business strategy, results of operations, financial condition, reputation, and/or subject us to regulatory actions or litigation which may result in fines, judgments or indictments.

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

Management’s Role in Managing Risk

The ISO plays a pivotal role in informing the Board of Directors on cybersecurity risks. The ISO, other information security staff, and members of senior management meet regularly as the Technology Steering Committee. Reports of their meetings are shared with the boards of our subsidiary banks. Committee reports provide comprehensive briefings to both the Board and the Audit Committee as part of management’s reporting. These briefings encompass a broad range of topics, including:

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

Item 2. Properties.

We conduct our business through seven offices. The following table sets forth certain information relating to our offices at June 30, 2026.

	Year Opened/ Acquired	Owned or Leased	Net Book Value at June 30, 2026	Approximate Square Footage
	(Dollars in thousands)
First Federal of Hazard Main Office: 655 Main Street Hazard, Kentucky 41701	2016	Owned	$616	5,600

First Federal of Kentucky Main Office: 216 West Main Street Frankfort, Kentucky 40601	2005	Owned	811	14,000

194 Versailles Road Frankfort, Kentucky 40601	2015	Owned	783	2,700

1220 US 127 South Frankfort, Kentucky 40601	2005	Owned	429	2,480

340 West Main Street Danville, Kentucky 40422	2012	Owned	476	8,700

120 Skywatch Drive Danville, Kentucky 40422	2012	Owned	657	2,300

208 Lexington Street Lancaster, Kentucky 40444	2012	Owned	382	4,300

The net book value of our investment in premises and equipment was $4.1 million at June 30, 2026. See Note E of Notes to Consolidated Financial Statements.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)	The information contained under the sections captioned “Market Information” in the Company’s Annual Report to Stockholders for the Fiscal Year Ended June 30, 2026 (the “Annual Report”) filed as Exhibit 13 hereto is incorporated herein by reference.

(b)	Not applicable.

(c)	The Company repurchased no equity securities registered under the Securities Exchange Act of 1934, as amended, during any quarter of the fiscal year ended June 30, 2026.

(1)	No stock was purchased in the fiscal years ended June 30, 2026 and 2025. There is no stock repurchase plan in place as of June 30, 2026.

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

Management assessed the effectiveness of the company’s internal control over financial reporting as of June 30, 2026, based upon criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission – 2013 (“COSO”).

Based on this assessment and on the forgoing criteria, management has concluded that, as of June 30, 2026, the Company’s internal control over financial reporting is effective.

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

/s/ R. Clay Hulette	/s/ Tyler W. Eades
R. Clay Hulette	Tyler W. Eades
Chief Executive Officer	Vice President and Chief Financial Officer

(c)	Changes to Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

During the three months ended June 30, 2026, no director or officer of the Company adopted or terminated any “Rule 10b5-1 trading arrangement,” or any “non-Rule 10b-5 trading arrangement,” as such terms are defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Directors

The information contained under the section captioned “Item I – Election of Directors” in the Company’s definitive proxy statement for the Company’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) is incorporated herein by reference.

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

Insider Trading Policies and Procedures

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

Item 11. Executive Compensation.

The information contained under the section captioned “Executive Compensation” in the Proxy Statement is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)	Security Ownership of Certain Beneficial Owners. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(b)	Security Ownership of Management. Information required by this item is incorporated herein by reference to the section captioned “Stock Ownership” in the Proxy Statement.

(c)	Changes in Control. Management of the Company knows of no arrangements, including any pledge by any person of securities of the Company, the operation of which may at a subsequent date result in a change in control of the Company.

(d)	Equity Compensation Plans. The following table sets forth certain information with respect to the Company’s equity compensation plans as of June 30, 2026.

	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	—	—

Equity compensation plans not approved by security holders	—	—	—

Total	—	—	—

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of Documents Filed as Part of This Report

(1)	Financial Statements. The following consolidated financial statements are incorporated by reference from Item 8 hereof (see Exhibit 13):

(2)	Financial Statement Schedules. All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements and related notes thereto.

(3)	Exhibits. The following is a list of exhibits filed as part of this Annual Report on Form 10-K and is also the Exhibit Index.

No.	Description
3.1[1]	Charter of Kentucky First Federal Bancorp
3.2[2]	Amended and Restated Bylaws of Kentucky First Federal Bancorp
3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp
3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp
3.5[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp
4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp
4.2[6]	Description of Kentucky First Federal Bancorp’s Common Stock Registered Under Section 12 of the Securities and Exchange Act of 1934
10.1[7]	Employment Agreement between Kentucky First Federal Bancorp and Don D. Jennings, as amended†
10.2[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Don D. Jennings, as amended†
10.5[7]	Employment Agreement between First Federal Savings Bank of Kentucky and Teresa Kuhl, as amended†
10.6[7]	Amended and Restated First Federal Savings and Loan Association of Hazard Change in Control Severance Compensation Plan†
10.7[7]	Amended and Restated First Federal Savings Bank of Kentucky Change in Control Severance Compensation Plan†
10.8[7]	Amended and Restated First Federal Savings and Loan Association Supplemental Executive Retirement Plan†
10.15[6]	Employment Agreement by and between First Federal Savings and Loan of Hazard and Jamie S. Coffey†
10.16[8]	Formal Written Agreement, dated August 13, 2024, between First Federal Savings Bank of Kentucky and the Office of the Comptroller of the Currency
10.17[9]	Letter Agreement dated October 2, 2025, between First Federal Savings Bank of Kentucky and Kentucky First Federal Bancorp, Inc†.
13	Annual Report to Stockholders for the Fiscal Year Ended June 30, 2026
19[10]	Kentucky First Federal Bancorp Policy Regarding Insider Trading
21	Subsidiaries
31.1	Rule 13a-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32	Section 1350 Certifications
97[10]	Kentucky First Federal Bancorp Incentive-Compensation Recoupment Policy
101	The following materials from the Company’s Annual Report on Form 10-K for the year ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income, (iv) the Consolidated Statements of Changes in Shareholders’ Equity, (v) the Consolidated Statements of Cash Flows and the (vi) Notes to Consolidated Financial Statements.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

†	Management contract or compensation plan or arrangement.
(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).
(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).
(3)	Incorporated herein by reference to the Company’s Form 8-K filed on August 25, 2017 (File No. 000-51176).
(4)	Incorporated herein by reference to the Company’s Form 8-K filed on September 28, 2020 (File No. 000-51176).
(5)	Incorporated herein by reference to the Company’s Form 8-K filed on February 2, 2022 (File No. 000-51176).
(6)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2020 (File No. 0-51176).
(7)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2008 (File No. 0-51176).
(8)	Incorporated herein by reference to the Company’s Form 8-K filed on August 15, 2024 (File No. 000-51176).
(9)	Incorporated herein by reference to the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 (File No. 0-51176).
(10	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2025 (File No. 0-51176).

(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are either filed as part of this Annual Report on Form 10-K or incorporated by reference herein.

(c)	Financial Statements and Schedules Excluded from Annual Report. There are no other financial statements and financial statement schedules which were excluded from the Annual Report to Stockholders pursuant to Rule 14a-3(b) which are required to be included herein.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

September 25, 2026	By:	/s/ R. Clay Hulette
R. Clay Hulette
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ R. Clay Hulette	September 25, 2026
R. Clay Hulette
Chief Executive Officer and Director
(Principal Executive Officer)

/s/ Tyler W. Eades	September 25, 2026
Tyler W. Eades
Vice President, Chief Financial Officer and Treasurer
(Principal Financial and Accounting Officer)

/s/ Walter G. Ecton, Jr.	September 25, 2026
Walter G. Ecton, Jr.
Chairman of the Board

/s/ Stephen G. Barker	September 25, 2026
Stephen G. Barker
Director

/s/ Don D. Jennings	September 25, 2026
Don D. Jennings
Director

/s/ Lou Ella Farler	September 25, 2026
Lou Ella Farler
Director

/s/ David R. Harrod	September 25, 2026
David R. Harrod
Director

/s/ William H. Johnson	September 25, 2026
William H. Johnson
Director