Form 10-Q
period 2026-09-30
Kentucky First Federal Bancorp
filed 2026-11-13
CIK 1297341

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: At November 9, 2026, the latest practicable date, the Corporation had 8,086,715 shares of $.01 par value common stock outstanding (including 4,727,938 shares held by First Federal MHC).

i

PART I – FINANCIAL INFORMATION

ITEM 1: Financial Statements

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2026	June 30, 2026
	Unaudited	Audited
ASSETS
Cash and due from financial institutions	$1,983	$2,725
Fed funds sold	4,845	1,527
Interest-bearing demand deposits	10,063	12,233
Cash and cash equivalents	16,891	16,485
Debt securities available-for-sale- at fair value	8,849	10,906
Debt securities held-to-maturity, at amortized cost-approximate fair value of $121 and $132 at September 30, 2026 and June 30, 2026, respectively	124	134
Loans held for sale	757	1,185
Loans, net of allowance for credit losses of $2,297 and $2,257 at September 30, 2026 and June 30, 2026, respectively	315,313	319,428
Real estate acquired through foreclosure	79	79
Office premises and equipment - at depreciated cost	4,097	4,144
Federal Home Loan Bank stock - at cost	4,151	3,892
Accrued interest receivable	1,526	1,648
Bank-owned life insurance	3,111	3,089
Prepaid expenses and other assets	1,375	1,408
Total assets	$356,273	$362,398
LIABILITIES AND SHAREHOLDERS’ EQUITY
Savings	$43,944	$44,551
Certificates of deposit	176,216	183,085
Demand deposit accounts	33,447	33,196
Deposits	253,607	260,832
Federal Home Loan Bank advances	48,487	48,592
Advances by borrowers for taxes and insurance	1,380	974
Accrued interest payable	617	666
Accrued income taxes	188	96
Deferred income taxes	-	37
Other liabilities	1,031	907
Total liabilities	305,310	312,104

Shareholders’ equity
Preferred stock, 500,000 shares authorized, $.01 par value; no shares issued	-	-
Common stock, 20,000,000 shares authorized, $.01 par value; 8,596,064 shares issued	86	86
Additional paid-in capital	34,891	34,891
Retained earnings - restricted	20,166	19,415
Treasury shares at cost, 509,349 common shares at September 30, 2026 and June 30, 2026	(3,969)	(3,969)
Accumulated other comprehensive loss	(211)	(129)
Total shareholders’ equity	50,963	50,294
Total liabilities and shareholders’ equity	$356,273	$362,398

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	September 30,
	2026	2025
Interest income
Loans, including fees	$4,944	$4,695
Mortgage-backed securities	99	98
Interest-bearing deposits and other	168	259
Total interest income	5,211	5,052

Interest expense
Interest-bearing demand deposits	34	30
Savings	50	49
Certificates of deposit	1,504	1,990
Deposits	1,588	2,069
Borrowings	480	479
Total interest expense	2,068	2,548
Net interest income	3,143	2,504
Provision for credit losses	40	-
Net interest income after provision for credit losses	3,103	2,504

Non-interest income
Earnings on bank-owned life insurance	22	22
Net gain on sales of loans	92	65
Other	67	66
Total non-interest income	181	153

Non-interest expense
Employee compensation and benefits	1,192	1,204
Data processing	249	226
Occupancy and equipment	147	136
FDIC insurance premiums	42	61
Voice and data communications	26	33
Advertising	31	43
Outside service fees	105	160
Auditing and accounting	92	95
Regulatory assessments	11	23
Foreclosure and real estate owned expenses, net	23	26
Franchise and other taxes	31	31
Other	125	166
Total non-interest expense	2,074	2,204

Income before income taxes	1,210	453

Income tax expense	291	109

NET INCOME	$919	$344

EARNINGS PER SHARE
Basic and diluted	$0.11	$0.04
DIVIDENDS PER SHARE	$0.05	$0.00

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(Unaudited)

(In thousands)

	Three months ended September 30,
	2026	2025
Net income	$919	$344

Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities designated as available-for-sale, net of taxes (benefit) of $(27) and $22 during the respective periods	(82)	66
Comprehensive income	$837	$410

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

For the three months ended September 30, 2026 and 2025

(Unaudited)

(Dollar amounts in thousands, except per share data)

September 30, 2026

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2026	$86	$34,891	$19,415	$(3,969)	$(129)	$50,294
Net income	–	–	919	–	–	919
Other comprehensive loss, net of tax	–	–	–	–	(82)	(82)
Cash dividends of $0.05 per common share	–	–	(168)	–	–	(168)
Balance at September 30, 2026	$86	$34,891	$20,166	$(3,969)	$(211)	$50,963

September 30, 2025

	Common stock	Additional paid-in capital	Retained earnings	Treasury shares	Accumulated other comprehensive loss	Total
Balance at June 30, 2025	$86	$34,891	$17,506	$(3,969)	$(145)	$48,369
Net income	–	–	344	–	–	344
Other comprehensive income, net of tax	–	–	–	–	66	66
Balance at September 30, 2025	$86	$34,891	$17,850	$(3,969)	$(79)	$48,779

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three months ended
	September 30,
	2026	2025

Cash flows from operating activities:
Net income	$919	$344
Adjustments to reconcile net income to net cash from operating activities
Depreciation	51	48
Amortization of deferred loan origination fees	(38)	(27)
Amortization of premiums on debt securities	(14)	(10)
Net gain on sale of loans	(92)	(65)
Earnings on bank-owned life insurance	(22)	(22)
Provision for credit losses	40	-
Origination of loans held for sale	(4,245)	(2,002)
Proceeds from loans held for sale	4,765	2,639
Deferred income taxes	(10)	8
Accrued income taxes	92	(49)
Increase (decrease) in cash, due to changes in:
Accrued interest receivable	122	3
Prepaid expenses and other assets	34	(109)
Accrued interest payable	(49)	(553)
Other liabilities	124	245
Net cash provided by operating activities	1,677	450

Cash flows from investing activities:
Purchase of investments-AFS	-	(2,405)
Debt securities maturities, prepayments and calls:
Held-to-maturity	10	9
Available-for-sale	1,962	535
Proceeds from redemption of FHLB stock	-	617
Purchase of FHLB Stock	(259)	(78)
Loans originated for investment, net of principal collected	4,112	825
Additions to premises and equipment, net	(4)	(5)
Net cash provided by (used in) investing activities	5,821	(502)

Cash flows from financing activities:
Net change in deposits	(7,225)	(6,148)
Payments by borrowers for taxes and insurance, net	406	321
Proceeds from Federal Home Loan Bank advances	10,500	10,730
Repayments on Federal Home Loan Bank advances	(10,605)	(9,706)
Dividends paid on common stock	(168)	-
Net cash used in financing activities	(7,092)	(4,803)

Net increase (decrease) in cash and cash equivalents	406	(4,855)

Beginning cash and cash equivalents	16,485	19,480

Ending cash and cash equivalents	$16,891	$14,625

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)

(Unaudited)

(In thousands)

	Three months ended September 30,
	2026	2025
Supplemental disclosure of cash flow information:

Cash paid during the period for:

Income taxes	$210	$150

Interest on deposits and borrowings	$2,117	$3,101

See accompanying notes to condensed consolidated financial statements.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2026

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

Note 1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements, which represent the condensed consolidated balance sheets and results of operations of the Company, were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. However, in the opinion of management, all adjustments (consisting of only normal recurring adjustments) which are necessary for a fair presentation of the condensed consolidated financial statements have been included. The results of operations for the three-month period ended September 30, 2026, are not necessarily indicative of the results which may be expected for an entire fiscal year. The condensed consolidated balance sheet as of June 30, 2026, has been derived from the audited consolidated balance sheet as of that date. Certain information and note disclosures normally included in the Company’s annual financial statements prepared in accordance with U.S. generally accepted accounting principles have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Form 10-K annual report for 2026 filed with the Securities and Exchange Commission.

Principles of Consolidation - The consolidated financial statements include the accounts of the Company, Frankfort First, and their wholly-owned banking subsidiaries, First Federal of Hazard and First Federal of Kentucky (collectively hereinafter “the Banks”). All intercompany transactions and balances have been eliminated in consolidation. The Company is a majority-owned subsidiary of First Federal MHC. The accounts of First Federal MHC are not consolidated in the accompanying consolidated financial statements of the Company.

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

September 30, 2026

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

Loans with similar risk characteristics are evaluated on a collective basis within homogeneous loan pools under ASC 326. Our homogeneous loan pools are primarily determined by loan purpose and collateral type. Pools include residential real estate (composed of one-to-four-family, multi-family, and construction), land, farm, nonresidential real estate, commercial and industrial, and consumer loans (composed of Loans on deposit, home equity, automobile, and unsecured). Credits that are on nonaccrual status are subject to individual evaluation.

Historical loss rates for loans are adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions on loss recognition. Qualitative factors used to derive our ACL include delinquency trends, current economic conditions and trends, strength of supervision and administration of the loan portfolio, levels of underperforming loans, trends in loan losses and underwriting exceptions. Reasonable and supportable economic forecasts that may offset collectability are also included as factors in our ACL model. Management continually reevaluates the other subjective factors included in its ACL analysis.

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

September 30, 2026

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

Note 2. Earnings Per Share

Diluted earnings per share is computed taking into consideration common shares outstanding and dilutive potential common shares to be issued or released under the Company’s share-based compensation plans. The factors used in the basic and diluted earnings per share computations follow:

	Three months ended September 30,
	2026	2025
Net income allocated to common shareholders, basic and diluted	$919,000	$344,000
Earnings per share, basic and diluted	$0.11	$0.04
Weighted average common shares outstanding, basic and diluted	8,086,715	8,086,715

There were no stock option shares outstanding for the three-month periods ended September 30, 2026 and 2025.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 3. Debt Securities

The following table summarizes the amortized cost and fair value of securities available-for-sale and securities held-to-maturity at September 30, 2026 and June 30, 2026, the corresponding amounts of gross unrealized gains recognized in accumulated other comprehensive income and gross unrecognized gains and losses:

	September 30, 2026
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$9,130	$1	$282	$8,849

Held-to-maturity Securities
Agency mortgage-backed: residential	$124	$-	$3	$121

	June 30, 2026
(in thousands)	Amortized cost	Gross unrealized gains	Gross unrealized losses	Estimated fair value
Available-for-sale Securities
Agency mortgage-backed: residential	$11,078	$-	$172	$10,906

Held-to-maturity Securities
Agency mortgage-backed: residential	$134	$1	$3	$132

At September 30, 2026 and June 30, 2026 the Company’s debt securities consisted of mortgage-backed securities, which do not have a single maturity date. Actual maturities may differ from contractual maturities, because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

There were securities pledged of $57,000 and $63,000 at September 30, 2026 and June 30, 2026 respectively. In addition, at both September 30, 2026 and June 30, 2026, there were no pledged overnight deposits.

We evaluated securities in unrealized loss positions for evidence of credit loss, considering duration, severity, financial condition of the issuer, our intention to sell or requirement to sell. Those securities were agency mortgage-backed securities, which carry a very limited amount of risk. Also, we have no intention to sell nor feel that we will be compelled to sell such securities before maturity. Based on our evaluation, no reserve for credit loss was considered necessary. Debt securities in an unrealized loss position as a percent of total debt securities were 99.9% and 91.8% at September 30, 2026 and June 30, 2026, respectively. The following table provides the amortized cost, gross unrealized losses, fair value, and length of time the individual securities have been in a continuous unrealized loss position as of September 30, 2026.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 3. Debt Securities (continued)

September 30, 2026

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$3,480	$74	$3,406
12 Months or More
Agency mortgage-backed securities	5,642	208	5,434
Total AFS securities in an unrealized loss position	$9,122	$282	$8,840

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$55	$-	$55
12 Months or More
Agency mortgage-backed securities	69	3	66
Total HTM securities in an unrealized loss position	$124	$3	$121

June 30, 2026

Available-for-Sale

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$3,722	$19	$3,703
12 Months or More
Agency mortgage-backed securities	6,507	$153	$6,354
Total AFS securities in an unrealized loss position	$10,229	$172	$10,057

Held to Maturity

(in thousands)	Amortized Cost	Gross Unrealized Losses	Fair Value
Less Than 12 Months
Agency mortgage-backed securities	$2	$-	$2
12 Months or More
Agency mortgage-backed securities	76	3	73
Total HTM securities in an unrealized loss position	$78	$3	$75

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

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

The composition of the loan portfolio was as follows:

	September 30,	June 30,
(in thousands)	2026	2026
Residential real estate
One- to four-family	$236,267	$240,031
Multi-family	12,099	13,987
Construction	13,756	11,793
Land	1,415	1,866
Farm	1,739	1,756
Nonresidential real estate	33,499	32,843
Commercial and industrial	459	493
Consumer and other:
Loans on deposits	488	488
Home equity	17,207	17,792
Automobile	127	122
Unsecured	554	514
	317,610	321,685
Allowance for credit losses	(2,297)	(2,257)
	$315,313	$319,428

The amounts above include net deferred loan costs of $56,000 and $94,000 as of September 30, 2026 and June 30, 2026, respectively.

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

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

Management monitors loan performance on a monthly basis and performs a quarterly evaluation of the adequacy of the ACL. The Banks begin enhanced monitoring of all loans rated 5-Watch or worse and obtain a new appraisal or asset valuation for most loans placed on nonaccrual status. New appraisals are usually not obtained on loans with outstanding principal amounts of $50,000 or less. Management, at its discretion, may determine that additional adjustments to the appraisal or valuation are required. Valuation adjustments will be made as necessary based on factors, including, but not limited to: the economy, deferred maintenance, industry, type of collateral, age of the appraisal, etc., and the knowledge Management has about a particular situation. In addition, the cost to sell or liquidate the collateral is also estimated and deducted from the valuation in order to determine the net realizable value to the Banks. When determining the ACL, certain factors involved in the evaluation are inherently subjective and require material estimates that may be susceptible to significant change, including the amounts and timing of future cash flows. Management monitors the adequacy of the ACL on an ongoing basis and reports its adequacy quarterly to the Board of Directors. Management believes the ACL at September 30, 2026 is adequate.

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

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

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

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the activity in the ACL by portfolio segment for the three months ended September 30, 2026.

September 30, 2026:

(in thousands)	Balance at June 30, 2026	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Ending balance
Residential real estate
One- to four-family	$1,734	$26	$-	$-	$1,760
Multi-family	97	(19)	-	-	78
Construction	38	71	-	-	109
Land	71	(57)	-	-	14
Farm	9	-	-	-	9
Nonresidential real estate	233	2	-	-	235
Commercial and industrial	3	-	-	-	3
Consumer and other
Loans on deposits	-	-	-	-	-
Home equity	62	18	-	-	80
Automobile	1	-	-	-	1
Unsecured	9	(1)	-	-	8
	$2,257	$40	$-	$-	$2,297

The following table presents the activity in the ACL by portfolio segment for the three months ended September 30, 2025.

September 30, 2025:

(in thousands)	Balance at June 30, 2025	Provision for (recovery of) credit losses on loans	Loans charged off	Recoveries	Ending balance
Residential real estate
One- to four-family	$1,690	$(23)	$(4)	$-	$1,663
Multi-family	86	9	-	-	95
Construction	70	14	-	-	84
Land	24	-	-	-	24
Farm	16	(2)	-	-	14
Nonresidential real estate	230	-	-	-	230
Commercial and industrial	7	-	-	-	7
Consumer and other
Loans on deposits	-	-	-	-	-
Home equity	36	2	-	-	38
Automobile	1	-	-	-	1
Unsecured	10	-	-	-	10
	$2,170	$-	$(4)	$-	$2,166

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of September 30, 2026. The recorded investment in loans excludes accrued interest receivable due to immateriality.

September 30, 2026:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,357	$–
Nonresidential real estate	187	–
	$1,544	$–

Real estate stands as collateral for loans individually evaluated for impairment. Collateral on nonresidential real estate individually evaluated for impairment includes one commercial office building.

The following table presents the amortized cost basis of collateral-dependent loans by portfolio class as of June 30, 2026. The recorded investment in loans excludes accrued interest receivable due to immateriality.

June 30, 2026:

(in thousands)	Amortized Cost Basis	Ending allowance on collateral- dependent loans
Loans individually evaluated for impairment:
Residential real estate:
One- to four-family	$1,332	$–
Nonresidential real estate	191	–
	$1,523	$–

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

The following tables present the amortized cost basis of loans on nonaccrual status and loans past due over 89 days still accruing as of September 30, 2026 and June 30, 2026:

	September 30, 2026		June 30, 2026
(in thousands)	Nonaccrual	Loans Past Due Over 89 Days Still Accruing	Nonaccrual	Loans Past Due Over 89 Days Still Accruing
Residential real estate
One- to four-family	$2,135	$303	$1,966	$291
Multifamily	-	238	-	-
Land	-	28	-	-
Nonresidential real estate	187	100	191	-
Consumer and other
Unsecured	117	7	121	-
	$2,439	$676	$2,278	$291

Nonaccrual loans had no related allowance for credit losses based on individual evaluation at September 30, 2026 or June 30, 2026.

One- to four-family loans in process of foreclosure totaled $100,000 at both September 30, 2026 and June 30, 2026.

There were no loans modified during the three months ended September 30, 2026 to borrowers experiencing financial difficulties.

The following table presents the aging of the principal balance outstanding in past due loans as of September 30, 2026, by class of loans:

September 30, 2026:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total
Residential real estate
One- to four-family	$4,461	$1,284	$1,265	$7,010	$229,257	$236,267
Multi-family	-	-	238	238	11,861	12,099
Construction	502	127	-	629	13,127	13,756
Land	39	-	28	67	1,348	1,415
Farm	-	-	-	0	1,739	1,739
Nonresidential real estate	1,154	377	100	1,631	31,868	33,499
Commercial and industrial	9	-	-	9	450	459
Consumer and other
Loans on deposits	-	-	-	-	488	488
Home equity	-	-	-	-	17,207	17,207
Automobile	-	-	-	-	127	127
Unsecured	-	23	7	30	524	554
	$6,165	$1,811	$1,638	$9,614	$307,996	$317,610

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

The following table presents the aging of the principal balance outstanding in past due loans as of June 30, 2026, by class of loans:

June 30, 2026:

(in thousands)	30-59 Days Past Due	60-89 Days Past Due	90 Days or Greater	Total Past Due	Loans Not Past Due	Total

Residential real estate
One- to four-family	$4,531	$1,857	$1,188	$7,576	$232,455	$240,031
Multi-family	101	-	-	101	13,886	13,987
Construction	-	1,660	-	1,660	10,133	11,793
Land	6	-	-	6	1,860	1,866
Farm	-	-	-	-	1,756	1,756
Nonresidential real estate	697	-	-	697	32,146	32,843
Commercial and industrial	-	-	-	-	493	493
Consumer and other
Loans on deposits	-	-	-	-	488	488
Home equity	-	-	-	-	17,792	17,792
Automobile	-	-	-	-	122	122
Unsecured	23		-	23	491	514
	$5,358	$3,517	$1,188	$10,063	$311,622	$321,685

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

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

Loans not meeting the criteria above that are analyzed individually as part of the above-described process are considered to be pass rated loans. Loans listed that are not rated are included in groups of homogeneous loans and are evaluated for credit quality based on performing status. See the aging of past due loan table above. As of September 30, 2026, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of September 30, 2026	2027	2026	2025	2024	2023	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$7,865	$24,189	$17,572	$24,946	$37,739	$118,890	$-	$231,201
Special mention	2	-	80	-	60	630	-	772
Substandard	-	-	359	378	547	3,010	-	4,294
Doubtful	-	-	-	-	-	-	-	-
Total	$7,867	$24,189	$18,011	$25,324	$38,346	$122,530	$-	$236,267

Current period gross charge offs	$-	$4	$-	$-	$-	$-	$-	$4

Multi-family
Risk Rating:
Pass	$-	$474	$773	$538	$5,295	$4,781	$-	$11,861
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	238	-	-	238
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$474	$773	$538	$5,533	$4,781	$-	$12,099

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$2,397	$9,509	$1,710	$13	$-	$-	$-	$13,629
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	127	-	-	-	-	127
Doubtful	-	-	-	-	-	-	-	-
Total	$2,397	$9,509	$1,837	$13	$-	$-	$-	$13,756

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$-	$407	$354	$258	$173	$170	$-	$1,362
Special mention	-	-	-	-	-	-	-	-
Substandard	-	25	-	28	-	-	-	53
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$432	$354	$286	$173	$170	$-	$1,415

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$-	$-	$1,481	$-	$-	$258	$-	$1,739
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$1,481	$-	$-	$258	$-	$1,739

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of September 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Nonresidential real estate
Risk Rating:
Pass	$1,728	$8,748	$1,659	$3,090	$486	$16,693	$-	$32,404
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	377	718	-	1,095
Doubtful	-	-	-	-	-	-	-	-
Total	$1,728	$8,748	$1,659	$3,090	$863	$17,411	$-	$33,499

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$90	$175	$130	$19	$5	$40	$-	$459
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$90	$175	$130	$19	$5	$40	$-	$459

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$15	$17	$27	$35	$75	$319	$-	$488
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$15	$17	$27	$35	$75	$319	$-	$488

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$17,053	$17,053
Special mention	-	-	-	-	-	-	64	64
Substandard	-	-	-	-	-	-	90	90
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$17,207	$17,207

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$35	$52	$18	$17	$-	$5	$-	$127
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$35	$52	$18	$17	$-	$5	$-	$127

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$89	$115	$112	$27	$3	$85	$-	$431
Special mention	-	6	-	-	-	-	-	6
Substandard	-	-	117	-	-	-	-	117
Doubtful	-	-	-	-	-	-	-	-
Total	$89	$121	$229	$27	$3	$85	$-	$554

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

As of June 30, 2026, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

							Revolving
(in thousands)	Term Loans Amortized Cost by Origination Fiscal Year						Loans Amortized
As of June 30, 2026	2026	2025	2024	2023	2022	Prior	Cost Basis	Total
Residential real estate:
One- to four-family
Risk Rating:
Pass	$25,109	$17,689	$25,393	$39,777	$32,922	$93,847	$-	$234,737
Special mention	-	-	-	61	-	674	-	735
Substandard	-	359	379	550	176	3,095	-	4,559
Doubtful	-	-	-	-	-	-	-	-
Total	$25,109	$18,048	$25,772	$40,388	$33,098	$97,616	$-	$240,031

Current period gross charge offs	$150	$-	$-	$-	$-	$-	$-	$150

Multi-family
Risk Rating:
Pass	$475	$776	$540	$5,356	$5,070	$1,531	$-	$13,748
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	239	-	-	-	239
Doubtful	-	-	-	-	-	-	-	-
Total	$475	$776	$540	$5,595	$5,070	$1,531	$-	$13,987

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Construction
Risk Rating:
Pass	$8,309	$3,344	$13	$-	$-	$-	$-	$11,666
Special mention	-	-	-	-	-	-	-	-
Substandard	-	127	-	-	-	-	-	127
Doubtful	-	-	-	-	-	-	-	-
Total	$8,309	$3,471	$13	$-	$-	$-	$-	$11,793

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Land
Risk Rating:
Pass	$742	$357	$317	$237	$132	$28	$-	$1,813
Special mention	-	-	-	-	-	-	-	-
Substandard	25	-	28	-	-	-	-	53
Doubtful	-	-	-	-	-	-	-	-
Total	$767	$357	$345	$237	$132	$28	$-	$1,866

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Farm
Risk Rating:
Pass	$-	$1,491	$-	$-	$-	$265	$-	$1,756
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$1,491	$-	$-	$-	$265	$-	$1,756

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Nonresidential real estate
Risk Rating:
Pass	$7,256	$2,041	$3,110	$740	$2,286	$14,851	$-	$30,284
Special mention	1,456	-	-	-	-	-	-	1,456
Substandard	-	-	-	378	-	725	-	1,103
Doubtful	-	-	-	-	-	-	-	-
Total	$8,712	$2,041	$3,110	$1,118	$2,286	$15,576	$-	$32,843

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Commercial and industrial
Risk Rating:
Pass	$286	$141	$19	$6	$-	$41	$-	$493
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$286	$141	$19	$6	$-	$41	$-	$493

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Share Loans
Risk Rating:
Pass	$17	$58	$42	$76	$-	$295	$-	$488
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$17	$58	$42	$76	$-	$295	$-	$488

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Home Equity
Risk Rating:
Pass	$-	$-	$-	$-	$-	$-	$17,792	$17,792
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$-	$-	$-	$-	$-	$-	$17,792	$17,792

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Auto
Risk Rating:
Pass	$83	$19	$17	$-	$3	$-	$-	$122
Special mention	-	-	-	-	-	-	-	-
Substandard	-	-	-	-	-	-	-	-
Doubtful	-	-	-	-	-	-	-	-
Total	$83	$19	$17	$-	$3	$-	$-	$122

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Unsecured
Risk Rating:
Pass	$218	$127	$36	$4	$4	$4	$-	$393
Special mention	-	-	-	-	-	-	-	-
Substandard	-	120	1	-	-	-	-	121
Doubtful	-	-	-	-	-	-	-	-
Total	$218	$247	$37	$4	$4	$4	$-	$514

Current period gross charge offs	$-	$-	$-	$-	$-	$-	$-	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

At September 30, 2026, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$231,047	$836	$4,384	$-
Multi-family	11,861	-	238	-
Construction	13,629	-	127	-
Land	1,362	-	53	-
Farm	1,739	-	-	-
Nonresidential real estate	32,404	-	1,095	-
Commercial and industrial	459	-	-	-
Consumer and other
Loans on deposits	488	-	-	-
Home equity	17,207	-	-	-
Automobile	127	-	-	-
Unsecured	431	6	117	-
	$310,754	$842	$6,014	$-

At June 30, 2026, the risk category of loans by class of loans was as follows:

(in thousands)	Pass	Special Mention	Substandard	Doubtful
Residential real estate
One- to four-family	$234,737	$735	$4,559	$-
Multi-family	13,748	-	239	-
Construction	11,666	-	127	-
Land	1,813	-	53	-
Farm	1,756	-	-	-
Nonresidential real estate	30,284	1,456	1,103	-
Commercial and industrial	493	-	-	-
Consumer and other
Loans on deposits	488	-	-	-
Home equity	17,792	-	-	-
Automobile	122	-	-	-
Unsecured	393	-	121	-
	$313,292	$2,191	$6,202	$-

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 4. Loans receivable (continued)

Purchased Credit Impaired Loans:

The Company purchased loans during fiscal year 2013 for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of those loans, net of a purchase credit discount of $20,000 and $20,000 at September 30, 2026 and June 30, 2026, respectively, is as follows:

(in thousands)	September 30, 2026	June 30, 2026
One- to four-family residential real estate	$84	$88

Accretable yield, or income expected to be collected, is as follows:

(in thousands)	Three months ended September 30, 2026	Twelve months ended June 30, 2026
Balance at beginning of period	$201	$227
Accretion of income	(8)	(26)
Balance at end of period	$193	$201

For those purchased loans disclosed above, the Company made no increase in allowance for credit losses for the year ended June 30, 2026, or for the three-month period ended September 30, 2026 nor were any allowance for credit losses reversed.

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

September 30, 2026

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Debt Securities

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics. Level 2 securities include agency mortgage-backed securities and agency bonds.

Financial assets measured at fair value on a recurring basis are summarized below:

	Fair Value Measurements Using
(in thousands)	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Agency mortgage-backed: residential	$8,849	$–	$8,849	$–

June 30, 2026
Agency mortgage-backed: residential	$10,906	$–	$10,906	$–

There were no assets or liabilities which were measured at fair value on a nonrecurring basis at September 30, 2026, and June 30, 2026.

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

September 30, 2026

(unaudited)

Note 5. Disclosures About Fair Value of Assets and Liabilities (continued)

Based on the foregoing methods and assumptions, the carrying value and fair value of the Company’s financial instruments at September 30, 2026 and June 30, 2026 are as follows:

		Fair Value Measurements at
	Carrying	September 30, 2026 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,891	$16,891			$16,891
Available-for-sale debt securities	8,849		$8,849		8,849
Held-to-maturity debt securities	124		121		121
Loans receivable – net	315,313			$325,656	325,656
Federal Home Loan Bank stock	4,151				n/a
Accrued interest receivable	1,526		1,526		1,526

Financial liabilities
Deposits	$253,607	$77,391	$176,253		253,644
Federal Home Loan Bank advances	48,487		48,245		48,245
Advances by borrowers for taxes and insurance	1,380		1,380		1,380
Accrued interest payable	617		617		617

		Fair Value Measurements at
	Carrying	June 30, 2026 Using
(in thousands)	Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$16,485	$16,485			$16,485
Available-for-sale debt securities	10,906		$10,906		10,906
Held-to-maturity debt securities	134		132		132
Loans receivable - net	319,428			$329,835	329,835
Federal Home Loan Bank stock	3,892				n/a
Accrued interest receivable	1,648		1,648		1,648

Financial liabilities
Deposits	$260,832	$77,747	$183,123		$260,870
Federal Home Loan Bank advances	48,592		48,530		48,530
Advances by borrowers for taxes and insurance	974		974		974
Accrued interest payable	666		666		666

Kentucky First Federal Bancorp

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)

September 30, 2026

(unaudited)

Note 6. Other Comprehensive Income (Loss)

The Company’s other comprehensive income (loss) is comprised solely of unrealized gains and losses on available-for-sale debt securities. The following is a summary of the accumulated other comprehensive income balances, net of tax:

(in thousands)	Three months ended September 30, 2026
Beginning balance	$(129)
Current year change	(82)
Ending balance	$(211)

Other comprehensive income (loss) components and related tax effects for the periods indicated were as follows:

	Three months ended September 30,
(in thousands)	2026	2025
Unrealized holding gains (losses) on available-for-sale debt securities	$(109)	$88
Tax effect	27	22
Net-of-tax amount	$(82)	$66

Note 7: Regulatory Matters

On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, which became effective as of the same date.

The Agreement required First Federal of Kentucky to:

(i)	create a compliance committee composed of at least three of First Federal of Kentucky’s directors to monitor and oversee First Federal of Kentucky’s compliance with the provisions of the Agreement;

(ii)	submit to the OCC, adopt and implement an acceptable revised written three-year strategic plan establishing objectives for First Federal of Kentucky’s overall risk profile, balance sheet mix, funding structure, interest rate risk, liquidity and capital adequacy, earnings performance, and asset and core deposit growth, together with strategies to achieve those objectives;

(iii)	submit to the OCC, adopt and implement an acceptable revised written succession plan for First Federal of Kentucky that is designed to promote adequate staffing and continuity of capable management;

(iv)	adopt a revised written liquidity risk management program for First Federal of Kentucky that provides for the identification, measurement, monitoring, and control of First Federal of Kentucky’s liquidity risk exposure, and that emphasizes the importance of cash flow projections, diversified funding sources, a cushion of highly liquid assets, robust liquidity stress testing scenario analyses, and a formal, well-developed contingency funding plan as primary tools for measuring and managing liquidity risk; and

(v)	adopt a revised written interest rate risk program that includes risk management systems to identify, measure, monitor, and control interest rate risk.

On February 19, 2026 the OCC published notification that it has terminated the agreement. As a result of the termination of the agreement, First Federal of Kentucky is on longer considered to be in “troubled condition” pursuant to 12 C.F.R. § 5.51(c)(7)(ii) and is now considered an “eligible savings association” for purposes of 12 C.F.R. §5.51(c)(7)(ii). In addition to terminating the Agreement, the OCC also terminated the individual minimum capital requirements imposed on First Federal of Kentucky in connection with the Agreement. For additional information regarding the termination of the Agreement, see the Company’s Form 8-K filed with the Securities and Exchange Commission on February 19, 2026.

Kentucky First Federal Bancorp

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

Certain statements contained in this report, as well as other periodic reports filed with the Securities and Exchange Commission, that are not historical facts are considered “forward-looking statements” under the Private Securities Litigation Reform Act of 1995, that are subject to certain risks and uncertainties. These forward-looking statements may be identified by the use of words such as “believe,” “expect,” “anticipate,” “plan,” “estimate,” “intend” and “potential,” or words of similar meaning, or future or conditional verbs such as “should,” “could,” or “may.” Forward-looking statements include statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; statements regarding the quality of our loan and investment portfolios; and estimates of our risks and future costs and benefits. Kentucky First Federal Bancorp’s actual results, performance or achievements may materially differ from those expressed or implied in the forward-looking statements. Risks and uncertainties that could cause or contribute to such material differences include, but are not limited to, general economic conditions; prices for real estate in the Company’s market areas; the interest rate environment and the impact of the interest rate environment on our business, financial condition and results of operations; our ability to successfully execute our strategy to increase earnings, increase core deposits, reduce reliance on higher cost funding sources and shift more of our loan portfolio towards higher-earning loans; our ability to pay future dividends and if so at what level; our ability to receive any required regulatory approval or non-objection to pay dividends to shareholders; our ability to pay dividends from First Federal Savings and Loan Association of Hazard and First Federal Savings Bank of Kentucky to the Company in order for the Company to pay dividends to shareholders; the ability of First Federal MHC to receive approval of its members to waive the payment of any Company dividends to First Federal MHC; competitive conditions in the financial services industry; changes in the level of inflation; the impacts of tariffs, sanctions and other trade policies of the United States and its global trading counterparts; changes in the demand for loans, deposits and other financial services that we provide; the possibility that future credit losses may be higher than currently expected; competitive pressures among financial services companies; the ability to attract, develop and retain qualified employees; our ability to maintain the security of our data processing and information technology systems; the outcome of pending or threatened litigation, or of matters before regulatory agencies; changes in law, governmental policies and regulations, rapidly changing technology affecting financial services, and the other matters mentioned in Item 1A of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026. Except as required by applicable law or regulation, the Company does not undertake the responsibility, and specifically disclaims any obligation, to release publicly the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of the statements or to reflect the occurrence of anticipated or unanticipated events.

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

Kentucky First Federal Bancorp

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Regulatory Developments Regarding First Federal of Kentucky

On August 13, 2024, First Federal of Kentucky entered into a formal written agreement (the “Agreement”) with the OCC, First Federal of Kentucky’s primary federal banking regulator, which became effective as of the same date. On February 19, 2026, the OCC published notification that it had terminated the Agreement. As a result of the termination of the agreement, First Federal of Kentucky is no longer considered to be in “troubled condition” pursuant to 12 C.F.R. § 5.51(c)(7)(ii) and is an “eligible savings association” for purposes of 12 C.F.R. § 5.3.

In addition to terminating the Agreement, the OCC also lifted the individual minimum capital requirements on First Federal of Kentucky in connection with the Agreement. For additional information, see the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 19, 2026.

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

On September 16, 2026, the FOMC raised overnight interest rates by 25 basis points. From that time the general consensus of market participants pivoted from forecasting interest rate decreases to belief that the FOMC will continue interest rate increases. Our IRR model indicated that at June 30, 2026, in the event of a sudden and sustained increase in prevailing market interest rates of 300 basis points, our EVE would be expected to decrease by $19.3 million or 35.6% to $35.0 million, at which level our fair value of tangible equity to fair value of tangible assets would be expected to be 13.2%. The projected decrease in EVE in the event of a sudden and sustained 300 basis point increase in prevailing interest rates is not within the parameters established by each subsidiary Bank’s Board of Directors. Computations or prospective effects of hypothetical interest rate changes are based on numerous assumptions, including relative levels of market interest rates, loan prepayments, and deposit run-offs. These computations should not be relied upon as indicative of actual results. Further, the computations do not contemplate any actions the Banks may undertake in response to changes in interest rates. Certain shortcomings are inherent in this method of computing EVE. For example, although certain assets and liabilities may have similar maturities or periods to repricing, they may react in differing degrees to changes in market interest rates. The interest rates on certain types of assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other types may lag behind changes in market rates. Most market analysts believe that elevated target rates over an extended period of time are likely, but a 300 basis points increase from the current level is very unlikely.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Average Balance Sheets

The following table represents the average balance sheets for the three-month periods ended September 30, 2026 and 2025, along with the related calculations of tax-equivalent net interest income, net interest margin and net interest spread for the related periods.

	Three Months Ended September 30,
	2026			2025
	Average Balance	Interest And Dividends	Yield/ Cost	Average Balance	Interest And Dividends	Yield/ Cost
	(Dollars in thousands)
Interest-earning assets:
Loans [1]	$319,889	$4,944	6.18%	$328,833	$4,695	5.71%
Mortgage-backed securities	10,180	99	3.89	10,887	98	3.60
Other interest-earning assets	19,024	168	3.53	22,001	259	4.71
Total interest-earning assets	349,093	5,211	5.97	361,721	5,052	5.59

Less: Allowance for credit losses	(2,277)			(2,173)
Non-interest-earning assets	12,961			10,126
Total assets	$359,777			$369,674

Interest-bearing liabilities:
Demand deposits	$21,139	$34	0.64%	$18,391	$30	0.65%
Savings	45,464	50	0.44	47,074	49	0.42
Certificates of deposit	178,675	1,504	3.37	197,092	1,990	4.04
Total deposits	245,278	1,588	2.59	262,557	2,069	3.15
Borrowings	47,765	480	4.02	43,928	479	4.36
Total interest-bearing liabilities	293,043	2,068	2.82	306,485	2,548	3.33

Noninterest-bearing demand deposits	13,397			12,377
Noninterest-bearing liabilities	2,767			2,309
Total liabilities	309,207			321,171

Shareholders’ equity	50,570			48,503
Total liabilities and shareholders’ equity	$359,777			$369,674
Net interest spread		$3,143	3.15%		$2,504	2.26%
Net interest margin			3.60%			2.77%
Average interest-earning assets to average interest-bearing liabilities			119.13%			118.02%

[1]	Includes loan fees, immaterial in amount, in both interest income and the calculation of yield on loans. Also includes loans on nonaccrual status.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2026 to September 30, 2026

Financial Position and Results of Operations

At September 30, 2026 the Company and the Banks were considered well-capitalized with capital ratios in excess of regulatory requirements. As of September 30, 2026, First Federal Savings Bank of Kentucky’s leverage ratio was 10.98% and First Federal Savings and Loan Association of Hazard was 23.31%.

Assets: At September 30, 2026, the Company’s assets totaled $356.3 million, a decrease of $6.1 million, or 1.7%, from total assets at June 30, 2026, due primarily to the decrease in loans, net of allowance, and securities available-for-sale at market.

Cash and cash equivalents: Cash and cash equivalents overall increased $406,000 or 2.5% to $16.9 million at September 30, 2026. The increase is primarily due to fed funds sold increasing $3.3 million or 217.3% and totaling $4.8 million at September 30, 2026. Most of the Company’s cash and cash equivalents are held in interest-bearing demand deposits, which decreased $2.2 million or 17.7% and totaled $10.1 million.

Debt securities: At September 30, 2026, our securities portfolio, which consisted of mortgage-backed securities, decreased $2.1 million or 18.9% and totaled $9.0 million compared to June 30, 2026. The decrease is due to repayments and prepayments totaling $2.0 million during the quarter ended September 30, 2026, as well as a decrease in fair market value of available for sale investments, which decreased $109,000 during the period.

Loans: Loans, net and loans held-for-sale in the aggregate decreased $4.5 million or 1.4% and totaled $316.1 million at September 30, 2026. Loans receivable, net, decreased by $4.1 million or 1.3% to $315.3 million at September 30, 2026. Loans held-for-sale decreased to $757,000 at September 30, 2026. Management continues to look for high-quality loans to add to its portfolio and will continue to emphasize loan originations to the extent that it is profitable, prudent and consistent with our interest rate risk strategies. Because market interest rates have become more favorable, the Company has had more success in selling mortgages into the secondary market, which has led to consistently having a balance in loans held-for-sale.

Non-Performing and Classified Loans: At September 30, 2026, the Company had non-performing loans (loans 90 or more days past due or on nonaccrual status) of approximately $3.1 million, or 1.0% of total loans compared to $2.6 million or 0.8%, of total loans at June 30, 2026. The Company’s ACL totaled $2.3 million at September 30, 2026 and the ACL totaled $2.3 million at June 30, 2026, respectively. The ACL at September 30, 2026, represented 73.7% of nonperforming loans and 0.7% of total loans, while at June 30, 2026, ACL represented 87.9% of nonperforming loans and 0.7% of total loans.

The Company had $6.0 million in assets classified as substandard for regulatory purposes at September 30, 2026, and there was $79,000 in real estate owned (REO). Classified loans as a percentage of total loans (including loans acquired) was 1.9% and 1.9% at September 30, 2026 and June 30, 2026, respectively. Of substandard loans, 98.1% were secured by real estate on which the Banks have priority lien position.

The table below shows the aggregate amounts of our assets classified for regulatory purposes at the dates indicated:

(dollars in thousands)	September 30, 2026	June 30, 2026
Substandard assets	$6,014	$6,202
Doubtful assets	–	–
Loss assets	–	–
Real estate owned	79	79
Total classified assets	$6,093	$6,281

The Company’s real estate acquired through foreclosure represented 1.3% of substandard assets at both September 30, 2026 and June 30, 2026. During the period presented the Company made no loans to facilitate the purchase of its other real estate owned by qualified buyers. Loans to facilitate the sale of other real estate owned, which were included in substandard loans, totaled $0 both at September 30, 2026 and June 30, 2026.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Discussion of Financial Condition Changes from June 30, 2026 to September 30, 2026 (continued)

Financial Position and Results of Operations (continued)

At September 30, 2026 and June 30, 2026, the Company had $842,000 and $2.2 million of loans classified as special mention, respectively. This category includes assets which do not currently expose us to a sufficient degree of risk to warrant classification, but does possess credit deficiencies or potential weaknesses deserving our close attention.

Liabilities: Total liabilities decreased $6.8 million, or 2.2% to $305.3 million at September 30, 2026, as deposits decreased $7.2 million or 2.8%. Certificates of deposit decreased $6.9 million or 3.8% and totaled $176.2 million at September 30, 2026, of which $34.3 million were brokered deposits, compared to $35.0 million at June 30, 2026. Savings deposit accounts decreased $607,000 or 1.4% and totaled $43.9 million at quarter end. Demand deposit accounts increased $251,000 or 0.8% and totaled $33.4 million at the end of the current period. Federal Home Loan Bank Advances decreased $105,000 or 0.2% and totaled $48.5 million at September 30, 2026.

Shareholders’ Equity: At September 30, 2026, the Company’s shareholders’ equity totaled $51.0 million, an increase of $669,000 or 1.3% from the June 30, 2026. The increase in shareholders’ equity was primarily associated with net income of $919,000 in the quarter, which was somewhat offset by increased other comprehensive loss of $82,000.

The Company paid dividends of $168,000 for the three-month period just ended. On July 28, 2026, the members of First Federal MHC approved a proposal to waive the receipt of dividends aggregating up to $0.40 per share declared and paid by Kentucky First Federal Bancorp to shareholders of its common stock during the 12-month period immediately following member approval of the waiver proposal (the “Dividend Waiver”). On July 28, 2026, the Company’s Board declared a cash dividend on shares of its common stock of $0.05 per share payable on September 21, 2026 to shareholders of record on August 31, 2026. On October 29, 2026, the Company’s Board declared a cash dividend on shares of its common stock of $0.05 per share payable on December 21, 2026 to shareholders of record on November 30, 2026. As a result of the approval of the Dividend Waiver by the members of First Federal MHC on July 28, 2026, First Federal MHC did and will not receive these dividends. See Risk Factors, “As the mutual holding company and majority shareholder of Kentucky First Federal Bancorp, First Federal MHC must receive the approval of the Federal Reserve Board and the members of First Federal MHC in order to waive the receipt of any dividends declared and paid by Kentucky First Federal Bancorp to its shareholders. While Kentucky First Federal has previously received such approvals, those approvals have expired. The inability to receive those approvals in the future would adversely impact Kentucky First Federal’s ability to pay dividends to its shareholders in the future.” in Part II, Item 1A, of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026 for additional discussion regarding the payment of dividends.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2026 and 2025

General

Net income totaled $919,000 or $0.11 diluted earnings per share for the three months ended September 30, 2026, an increase of $575,000 from net income of $344,000 or $0.04 diluted earnings per share for the same period in 2025. The increase in net earnings for the quarter ended September 30, 2026 was primarily attributable to increased net interest income and decreased non-interest expense.

Net Interest Income

Net interest income increased $639,000 or 25.5% to $3.1 million due primarily to both increased interest income and decreased interest expense. Interest income increased $159,000 or 3.1%, while interest expense decreased $480,000 or 18.8% to $2.1 million for the recently-ended quarter.

The average rate earned on interest-earning assets increased 38 basis points to 5.97% and was the primary reason for the increase in interest income, outweighing the decrease in average interest earning assets of $12.6 million or 3.5% to $349.1 million for the recently-ended quarterly period. The increase in interest income was due primarily to an increase of $249,000 or 5.3% in interest income from loans, which totaled $4.9 million for the period.

The increase in interest income from loans period-to-period was due to average rate earned on loans increasing 47 basis points to 6.18%. The average balance of loans decreased $8.9 million or 2.7% to $319.9 million for the three months ended September 30, 2026.

While average total interest-bearing liabilities decreased $13.4 million or 4.4%, the primary reason for decreased interest expense was the decrease in the average rate paid on interest bearing liabilities, decreasing 50 basis points to 2.82% for the three-month period ended September 30, 2026. Interest expense on certificates of deposit decreased $486,000 or 24.4% and totaled $1.5 million for the three months ended September 30, 2026. While the average balance of certificates of deposit decreased $18.4 million or 9.3% period to period, the average rate paid decreased 67 basis points to 3.37% and was the main reason for the decrease.

Net interest spread increased from 2.26% for the prior year quarterly period to 3.15% for the three-month period ended September 30, 2026.

Provision for Credit Losses

Management determined a provision for credit losses of $40,000 for the three months ended September 30, 2026 was appropriate compared to no provision for credit losses during the same period last year. Management determined that an increase in provision for loan losses for the quarter just ended was appropriate in light of the current economic environment and the recent increase in the overnight interest rate made by the Federal Open Market Committee. While the current economic indicators present a mixed bag of positive and negative attributes, the recent interest rate increase and market sentiment about future interest rate increases may increase pressure on borrowers and, therefore, impact our loan portfolio.

Kentucky First Federal Bancorp
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS (continued)

Comparison of Operating Results for the Three-month Periods Ended September 30, 2026 and 2025 (continued)

Non-interest Income

Non-interest income increased $28,000 or 18.3% to $181,000 for the three months ended September 30, 2026, compared to the prior year period, primarily because of an increase in net gains on sales of loans of $27,000.

Non-interest Expense

Non-interest expense decreased $130,000 or 5.9% and totaled $2.1 million for the three months ended September 30, 2026, primarily due to decreased outside service fees, other non-interest expense, FDIC insurance premiums, and employee compensation and benefits.

Outside service fees decreased $55,000 or 34.4% due to the reduction in the utilization of third party services period to period, which was primarily the result of the completion of third party services associated with the Company’s efforts to address the requirements in the Formal Agreement with the OCC, which was terminated. Other non-interest expense decreased $41,000 or 24.7% due to other employee expense decreasing as the Company discontinued its use of a placement service to identify management level employee candidates. FDIC insurance premiums decreased $19,000 or 31.1% due to First Federal of Kentucky’s no longer being under formal agreement with the OCC, which lowered that bank’s premiums. Employee compensation and benefits decreased $12,000 due chiefly to having 3 less full-time employees from period to period.

Income Tax Expense

Income tax expense increased $182,000 from $109,000 for the three months ended September 30, 2025, to $291,000 for the recently-ended period due to higher earnings. The effective tax rates for the three-month periods ended September 30, 2026 and 2025 were 24.1% and 24.1%, respectively.

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

Based upon their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have also concluded that there were not any changes during the quarter ended September 30, 2026 in the Company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Kentucky First Federal Bancorp

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

None.

ITEM 1A. Risk Factors

Please see “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026 for information regarding risk factors that could materially affect the Company’s business, financial condition, or future results of operations. Other than as set forth below, there have been no material changes with regard to the risk factors disclosed in “Item 1A. Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended June 30, 2026.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c) The following table sets forth information regarding Company’s repurchases of its common stock during the quarter ended September 30, 2026.

Period	Total # of shares purchased	Average price paid per share (including commissions)	Total # of shares purchased as part of publicly announced plans or programs	Maximum # of shares that may yet be purchased under the plans or programs
July 1–31, 2026	–	$–	–	–
August 1–31, 2026	–	$–	–	–
September 1–30, 2026	–	$–	–	–

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

During the fiscal quarter ended September 30, 2026, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Item 408 of Regulation S-K.

Kentucky First Federal Bancorp

ITEM 6. Exhibits

3.1[1]	Charter of Kentucky First Federal Bancorp

3.2[2]	Bylaws of Kentucky First Federal Bancorp, as amended and restated

3.3[3]	Amendment No. 1 to the Bylaws of Kentucky First Federal Bancorp

3.4[4]	Amendment No. 2 to the Bylaws of Kentucky First Federal Bancorp

3.4[5]	Amendment No. 3 to the Bylaws of Kentucky First Federal Bancorp

4.1[1]	Specimen Stock Certificate of Kentucky First Federal Bancorp

31.1	CEO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	CFO Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	CEO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	CFO Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.0	The following materials from Kentucky First Federal Bancorp’s Quarterly Report On Form 10-Q for the quarter ended September 30, 2026 formatted in Extensible Business Reporting Language (XBRL): (i) the Condensed Consolidated Balance Sheets; (ii) the Condensed Consolidated Statements of Operations; (iii) the Condensed Consolidated Statements of Comprehensive Income; (iv) the Consolidated Statements of Changes in Shareholders’ Equity; (v) the Condensed Consolidated Statements of Cash Flows: and (vi) the related Notes.

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated herein by reference to the Company’s Registration Statement on Form S-1 (File No. 333-119041).

(2)	Incorporated herein by reference to the Company’s Annual Report on Form 10-K for the Year Ended June 30, 2012 (File No. 0-51176).

(3)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed August 25, 2017 (File No. 0-51176).

(4)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed September 28, 2020 (File No. 0-51176).

(5)	Incorporated herein by reference to the Company’s Current Report on Form 8-K filed February 2, 2022 (File No. 51176).

Kentucky First Federal Bancorp

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KENTUCKY FIRST FEDERAL BANCORP

Date: November 12, 2026	By:	/s/ R. Clay Hulette
R. Clay Hulette
Chief Executive Officer

Date: November 12, 2026	By:	/s/ Tyler W. Eades
Tyler W. Eades
Vice President and Chief Financial Officer